Form 10-Q
period 2000-03-31
ONVIA COM INC
filed 2000-05-15
CIK 1100917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                       Commission file number 000-29609

================================================================================

                                ONVIA.COM, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                      91-1859172
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                              1260 Mercer Street
                          Seattle, Washington  98109
         (Address of principal executive offices, including zip code)


     (Registrant's telephone number, including area code:  (206) 282-5170

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [_]  No [X]

     Common stock, par value $.0001 per share: 80,525,509 shares outstanding as of April 30, 2000.

                                ONVIA.COM, INC.


                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements.                                          3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                     9

    Item 3.  Quantitative and Qualitative Disclosure about Market Risk.    19

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings.                                            19

    Item 2.  Changes in Securities and Use of Proceeds.                    20

    Item 3.  Defaults Upon Senior Securities.                              21

    Item 4.  Submission of Matters to a Vote of Security Holders.          21

    Item 5.  Other Information.                                            21

    Item 6.  Exhibits and Reports on Form 8-K.                             22

SIGNATURES                                                                 24

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,              December 31,
ASSETS                                                                           2000                     1999
                                                                           ----------------         ----------------
                                                                                          (Unaudited)
                                                                                         (In thousands)
Current Assets:
   Cash and cash equivalents                                               $     224,306            $     38,518
   Short-term investments                                                         19,232                       -
   Accounts receivable, net                                                          827                     510
   Inventory                                                                       1,396                   1,360
   Prepaid expenses and other current assets                                       8,426                   1,414
                                                                           -------------            ------------

      Total current assets                                                       254,187                  41,802

Property and equipment, net                                                        8,777                   6,177
Other assets, net                                                                  6,030                   2,300
                                                                           -------------            ------------

      Total assets                                                         $     268,994            $     50,279
                                                                           =============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                        $      12,077             $     6,719
   Accrued expenses and other                                                     12,057                   7,294
   Current portion of long-term debt                                               4,025                   4,482
                                                                           -------------            ------------
      Total current liabilities                                                   28,159                  18,495

Long-term debt                                                                     4,249                   5,171
                                                                           -------------            ------------

      Total liabilities                                                           32,408                  23,666

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
   Common stock and additional paid in capital                                   338,985                  98,984
   Unearned stock compensation                                                   (18,391)                (14,195)
   Accumulated deficit                                                           (84,008)                (58,176)
                                                                           -------------            ------------
      Total stockholders' equity                                                 236,586                  26,613

Total liabilities and stockholders' equity                                 $     268,994            $     50,279
                                                                           =============            ============


See accompanying notes to the condensed consolidated financial statements

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

                                                                              Three months ended March 31,
                                                                       --------------------------------------------
                                                                              2000                       1999
                                                                       -----------------           ----------------
                                                                           (In thousands, except per share data)
                                                                                        (Unaudited)
Revenue                                                                  $    21,509              $      1,476

Cost of goods sold                                                            24,355                     1,826
                                                                         -----------              ------------
     Gross margin                                                             (2,846)                     (350)

Operating expenses:
  Sales and marketing                                                         14,529                       170
  Technology and development                                                   4,655                        76
  General and administrative                                                   3,389                       498
  Noncash stock-based compensation                                             1,526                       431
                                                                         -----------              ------------

    Total operating expenses                                                  24,099                     1,175
                                                                         -----------              ------------

Loss from operations                                                         (26,945)                   (1,525)

Interest income (expense), net                                                   785                       (75)
                                                                         -----------              ------------

Net loss                                                                     (26,160)                   (1,600)

Reduction of beneficial conversion feature on
   convertible preferred stock                                                   287                         -
                                                                         -----------              ------------

Net loss attributable to common stockholders                             $   (25,873)            $      (1,600)
                                                                         ===========             =============

Basic and diluted net loss per common share                              $    (0.71)             $       (0.17)
                                                                         ==========              =============

Basic and diluted weighted average shares outstanding                        36,377                      9,635
                                                                         ==========              =============

Comprehensive loss:
  Net loss                                                               $  (26,160)            $       (1,600)
  Foreign currency translation loss                                             (42)                         -
                                                                         ----------             --------------

    Total                                                                $  (26,202)            $       (1,600)
                                                                         ==========             ==============


See accompanying notes to the condensed consolidated financial statements

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three months ended March 31,
                                                                       -------------------------------------
                                                                             2000               1999
                                                                       -----------------   -----------------
                                                                                   (In thousands)
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net loss                                                              $   (26,160)          $    (1,600)
   Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
     Depreciation and amortization                                             1,013                     6
     Noncash stock-based compensation                                          1,526                   431
     Amortization of debt discount                                               186                     -
     Noncash interest expense related to issuance of
        common stock warrants                                                      -                   242
   Change in certain assets and liabilities:
        Accounts receivable, net                                                (320)                   17
        Inventory                                                                (37)                   (4)
        Prepaid expenses and other current assets                             (6,937)                    -
        Other assets                                                          (3,234)                    -
        Accounts payable                                                       5,364                    94
        Accrued expenses and other                                             5,868                     -
                                                                        ------------          ------------

   Net cash used in operating activities                                     (22,731)                 (814)

Cash flows from investing activities:
   Purchase of short-term investments                                        (19,232)                    -
   Additions to property and equipment, net                                   (3,412)                 (260)
   Additions to capitalized software                                            (774)                    -
                                                                        ------------          ------------

   Net cash used in investing activities                                     (23,418)                 (260)


Cash flows from financing activities:
   Proceeds from convertible debt                                                  -                   975
   Repayments on long-term debt                                               (1,565)                    -
   Proceeds from exercise of stock options and warrants                           22                     -
   Net proceeds from issuance of Series A preferred stock                          -                10,252
   Net proceeds from issuance of common stock                                233,961                     -
   Repurchase of preferred stock                                                (476)                    -
                                                                        ------------          ------------

   Net cash provided by financing activities                                 231,942                11,227

Effect of exchange rate changes on cash                                           (5)                    3
                                                                        ------------          ------------

Net increase in cash and cash equivalents                                    185,788                10,156

Cash and cash equivalents, beginning of period                                38,518                    45
                                                                        ------------          ------------

Cash and cash equivalents, end of period                                 $   224,306           $    10,201
                                                                        ============          ============

   See accompanying notes to the condensed consolidated financial statements

ONVIA.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Onvia.com, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company". The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-93273), ("Registration Statement"), including the related prospectus dated March 1, 2000.

     The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

     Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.


2.   Net Loss Per Share

     Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. Net loss per share as of March 31, 2000 includes the automatic conversion of the Company's Series A, Series B and Series C preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering on March 1, 2000. Stock options, warrants and nonvested common stock are excluded from the calculation of diluted net loss per share as they would be anti-dilutive.


3.   Stockholders' Equity

     Authorized common shares

     On January 27, 2000, the Board of Directors authorized the Company's reincorporation in the State of Delaware and authorized an amendment to the Delaware Certificate of Incorporation to issue 265,000,000 shares of which 250,000,000 shares are allocated as common stock and 15,000,000 shares as undesignated preferred stock with a common par value of $0.0001 per share. The Company's reincorporation in Delaware was effective on February 22, 2000 and included a two-for-one split of the Company's outstanding shares of common stock and preferred stock. All equity information in these condensed consolidated financial statements has been restated to reflect this split.

     Exercise of warrants

     During the quarter ended March 31, 2000, warrants to purchase 705,144 shares of common stock were exercised at an exercise price of $.0025 per share.

     Stock Repurchase

     In February 2000, the Company repurchased 69,398 shares of its Series C preferred stock at the original issuance price of $6.86 per share. The beneficial conversion feature of $287,000 attributed to these shares, that was charged to net loss attributable to common stockholders in 1999, was reversed in the quarter ended March 31, 2000.


     Initial Public Offering

     In March 2000, the Company completed its initial public offering (the "Offering") and issued 9,200,000 shares of its Common Stock to the public at a price of $21.00 per share. The Company received net proceeds of $177.9 million. Concurrent with this Offering, the Company issued an additional 2,666,666 shares of its Common Stock to Internet Capital Group at a price of $21.00 for net proceeds of $56.0 million. Upon closing of the Offering, all of the preferred stock outstanding was converted into an aggregate of 38,073,670 shares of common stock.


4.   Employee Notes Receivable

     In the first quarter of 2000, the Company issued loans in the aggregate amount of $250,000 to two employees which increased total employee loans outstanding to $750,000 at March 31, 2000. The loans are collateralized by 250,000 shares of the Company's common stock and bear interest at 6% per annum. The principal and interest are payable upon demand at the expiration of any lock-up period after the Offering. The notes also become due if certain change of control events take place. Employee notes receivable is included in other current assets and other assets on the balance sheet.

     Subsequent to quarter end, the Company issued loans to three employees in the aggregate amount of $600,000, collateralized by 600,000 shares of the Company's common stock. The terms of these notes are consistent with the terms described above. Subsequent to quarter end, employee loans aggregated to $1,350,000, the amount authorized by the Board of Directors.


5.   Segment Information

     The operating business segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company evaluates its operations based on the geography of its two operations, the United States and Canada. Intercompany transactions are insignificant and have been recorded at cost as part of the parent's investment in its subsidiaries. The operating segment information for 1999 and 2000 has been reported in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                                 U . S .            Canada            Totals
                                                           ----------------   ----------------    --------------
                                                                              (In thousands)

Three months ended March 31, 2000
---------------------------------
   Net revenue                                              $   18,774         $    2,735            $   21,509
   Net loss                                                    (25,001)            (1,159)              (26,160)
   Total assets                                                267,930              1,064               268,994
   Property and equipment, net                                   8,434                343                 8,777
   Other assets                                                  5,994                 36                 6,030
   Depreciation and amortization                                 1,143                 56                 1,199
   Interest income (expense), net                                  783                  2                   785
   Noncash compensation expense                                  1,417                109                 1,526


Three months ended March 31, 1999
---------------------------------
   Net revenue                                              $      823         $      653            $    1,476
   Net loss                                                     (1,439)              (161)               (1,600)
   Total assets                                                 10,366                248                10,614
   Property and equipment, net                                     253                 22                   275
   Depreciation and amortization                                     4                  2                     6
   Interest income (expense), net                                  (31)               (44)                  (75)
   Noncash compensation expense                                    385                 46                   431

6.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for the fiscal quarter beginning January 1, 2001, requires the Company to recognize all derivatives as either assets or liabilities in the Company's balance sheet and measure those instruments at fair value. The Company does not expect the effect of adopting the provisions of SFAS No. 133 to have a significant impact on the balance sheet, results of operations and cash flows.


7.   Agreement with America Online, Inc.

     In February 2000, the Company entered into a strategic relationship with America Online (AOL), under which AOL will provide its customers with access to the Company's services and products, through an interactive co-branded web site. As part of this relationship, the Company will provide to AOL a web-based buying directory to act as the engine for AOL's business-to-business ecommerce platform. In addition, AOL will promote the co-branded site and will pay a percentage of the advertising revenue earned from the co-branded web site. The Company has agreed to make fixed payments of $18.2 million to AOL under this agreement, approximately $3.1 million of which was paid following the execution of the agreement and $5.3 million of which was due immediately following the closing of the Offering. The remainder is payable in six equal quarterly payments commencing in May 2000. The Company is also required to make additional payments to AOL if the number of new customers that it acquires from AOL exceeds a specified level.


8.   Commitments and Contingencies

     From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

     In February 2000, the Company settled a lawsuit filed by a former employee who claimed he was entitled to 100,000 shares of the Company's common stock. The Company had recorded an allowance for any potential losses of $1.1 million in December 1999 and recorded the expense as noncash stock-based compensation at that time. The Company settled the lawsuit for $550,000 in cash and consequently reversed the initial non-cash compensation charge of $1.1 million and recorded a general and administrative expense of $550,000.

     In February 2000, a potential investor filed a lawsuit in the Supreme Court of British Columbia, Canada against the Company and its chief executive officer for 50% of the Company's assets and 50% of the executive's equity interest in the Company. The lawsuit is based upon the allegation that the potential investor and the Company's chief executive officer planned to form a company similar to Onvia.com. Based upon investigations to date, the Company believes that the allegations against it are without merit and that the outcome of this action will not harm its business. The Company believes that it has valid defenses to this claim and intends to vigorously defend the action.

     In February 2000, the Company signed an amended lease agreement for new corporate office facilities. Monthly lease payments range from $218,000 to $257,000 over the ten-year term of the lease. Total obligations over the ten-year term of the agreement are $28.2 million. Minimum lease payments on all of the non-cancelable operating leases range from $2.6 million to $3.3 million over the next five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This discussion contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company is under no duty to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statement to actual results or to changes in its expectation.


RESULTS OF OPERATIONS


Overview

For the first quarter of 2000, revenue was approximately $21.5 million compared with $1.5 in the first quarter of 1999. The Company had a first quarter 2000 net loss of $26.2 million, or a loss of $.71 per share, compared with a loss of approximately $1.6 million, or a loss of $.17 per share, in the first quarter of 1999.


Revenue

Revenue increased to $21.5 million for the quarter ended March 31, 2000 from $1.5 million for the quarter ended March 31, 1999. The increase is primarily due to continued growth and awareness of the Company's brand name that resulted in increased sessions, or unique visits, and ultimately, customers.

International revenues were $2.7 million in the first quarter of 2000, up 313% from $653,000 in the first quarter of 1999. The increase was due to continued growth in the Company's Canadian operations. Through March 31, 2000, substantially all of the Company's revenue was derived from product sales.

Gross Margin

Gross margin improved to a negative 13.2% for the quarter ended March 31, 2000 from negative 23.7% for the quarter ended March 31, 1999. The improvement in gross margin is attributable to adjustments in product pricing, a shift in product mix to products with improved gross margins, and lower product costs.


Sales and Marketing

Sales and marketing expenses were approximately $14.5 million for the quarter ended March 31, 2000, compared to $170,000 for the quarter ended March 31, 1999. The increase is due to higher advertising expenses associated with the Company's ongoing advertising campaigns and increases in sales and marketing personnel.

Technology and Development

Technology and development expenses were $4.7 million for the quarter ended March 31, 2000, compared to $76,000 for the quarter ended March 31, 1999. This increase is due to significant increases in technology and development personnel and to consulting expenses associated with the implementation of contracted engineering projects.


General and Administrative

General and administrative expenses were $3.4 million for the quarter ended March 31, 2000, compared to $498,000 for the quarter ended March 31, 1999. This increase is primarily attributable to increases in personnel and professional and recruiting fees.


Interest Income (Expense), Net

Interest income (expense), net, was $785,000 in the first quarter of 2000, compared to ($75,000) in the first quarter of 1999. This increase is due to interest income earned on Offering proceeds held in money market funds and other short-term investments.


Noncash Stock-based Compensation

The Company records unearned stock compensation in the equity section of the balance sheet for the difference between the deemed value of its common stock options for accounting purposes and the exercise price of employee options or sale price of non-employee equity instruments. This amount is amortized on an accelerated basis over the vesting period of the option, typically four years. At March 31, 2000, unearned stock compensation was $18.4 million, and the Company had amortized $1.5 million of noncash stock-based compensation expense for the quarter ended March 31, 2000 compared to $431,000 in the first quarter of 1999.


Provision for Income Taxes

The Company incurred net operating losses from March 25, 1997 (inception) through March 31, 2000. Therefore, the Company has not recorded a provision for income taxes. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets, as the future realization of the tax benefit is not currently likely.



FINANCIAL CONDITION

Liquidity and Capital Resources

Prior to its initial public offering ("the Offering"), the Company had financed its operations primarily through the issuance of equity and debt securities. In March 2000, the Company completed its Offering and issued 9,200,000 shares of its Common Stock to the public at a price of $21.00 per share, raising net proceeds of $177.9 million. In addition, in March 2000, in a transaction that was contingent upon the closing of its Offering, the Company sold to Internet Capital Group, or ICG, 2,666,666 shares of its common stock at the initial public offering price of $21.00 per share in a private placement transaction, which generated net proceeds of $56.0 million.

The Company's combined cash and cash equivalents and short-term investments were $243.5 million at March 31, 2000 versus $38.5 million at December 31, 1999. The increase is due to proceeds received upon completion of the Company's Offering and private placement in March 2000. The short-term investment portfolio is invested in commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At March 31, 2000, the Company's working capital was $226.0 million compared to $23.3 million at December 31, 1999.

Net cash used in operating activities was $22.7 million for the quarter ended March 31, 2000 and $814,000 for the quarter ended March 31, 1999. The increase is attributable to increases in net operating losses, prepaid expenses and other current assets, accounts payable and accrued expenses, offset by noncash charges.

Net cash used in investing activities was $23.4 million for the quarter ended March 31, 2000 and $260,000 for the quarter ended March 31, 1999. The increase is attributable to increases in short-term investments, fixed asset purchases and capitalized software costs.

Net cash provided by financing activities was $231.9 million for the quarter ended March 31, 2000 and $11.2 million for the quarter ended March 31, 1999. The increase is attributable to the sale of equity securities in the Company's Offering.

In February 2000, the Company signed an amended lease agreement for new corporate office facilities. Monthly lease payments range from $218,000 to $257,000 over the ten-year term of the lease. Total obligations over the ten-year term of the agreement are $28.2 million. Minimum lease payments on all of the Company's non-cancelable operating leases range from $2.6 million to $3.3 million over the next five years.

In February 2000, the Company signed an agreement with America Online, or AOL, that requires the Company to make fixed payments totaling $18.2 million to AOL. Approximately $3.1 million of this amount was paid immediately following the execution of the agreement, and $5.3 million was due subsequent to the closing of the Offering. The remainder is payable in six equal quarterly payments commencing in May 2000. The Company is also required to make additional payments to AOL if the number of new customers that it acquires from AOL exceeds a specified level.

The Company's future liquidity and capital requirements will depend on numerous factors. For example, the Company's pace of expansion will affect its future capital requirements, as will the Company's decision to acquire or invest in complementary businesses and technologies. However, the Company believes that the net proceeds from issuances of its common stock, together with existing cash, cash equivalents and short-term investments, will be sufficient to satisfy its cash requirements for at least the next 18 months. Depending on the Company's growth rate and cash requirements, the Company may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. The Company cannot make assurances that additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.


RISK FACTORS

The Company has a limited operating history, making it difficult to evaluate its future prospects

The Company was incorporated in March 1997. In July 1997, it launched the initial version of its emarketplace, targeted at the Canadian market. In July 1998, it introduced its emarketplace for U.S. small businesses. The Company has a limited operating history upon which an investor may evaluate its business and prospects. The Company's potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as emarketplaces in general and those catering to small businesses in particular. The Company may not successfully address any of these risks. If the Company does not successfully address these risks, its business will be seriously harmed.

The Company has incurred losses in each quarter since inception, and it expects to incur significant operating losses for the foreseeable future

The Company has incurred net losses from operations in each quarter since inception. It expects to continue to incur losses for the foreseeable future. Most of its revenue to date has been generated by selling products at or below cost. The Company expects to increase significantly its operating expenses in the near future as it attempts to build its brand, expand its customer base and improve its technology infrastructure. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross margins. To increase revenue, the Company will need to continue to attract customers and suppliers to its emarketplace and expand its service and product offerings. To improve its gross margins, the Company will need to increase the proportion of revenue generated from higher-margin services, reduce service and product discounts and lower service and product costs. The Company may not be able to increase revenue and gross margins sufficiently to achieve profitability.

The Company's quarterly financial results are subject to fluctuations which may make it difficult to forecast its future performance

The Company expects its revenue and operating results to vary significantly from quarter to quarter making it difficult to formulate meaningful comparisons of its results between quarters. The Company's limited operating history and new and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Factors that may affect its quarterly results include those discussed throughout this section. Substantially all of the Company's revenue for a particular quarter is derived from transactions that are initiated and completed during that quarter.

The Company's current and future levels of operating expenses and capital expenditures are based largely on its growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. The Company will not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm its business and results of operations. In addition, the Company's quarterly results will be affected by the mix of revenue generated from the sale of services and products. If the percentage of revenue from products increases and the percentage of revenue from services decreases, the Company's gross margin will likely be negatively impacted.

The Company's limited operating history and rapid growth make it difficult to assess the seasonal factors in its business. Nevertheless, the Company expects there to be seasonal fluctuations in its business, reflecting a combination of seasonal trends for the services and products it offers, seasonal trends in the buying habits of its target small business customers and seasonal trends reflecting Internet usage. For example, Internet use generally declines during the summer months.

The Company's network and software are vulnerable to security breaches and similar threats which could result in its liability for damages and harm its reputation

The Company's network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in the Company's liability for damages, and its reputation could suffer, thus deterring potential customers from transacting with the Company. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to its customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in its computer systems.

In July 1999, the Company's former web site in Canada, MegaDepot.com, was subject to a security breach in which an outside party was able to gain access to the private account information, including credit card numbers, of some of its customers. This security breach occurred when the Company inadvertently provided a few of its customers with the URL link to its internal database, and also inadvertently left the password protection for its internal database turned off. Information about this security breach was forwarded to a newspaper reporter in Toronto, Canada, prior to the Company's becoming aware of the breach. This resulted in negative publicity concerning the Company's former web site for several days in several Canadian newspapers. Even though the Company has taken steps to prevent the recurrence of this specific security breach as well as other disruptive problems, a security breach could occur again in the future.

To help reduce the Company's network's vulnerability to security breaches, the Company has completed a network security audit, upgraded all of its network components, updated its software to current release levels and implemented extensive site monitoring software. Further, The Company has hired employees dedicated solely to ensuring network security and developing related policies, procedures and internal controls.

The Company intends to continue to implement industry-standard security measures, but it cannot assure you that the measures it implements will not be circumvented. The costs and resources required to alleviate security problems may result in interruptions, delays or cessation of service to its customers, which could harm its business.

Success by John Meier in his action against the Company could negatively impact its operating results and result in dilution to its stockholders

In February 2000, John Meier filed an action in the Supreme Court of British Columbia, Canada asserting a claim against the Company and Glenn Ballman, its founder, President and Chief Executive Officer. Mr. Meier's claim is based upon allegations that he and Mr. Ballman had intentions to form a company similar to the Company's and that Mr. Ballman's role in founding the Company breached an alleged partnership with Mr. Meier and fiduciary duties owed to him. In this action, Mr. Meier asserts that he is entitled to 50% of Mr. Ballman's interest in Onvia.com, as well as 50% of the assets and business of Onvia.com. Based upon the its investigation to date, the Company believes that the allegations against it are wholly without merit and that the outcome of this action will not harm its business. The Company believes that it has valid defenses to this claim and intends to vigorously defend the action. The results of litigation proceedings are inherently unpredictable, however, the Company is unable to provide assurance regarding the outcome of this action or possible damages that may be incurred. Although the Company believes that it is unlikely, if Mr. Meier were to prevail on his claim against the Company in its entirety, this would severely harm its business, operating results and financial condition. Any cash award or settlement paid by the Company to Mr. Meier could have a material negative impact on its operating results and financial condition. Any shares of common stock awarded or issued to Mr. Meier by the Company would be dilutive to its stockholders. It is also possible that defense of this claim will result in a significant diversion of management attention. In the event that Mr. Meier is successful in his claim against Mr. Ballman, it is possible that Mr. Meier could become one of the Company's principal stockholders and have an ability to exert influence over matters submitted to its stockholders

The development of the Company's brand is essential to its future success and requires significant expenditures

The Company believes that development of the Onvia.com brand is crucial to its future success. The importance of brand recognition will increase as more companies engage in commerce over the Internet. Because the online commerce aspects of its business model has limited legal, technological and financial barriers to entry, if the Company is unable to establish a trusted brand name, the Company's business will suffer. The Company currently intends to invest significant capital resources to develop its brand, including spending significant amounts of money on advertising and promotions. Furthermore, the cost of advertising and promotions is growing rapidly. In addition, if the Company's competitors significantly increase their advertising and promotions spending, the Company may be forced to increase its expenditures accordingly. The Company cannot be certain that its efforts to promote its brand will be successful or that the Company will have adequate financial resources to continue to promote its brand.

If the Company fails to increase traffic to its web site and the proportion of visitors who purchase services or products, its business will not grow as it expects

To generate revenue, the Company must drive traffic to its web site and convert visitors into purchasers of services and products. The Company uses a number of techniques to increase traffic to its web site, including developing relationships with third parties, advertising, e-mail and contests. Currently, the Company is using a variety of techniques to increase customer conversion rates, including using discounts on selected items and other incentives. Many of these techniques are new and unproven, and the Company cannot be certain that any of them will be successful in helping the Company increase traffic or conversion rates. If the Company is unable to draw significantly higher traffic to its web site and convert a significant number of web site visitors into customers, its business will not grow as expected.

Intense competition could impede the Company's ability to gain market share and harm its financial results

Emarketplaces are new, rapidly evolving and intensely competitive. In addition, the traditional non-Internet-based markets for business products such as computer hardware and software, office furniture, office equipment and office supplies are also intensely competitive. The Company competes with both traditional distribution channels as well as other online services. The Company's current and potential competitors include:

 .    Internet sites that target the small business market including
     BizBuyer.com, Digitalwork.com and Works.com;

 .    Internet sites targeting the consumer market that also sell to small business customers, including Beyond.com, Buy.com and Onsale.com;

 .    companies such as America Online, Microsoft, NBCi and Yahoo! that offer a broad array of Internet-related services and either offer business-to-business e-commerce services presently or have announced plans to introduce such services in the future; and

 .    traditional non-internet-based retailers that sell of resell business service and products such as AT&T Wireless, Circuit City and CompUSA.

There are minimal barriers to entry to this market, and new competitors could launch a competitive web site offering services and products targeted to the small business market. To compete successfully and to gain market share, the Company must significantly increase awareness of its brand name and its web site. In addition, the Company must increase its customer base and the volume of services and products sold through its web site. The Company's failure to achieve these objectives could cause its revenue to decline and limit its ability to achieve profitability.

The Company may not compete successfully against current or future competitors, many of which have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company does. These competitors may also be more successful than the Company in engaging in more extensive development of their technologies, adopting more aggressive pricing policies and establishing more comprehensive marketing and advertising campaigns. The Company's competitors may develop web sites that are more sophisticated than the Company's with better online tools, and that have service and product offerings superior to the Company's. For these or other reasons, the Company's competitors' web sites may achieve greater acceptance than the Company's, limiting its ability to gain market share and customer loyalty and to generate sufficient revenue to achieve profitability.

The Company's business model is new, unproven and evolving and may not prove to be viable in the long run

The Company's business model is new, unproven and continues to evolve. In particular, its business model is based on several assumptions, any one of which may not prove to be true, including the following:

 .    a significant number of small businesses will be willing to purchase their business services and products online;

 .    a significant number of small businesses and small business service providers will use the Company's emarketplace to buy and sell services and products; or

 .    small business customers will provide the Company data about themselves. If any of these assumptions does not prove to be true, the Company's business may not be viable in the long run.

In addition, to date the Company has sold many of its products at or below its cost, causing the Company to incur negative gross margins. The Company cannot assure you that if, in the future, it chooses to increase the prices at which it sells products, the Company will be able to retain existing customers and attract new customers. If the Company is unable to retain and grow its existing customer base, its business model may not prove to be viable.

If the Company fails to increase the proportion of revenue derived from transaction fees, its gross margins will not improve

In general, the Company derives higher gross margins from transaction fees from the sale of services than from the sale of products. If the Company is to improve gross margins, it must increase the proportion of revenue generated from transaction fees. To date, the Company's transaction fees have been minimal, and the sale of services over the Internet has not yet achieved broad market acceptance. The sale of services through the Internet may not achieve broad market acceptance, and, even if it does, the Company may not achieve significant sales of services.

If the Company does not develop additional and maintain existing relationships with third parties, the Company may be unable to increase traffic to its web site

The Company depends on relationships with third parties to direct traffic to its web site. Most of these agreements call for the third party to be paid a monthly fee. Some of these relationships require the Company to pay the third party a percentage of revenue generated from customers who make a purchase after linking through from the third party's web site. Most of these relationships are for terms of six months or less and many of them are cancelable by either party without cause upon limited notice. The Company must maintain its existing relationships and develop new relationships on terms acceptable to the Company to continue to increase traffic to its web site. The termination of any of these existing agreements, or the failure to secure similar relationships with new third parties would limit the growth in traffic to the Company's web site or cause it to decline, and would likely impede its ability to attract a large enough customer base to make its business viable. Additionally, the Company does not know if it will be able to renew any or all of these agreements on acceptable terms.

Even if the Company maintains its existing relationships, because most of them have been formed recently and several of them have not yet been fully established, the Company does not have sufficient historical data to assess accurately whether the relationships will be successful in drawing sufficient traffic to its web site. Any unexpected decline in traffic to the web sites of the third parties with whom the Company has relationships could have a negative impact on the traffic to the Company's web site.

If the Company is unable to maintain its relationships on commercially favorable terms with the small number of suppliers of the products it sells, its business will suffer

The Company purchases substantially all of its products from only four major vendors: Ingram Micro, TechData, Merisel and United Stationers, with the majority of the Company's revenue being derived from sales of products supplied by Ingram Micro.

The Company does not typically maintain physical inventory but may do so for scarce resources or when otherwise appropriate. The Company's relationships with its suppliers are in the form of standard agreements. The Company does not have minimum commitments or guaranteed pricing with any of its suppliers. Individual transactions become contracts by way of issuing purchase orders. The Company's agreements with its suppliers are cancelable at any time by either party. The Company's suppliers could:

 .    discontinue service to the Company at any time with little or no notice, in which case it may be unable to obtain alternate supply sources on comparable or acceptable terms;

 .    raise prices above the level at which the Company can profitably sell products to its customers;

 .    establish more favorable pricing structures for its competitors; or

 .    establish strict payment terms that constrain its working capital.

Any unfavorable action or event concerning its supplier relationships that hinders the Company's ability to fulfill orders quickly, accurately and on competitive terms would harm its business.

The Company has grown very quickly and if it fails to manage this growth, its ability to increase revenue and achieve profitability will be harmed

The Company has rapidly and significantly expanded its operations, and the Company needs to grow quickly in the future. This growth has placed a significant strain on the Company's employees, management systems and other resources and will continue to do so. If the Company does not manage its growth effectively, its revenue may not grow as expected, and the Company may never achieve profitability.

Effectively managing its expected future growth will require, among other things, that the Company successfully upgrade its operating systems, improve its management reporting capabilities and strengthen internal controls. The Company will also need to attract, hire and retain highly skilled and motivated officers and employees. The Company must also maintain close coordination among its marketing, operations, engineering and accounting departments. The Company may not succeed in achieving any of these objectives.

Its business will suffer if the Company is unable to hire and retain highly qualified employees

The Company's future success depends on its ability to identify, hire, train and retain highly qualified sales and marketing, technical, managerial and administrative personnel. As the Company continues to introduce new services, products and features on its web site, and as its customer base and revenue continue to grow, the Company will need to hire a significant number of qualified personnel. Competition for qualified personnel, especially those with Internet experience, is intense, and the Company may not be able to attract, train, assimilate or retain qualified personnel in the future. The Company's failure to attract, train, assimilate and retain qualified personnel could seriously disrupt its operations and could increase its costs as the Company would be required to use more expensive outside consultants.

The Company's executive officers and key employees are critical to its business, and these officers and key employees may not remain with the Company in the future

The Company's business and operations are substantially dependent on the performance of its key employees, all of whom are employed on an at-will basis and have worked together for only a short period of time. The Company does not maintain "key person" life insurance on any of its executives other than Glenn Ballman, its founder, President and Chief Executive Officer. The loss of Mr. Ballman or other key employees would likely harm the Company's business.

The Company may require significant additional capital in the future, which may not be available on suitable terms, or at all

The expansion and development of its business may require significant additional capital, which the Company may be unable to obtain on suitable terms, or at all. If the Company is unable to obtain adequate funding on suitable terms, or at all, it may have to delay, reduce or eliminate some or all of its advertising, marketing, co-branding relationships, engineering efforts, general operations or any other initiatives. The Company may require substantial additional funds to carry out and expand its planned advertising and marketing activities and to continue to develop and upgrade its technology. If the Company issues convertible debt or equity securities to raise additional funds, the Company's existing stockholders will be diluted.

If the Company fails to expand its current technology infrastructure, it will be unable to accommodate its anticipated growth

To be successful, the Company must continue to increase substantially traffic to its web site and convert web site visitors into customers. Accommodating this potential growth in web site traffic and customer transactions will require the Company to continue to develop its technology infrastructure. To maintain the necessary technological platform in the future, the Company must continue to expand and stabilize the performance of its web servers, improve its transaction processing system, optimize the performance of its network servers and ensure the stable performance of its entire network. The Company may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, the Company may not do so on time and within budget. If the Company fails to achieve a stable technological platform in time to handle increasing web site traffic or customer order volume, potential customers could be discouraged from using the Company's emarketplace, its reputation could be damaged and its business could be harmed.

The performance of its web site is critical to the Company's business and its reputation

Any system failure that causes an interruption in the service of the Company's web site or a decrease in its responsiveness could result in reduced user traffic and reduced revenue. Further, prolonged or ongoing performance problems on its web site could damage the Company's reputation and result in the permanent loss of customers to its competitors' web sites. The Company has occasionally experienced system interruptions that have made its web site totally unavailable, slowed its response time or prevented the Company from efficiently fulfilling orders, and these problems may occur again in the future.

In April 1999, the Company entered into an agreement with Exodus Communications to maintain all of its web servers and database servers at Exodus's Seattle location. The Company's operations depend on Exodus's ability to protect its systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. Any disruption in the services provided by Exodus could severely disrupt the Company's operations. The Company's backup systems may not be sufficient to prevent major interruptions to its operations, and it does not have a formal disaster recovery plan. The Company may not have sufficient business interruption insurance to cover losses from major interruptions.

The Company's customers and visitors to its web site depend on their own Internet service providers, online service providers and other web site operators for access to the Onvia.com web site. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.


The Company expects to engage in future acquisitions or investments, which may harm its operating results

Although the Company has no current agreements relating to acquisitions or investments in other companies, it expects in the future to make acquisitions or investments designed to increase its customer base, broaden its offerings and expand its technology platform. The Company has not made acquisitions or investments in the past, and therefore its ability to conduct acquisitions and investments is unproven. If the Company fails to evaluate and to execute successfully acquisitions or investments, the acquisitions may seriously harm the Company's business. To complete successfully an acquisition, the Company must:

 .  properly evaluate the technology;
 .  accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;
 .  integrate and retain personnel;
 . combine potentially different corporate cultures; and . effectively integrate services and products and technology, sales, marketing and support operations.

If the Company fails to do any of these, it may suffer losses or its management may be distracted from its day-to-day operations. In addition, if the Company conducts acquisitions using convertible debt or equity securities, existing stockholders may be diluted, which could affect the market price of the Company's stock.

The Company's services and products depend upon the continued availability of licensed technology from third parties

The Company licenses and will continue to license technology integral to its services and products from third parties. If the Company is unable to acquire or retain key third-party product licenses or integrate the related third-party products into its services and products, the Company's service and product development may be delayed. The Company also expects to require new licenses in the future as its business grows and technology evolves. The Company may not be able to obtain these licenses on commercially reasonable terms, if at all.

If the Company expands its international sales and marketing activities, its business will be susceptible to numerous risks associated with international operations

The Company is making preliminary plans to expand its international operations and hire additional personnel outside of North America. Therefore, in the future the Company may commit significant resources to expand its international sales and marketing activities. If successful, the Company will be subject to a number of risks associated with international business activities. These risks generally include:

 .  currency exchange rate fluctuations;
 .  seasonal fluctuations in purchasing patterns;

 .  unexpected changes in regulatory requirements;
 .  tariffs, export controls and other trade barriers;
 .  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
 .  difficulties in managing and staffing international operations;
 .  potentially adverse tax consequences, including restrictions on the repatriation of earnings;
 .  burdens of complying with a wide variety of foreign laws;
 . risks related to the recent global economic turbulence; and . political instability.

The Company will not be able to grow its business unless small businesses increase their use of the Internet to conduct commerce and the Internet is able to support the demands of this growth

The Company's success depends on the increasing use of the Internet by small businesses. If use of the Internet as a medium for consumer and business communications and commerce does not continue to increase, demand for the Company's services and products will be limited and its financial results will suffer.

Even if small businesses increase their use of the Internet, the Internet infrastructure may not be able to support the demands of this growth. The Internet infrastructure must be continually improved and expanded in order to alleviate overloading and congestion. If the Internet's infrastructure is not improved or expanded, the Internet's performance and reliability will be degraded. Internet users may experience service interruptions as a result of outages and other delays occurring throughout the Internet. Frequent outages or delays may cause consumers and businesses to slow or stop their use of the Internet as a transaction-based medium.

The Company may not be able to keep up with rapid technological and industry changes

The Internet and online commerce markets are characterized by rapid technological change, frequent introductions of new or enhanced hardware and software products, evolving industry standards and changes in customer preferences and requirements. The Company may not be able to keep up with any of these or other rapid technological changes, and if it does not, its business will be harmed. These changes and the emergence of new industry standards and practices could render the Company's existing web site and operational infrastructure obsolete. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require the Company to incur substantial expenditures to modify or adapt its operating practices or infrastructure. To be successful, the Company must enhance its web site responsiveness, functionality and features, acquire and license leading technologies, enhance its existing service and product offerings, and respond to technological advances and emerging industry standards and practices in a timely and cost effective manner.

Future regulations could be enacted that either directly restrict the Company's business or indirectly impact its business by limiting the growth of e-commerce

As e-commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for the Company's services and products. Although many regulations might not apply to its business directly, the Company expects that laws regulating the collection or processing of personal or consumer information could indirectly affect its business. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce.

The Company's stock price may be volatile

The stock market and specifically the stock prices of Internet-related companies have been very volatile. This broad market and industry volatility may reduce the price of the Company's common stock, without regard to its operating performance. Due to this volatility, the market price of the Company's common stock could significantly decrease.

The Company's principal stockholders, officers and directors own a controlling interest in its voting stock

The Company's officers, directors and stockholders with greater than 5% holdings beneficially own a majority of its outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to its stockholders for approval, including:

 .  election of the Company's board of directors;
 .  removal of any of the Company's directors;
 . amendment of the Company's certificate of incorporation or bylaws; and . adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the Company.

These stockholders will have substantial influence over the Company's management and its affairs.

The Company has implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of its stock

Provisions of the Company's amended and restated certificate of incorporation and bylaws as well as provisions of Delaware law, can have the effect of making it difficult for a third party to acquire the Company, even if doing so would be beneficial to its stockholders.

The Company does not intend to pay dividends

The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay dividends in the foreseeable future. The Company intends to invest its future earnings, if any, to fund its growth.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Due to the operations of the Company's wholly-owned subsidiary in Canada, its results of operations, financial position and cash flows can be materially affected by changes in the relative values of the Canadian dollar to the U.S. dollar. However, due to the relative stability of these two currencies in relation to one another, the Company's past results of operations have not been materially affected by fluctuations in exchange rates. The Company does not use derivative financial instruments to limit its foreign currency risk exposure.

The Company's investment portfolio consists of money market funds, commercial paper and corporate debt securities. As of March 31, 2000, the Company considers the reported amounts of these investments to be reasonable approximations of their fair values. Therefore, changes in the market interest rates have not had a material impact on the Company's financial position. Historically, the Company's interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.


In February 2000, the Company settled a lawsuit filed by a former employee who claimed he was entitled to 100,000 shares of the Company's common stock. The Company had previously accrued $1.1 million as noncash stock-based compensation but settled the lawsuit for $550,000 in cash.

In February 2000, a potential investor filed a lawsuit in the Supreme Court of British Columbia, Canada against the Company and its chief executive officer for 50% of the Company's assets and 50% of the executive's equity interest in the

Company. The lawsuit is based upon the allegation that the potential investor and the Company's chief executive officer planned to form a company similar to Onvia.com. Based upon investigations to date, the Company believes that the allegations against it are without merit and that the outcome of this action will not harm its business. The Company believes that it has valid defenses to this claim and intends to vigorously defend the action.

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

In March 2000, the Company sold to Internet Capital Group, (ICG), 2,666,666 shares of its unregistered common stock at $21.00 per share, which generated net cash proceeds of $56.0 million. In issuing these securities, the Company relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. ICG represented to Onvia.com that it was an accredited investor within the meaning of Rule 501 of Regulation D and was able to bear the financial risk of its investment. ICG further represented that its intention to acquire the securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. Onvia.com did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D of the Securities Act. Onvia.com has used the net proceeds from the private placement to invest in interest bearing investment grade instruments and to fund the general operations of the Company. Onvia.com currently expects to use the net proceeds primarily for working capital and general corporate purposes. In addition, Onvia.com may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses.

In the quarter ended March 31, 2000, the Company issued 269,555 shares of unregistered common stock to employees pursuant to the exercise of stock options under its 1999 Stock Option Plan. These options were exercised at a weighted average exercise price of $0.08 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance of
Section 4(2) of the Securities Act as transaction by an issuer not involving any public offering. Almost all these issuances were made in reliance upon Rule 701 promulgated under the Securities Act. Those issuances that were not made in reliance upon Rule 701 were to officers of Onvia.com whose relationship with Onvia.com provided for adequate access to information about Onvia.com.


(d) Use of Proceeds from Sales of Registered Securities.

On March 1, 2000, Onvia.com completed an initial public offering (the "Offering")of its Common Stock, $0.0001 par value. The managing underwriters in the Offering were Credit Suisse First Boston, Chase H&Q, BancBoston Robertson Stephens, William Blair & Company, and E*Offering (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-93273) that was declared effective by the SEC on February 29, 2000. The Offering commenced on March 1, 2000, on which date, 9,200,000 shares of Common Stock (which includes 1,200,000 shares of Common Stock issued upon exercise of the Underwriters' over-allotment option) registered under the Registration Statement were sold at a price of $21.00 per share. The aggregate gross proceeds of the Offering amount registered and sold was $193,200,000. In connection with the Offering, Onvia.com paid $13,524,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the Offering through April 30,2000.

                                                               Amount Paid
                                                               -----------
Securities and Exchange Commission registration fee             $  269,000
NASD filing fee                                                      7,000
Nasdaq National Market listing fee                                 130,000
Printing and engraving expenses                                    266,000
Legal fees and expenses                                            466,000
Accounting fees and expenses                                       336,000
Blue Sky qualification fees and expenses                             3,000
Transfer Agent and Registrar fees                                    3,000
Miscellaneous fees and expenses                                    240,000
                                                               -----------

Total                                                           $1,720,000
                                                                ==========


After deducting the underwriting discounts and commissions and the Offering expenses described above, Onvia.com received net proceeds from the Offering of approximately $177.9 million. Onvia.com currently expects to use the net proceeds primarily for working capital and general corporate purposes. In addition, Onvia.com may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses. Onvia.com has used the net proceeds from its Offering to invest in interest bearing investment grade instruments and to fund the general operations of Onvia.com. None of Onvia.com's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of Onvia.com or their associates, persons owning 10% or more of any class of equity securities of Onvia.com, or an affiliate of Onvia.com. Onvia.com has completed the Offering.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Effective February 10, 2000, at least a majority of the holders of the common stock of Onvia.com, at least a majority of the holders of the Series A preferred Stock of Onvia.com, and at least a majority of the holders of the Series B and Series C Preferred Stock of Onvia.com approved the following items in an action by written consent:

 .  A reincorporation of Onvia.com from Washington into Delaware;

 .  A two-for-one forward split of the capital stock of Onvia.com;

 .  The adoption of the 2000 Employee Stock Purchase Plan;

 .  The adoption of the 2000 Directors' Stock Option Plan;

 . An amendment to the 1999 Stock Option Plan to increase the number of shares authorized thereunder to 18,000,000 and to make certain other changes;

The form of the post initial public offering Amended and Restated Certificate of Incorporation of Onvia.com; and the form of the standard director and officer indemnification agreements.

Item 5.  Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number

3.1 Bylaws of Onvia.com (Incorporated by reference to exhibit number 3.4 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

3.2 Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit number

3.5 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.1 Form of Onvia.com's common stock certificate (Incorporated by reference to exhibit number 4.1 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.2 Amended and Restated Investors' Rights Agreement dated December 20, 1999, as amended (Incorporated by reference to exhibit number 4.2 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.3 Warrant to Purchase Shares of Series A Preferred Stock issued by Onvia.com to Comdisco, Inc. as of August 5, 1999 (Incorporated by reference to exhibit number 4.5 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.4 Warrant to Purchase Shares of Series A Preferred Stock issued by Onvia.com to Meier Mitchell & Company as of August 5, 1999 (Incorporated by reference to exhibit number 4.6 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.1 Mercer Yale Building Amended and Restated Office Lease Agreement between Onvia.com and Blume Yale Limited Partnership dated as of February 8, 2000 (Incorporated by reference to exhibit number 10.24 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.2 2000 Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.25 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.3 2000 Directors' Stock Option Plan (Incorporated by reference to exhibit number 10.26 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.4+ Interactive Marketing Agreement between America Online, Inc. and Onvia.com dated as of February 4, 2000 (Incorporated by reference to exhibit number 10.28 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.5 Common Stock Purchase Agreement between Internet Capital Group, Inc. and Onvia.com dated as of February 4, 2000 (Incorporated by reference to exhibit number 10.29 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.6 Form of Indemnification Agreement (Incorporated by reference to exhibit number 10.30 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.7 Form of Secured Promissory Note (Officers) (Incorporated by reference to exhibit number 10.32 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

27.1      Financial Data Schedule.

+ Confidential treatment has been requested as to certain portions of this Exhibit.

(b) Reports on Form 8-K:

On March 23, 2000, Onvia.com filed a report on Form 8-K describing the sale by Onvia.com of 2,666,666 shares of its Common Stock to Internet Capital Group, Inc. in a private placement transaction that closed on March 14, 2000, at a price of $21.00 per share raising gross proceeds of $55,999,986.00.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ONVIA.COM, INC.


                                    By:  /s/  [Conformed Signature]
                                        ----------------------------------
                                         Mark Calvert
                                         Chief Financial Officer

Date:  May 12, 2000

                               INDEX TO EXHIBITS

   Exhibit
   Number

3.1 Bylaws of Onvia.com (Incorporated by reference to exhibit number 3.4 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

3.2 Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit number 3.5 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.1 Form of Onvia.com's common stock certificate (Incorporated by reference to exhibit number 4.1 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.2 Amended and Restated Investors' Rights Agreement dated December 20, 1999, as amended (Incorporated by reference to exhibit number 4.2 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.3 Warrant to Purchase Shares of Series A Preferred Stock issued by Onvia.com to Comdisco, Inc. as of August 5, 1999 (Incorporated by reference to exhibit number 4.5 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

4.4 Warrant to Purchase Shares of Series A Preferred Stock issued by Onvia.com to Meier Mitchell & Company as of August 5, 1999 (Incorporated by reference to exhibit number 4.6 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.1 Mercer Yale Building Amended and Restated Office Lease Agreement between Onvia.com and Blume Yale Limited Partnership dated as of February 8, 2000 (Incorporated by reference to exhibit number 10.24 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.2 2000 Employee Stock Purchase Plan (Incorporated by reference to exhibit number 10.25 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.3 2000 Directors' Stock Option Plan (Incorporated by reference to exhibit number 10.26 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.4+ Interactive Marketing Agreement between America Online, Inc. and Onvia.com dated as of February 4, 2000 (Incorporated by reference to exhibit number 10.28 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.5 Common Stock Purchase Agreement between Internet Capital Group, Inc. and Onvia.com dated as of February 4, 2000 (Incorporated by reference to exhibit number 10.29 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.6 Form of Indemnification Agreement (Incorporated by reference to exhibit number 10.30 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

10.7 Form of Secured Promissory Note (Officers) (Incorporated by reference to exhibit number 10.32 to Onvia.com's registration statement on Form S-1 (file number 333-93273), filed February 29, 2000).

27.1      Financial Data Schedule.

+ Confidential treatment has been requested as to certain portions of this Exhibit.