Form 10-Q
period 2000-06-30
ONVIA COM INC
filed 2000-08-14
CIK 1100917

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                       Commission file number 000-29609

================================================================================

                                ONVIA.COM, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                             91-1859172
   State of other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                                 Yes [X]  No

   Common stock, par value $.0001 per share:  80,736,964 shares outstanding as of July 31, 2000.

                                ONVIA.COM, INC.


                                     INDEX
                                     -----

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements.                                                3

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                           9

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk.         20

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.                                                  21

         Item 2.   Changes in Securities and Use of Proceeds.                          21

         Item 3.   Defaults Upon Senior Securities.                                    21

         Item 4.   Submission of Matters to a Vote of Security Holders.                21

         Item 5.   Other Information.                                                  21

         Item 6.   Exhibits and Reports on Form 8-K.                                   21

SIGNATURES                                                                             23

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,              December 31,
ASSETS                                                                          2000                    1999
                                                                        ----------------------   -------------------
                                                                                        (In thousands)
                                                                             (Unaudited)
Current Assets:
     Cash and cash equivalents                                                      $ 139,419              $ 38,518
     Short-term investments                                                            69,800                     -
     Accounts receivable, net                                                           3,704                   510
     Inventory                                                                          3,607                 1,360
     Prepaid expenses and other current assets                                          7,906                 1,414
                                                                                    ---------              --------

         Total current assets                                                         224,436                41,802

Property and equipment, net                                                            13,522                 6,177
Other assets, net                                                                       8,700                 2,300
                                                                                    ---------              --------

         Total assets                                                               $ 246,658              $ 50,279
                                                                                    =========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                $ 14,121               $ 6,719
     Accrued expenses and other                                                        20,133                 7,294
     Current portion of long-term debt                                                  3,794                 4,482
                                                                                    ---------              --------

         Total current liabilities                                                     38,048                18,495

Long-term debt                                                                          3,502                 5,171
                                                                                    ---------              --------

         Total liabilities                                                             41,550                23,666
                                                                                    ---------              --------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Common stock and additional paid in capital                                      338,914                98,984
     Unearned stock compensation                                                      (15,177)              (14,195)
     Accumulated deficit                                                             (118,629)              (58,176)
                                                                                    ---------              --------
         Total stockholders' equity                                                   205,108                26,613
                                                                                    ---------              --------

         Total liabilities and stockholders' equity                                 $ 246,658               $50,279
                                                                                    =========              ========


  See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended June 30,                  Six months ended June 30,
                                              -------------------------------------       -------------------------------------
                                                      2000              1999                      2000              1999
                                              ------------------  -----------------       ------------------  -----------------
                                              (In thousands, except per share data)       (In thousands, except per share data)
                                                           (Unaudited)                                  (Unaudited)
Revenue                                                $  29,253           $  3,565                $  50,762           $  5,041

Cost of goods sold                                        32,177              4,226                   56,532              6,052
                                                       ---------           --------                ---------           --------

                Gross margin                              (2,924)              (661)                  (5,770)            (1,011)

Operating expenses:
    Sales and marketing                                   23,438              1,198                   37,967              1,368
    Technology and development                             5,984                378                   10,639                454
    General and administrative                             2,573                905                    5,962              1,403
    Noncash stock-based compensation                       3,214                759                    4,740              1,190
                                                       ---------           --------                ---------           --------

                Total operating expenses                  35,209              3,240                   59,308              4,415
                                                       ---------           --------                ---------           --------

Loss from operations                                     (38,133)            (3,901)                 (65,078)            (5,426)

Interest income, net                                       3,450                124                    4,235                 49
                                                       ---------           --------                ---------           --------

Net loss                                                 (34,683)            (3,777)                 (60,843)            (5,377)

Reduction of beneficial
    conversion feature on
    convertible preferred stock                                -                  -                      287                  -
                                                       ---------           --------                ---------           --------

Net loss attributable to
    common stockholders                                $(34,683)           $(3,777)                $(60,556)           $(5,377)
                                                       =========           ========                =========           ========

Basic and diluted net loss per
    common share                                         $(0.48)            $(0.33)                  $(1.11)            $(0.49)
                                                       =========           ========                =========           ========

Basic and diluted weighted average
    shares outstanding                                    72,301             11,427                   54,608             10,886
                                                       =========           ========                =========           ========



   See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six months ended June 30,
                                                                               --------------------------------------------
                                                                                       2000                    1999
                                                                               --------------------    --------------------
                                                                                               (In thousands)
                                                                                               (Unaudited)
Cash flows from operating activities:

     Net loss                                                                            $(60,843)                $ (5,377)
     Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities:
         Depreciation and amortization                                                      3,519                      112
         Noncash stock-based compensation                                                   4,740                    1,190
         Amortization of debt discount                                                        350                        -
         Noncash interest expense related to issuance of
            common stock warrants                                                               -                      242
     Change in certain assets and liabilities:
            Accounts receivable, net                                                       (3,195)                     (13)
            Inventory                                                                      (2,247)                    (230)
            Prepaid expenses and other current assets                                      (6,417)                    (218)
            Other assets                                                                   (4,423)                    (833)
            Accounts payable                                                                7,402                    2,034
            Accrued expenses and other                                                     14,065                      977
                                                                                        ---------                ---------

     Net cash used in operating activities                                                (47,049)                  (2,116)

Cash flows from investing activities:

     Purchase of short-term investments                                                   (69,800)                       -
     Additions to property and equipment, net                                             (10,128)                  (1,337)
     Additions to capitalized internally developed software                                (2,814)                       -
                                                                                        ---------                ---------

     Net cash used in investing activities                                                (82,742)                  (1,337)

Cash flows from financing activities:

     Proceeds from convertible debt                                                             -                      976
     Repayments on long-term debt                                                          (2,832)                       -
     Proceeds from exercise of stock options and warrants                                      52                        -
     Net proceeds from issuance of Series A preferred stock                                     -                   10,252
     Net proceeds from issuance of common stock                                           233,923                       13
     Repurchase of preferred stock                                                           (476)                       -
                                                                                        ---------                ---------

     Net cash provided by financing activities                                            230,667                   11,241

Effect of exchange rate changes on cash                                                        25                        6
                                                                                        ---------                ---------

Net increase in cash and cash equivalents                                                 100,901                    7,794

Cash and cash equivalents, beginning of period                                             38,518                       45
                                                                                        ---------                ---------

Cash and cash equivalents, end of period                                                 $139,419                  $ 7,839
                                                                                        =========                =========

    See accompanying notes to condensed consolidated financial statements.

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

2.  Net Loss Per Share

    Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. For the six months ended June 30, 2000 and 1999, stock options, warrants and nonvested common stock totaling 16,013,538 and 42,597,559 shares respectively, are excluded from the calculation of diluted net loss per share as they would be anti-dilutive.

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

4.  Employee Notes Receivable

    In the quarter ending June 30, 2000, the Company issued loans in the aggregate amount of $600,000 to three employees, which increased total employee loans outstanding to $1,350,000 at June 30, 2000. The three loans are collateralized by 600,000 shares of the Company's common stock and bear interest at 6% per annum. The principal and interest are payable upon demand at the expiration of any lock-up period after the Offering. The notes also become due if certain change of control events take place. Employee notes receivable are included in other current assets and other assets on the balance sheet.

5.  Segment Information

    The operating business segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company evaluates its operations based on the geography of its two operations, the United States and Canada. Intercompany transactions are insignificant. The operating segment information for 1999 and 2000 has been reported in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                                   U.S.                      Canada               Totals
                                                            -------------------        ------------------    --------------
                                                                                          (In thousands)
Three months ended June 30, 2000
--------------------------------
    Revenue                                                        $ 25,684                  $ 3,569               $ 29,253
    Net loss                                                        (32,400)                  (2,283)               (34,683)
    Total assets                                                    244,533                    2,125                246,658
    Property and equipment, net                                      12,879                      643                 13,522
    Other assets                                                      8,662                       38                  8,700
    Depreciation and amortization                                     2,285                       35                  2,320
    Interest income, net                                              3,442                        8                  3,450
    Noncash compensation expense                                      3,104                      110                  3,214

Three months ended June 30, 1999
--------------------------------
    Revenue                                                        $  2,518                  $ 1,047               $  3,565
    Net loss                                                         (3,455)                    (322)                (3,777)
    Total assets                                                     10,261                      253                 10,514
    Property and equipment, net                                       1,221                       42                  1,263
    Other assets                                                        833                        -                    833
    Depreciation and amortization                                        98                        7                    105
    Interest income, net                                                 83                       41                    124
    Noncash compensation expense                                        739                       20                    759

Six months ended June 30, 2000
------------------------------
    Revenue                                                        $ 44,458                  $ 6,304               $ 50,762
    Net loss                                                        (57,401)                  (3,442)               (60,843)
    Total assets                                                    244,533                    2,125                246,658
    Property and equipment, net                                      12,879                      643                 13,522
    Other assets                                                      8,662                       38                  8,700
    Depreciation and amortization                                     3,428                       91                  3,519
    Interest income, net                                              4,225                       10                  4,235
    Noncash compensation expense                                      4,521                      219                  4,740

Six months ended June 30, 1999
------------------------------
    Revenue                                                        $  3,341                  $ 1,700               $  5,041
    Net loss                                                         (4,894)                    (483)                (5,377)
    Total assets                                                     10,261                      253                 10,514
    Property and equipment, net                                       1,221                       42                  1,263
    Other assets                                                        833                        -                    833
    Depreciation and amortization                                       103                        9                    112
    Interest income (expense), net                                       52                       (3)                    49
    Noncash compensation expense                                      1,124                       66                  1,190

6.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for the fiscal quarter beginning January 1, 2001, requires the Company to recognize all derivatives as either assets or liabilities in the Company's balance sheet and measure those instruments at fair value. The Company does not expect the effect of adopting the provisions of SFAS No. 133 to have a significant impact on the balance sheet, results of operations and cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which summarized the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's operations or financial position.

         In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No. 44). Interpretation No. 44 became effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee,
         (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange or stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a significant impact on its financial position or results of operations.


7.       Commitments and Contingencies

         In February 2000, the Company entered into a strategic relationship with America Online (AOL), under which AOL will provide its customers with access to the Company's services and products, through an interactive co-branded web site. As part of this relationship, the Company will provide to AOL a web-based buying directory to act as the engine for AOL's business-to-business ecommerce platform. In addition, AOL will promote the co-branded site and will pay a percentage of the advertising revenue earned from the co-branded web site. The Company has agreed to make fixed payments of $18.2 million to AOL under this agreement. The Company is also required to make additional payments to AOL if the number of new customers that it acquires from AOL exceeds a specified level. Approximately $3.1 million of this amount was paid following the execution of the agreement. The Company believes that performance is below anticipated levels, and accordingly the Company has not made certain contractual payments under the agreement. As of June 30, 2000 the Company owed AOL approximately $6.9 million, which is included in accrued expenses and other. During the quarter ended June 30, 2000, the Company continued to amortize the AOL contractual costs on a straight-line basis over 18 months.

         In February 2000, a potential investor filed a lawsuit in the Supreme Court of British Columbia, Canada against the Company and its chief executive officer for 50% of the Company's assets and 50% of the executive's equity interest in the Company. The lawsuit alleges that the potential investor and the Company's chief executive officer planned to form a company similar to Onvia.com. Based upon investigations to date, the Company believes that the allegations against it are without merit and that the outcome will not harm its business. The Company believes that it has valid defenses to this claim and intends to vigorously defend the action.

         From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

8.       Subsequent Events

         In July 2000, the Company acquired Zanova Inc., a provider of custom e-business solutions and web-based applications that allow businesses to build commerce enabled web sites, in a stock-for-stock transaction that is being accounted for as a purchase. The Company issued approximately
         2.47 million shares in exchange for all of the outstanding common stock of Zanova. Additionally, the Company converted all outstanding options and warrants to purchase shares of Zanova common stock into 209,435 options and 71,784 warrants to purchase shares of the Company's common stock, respectively. Under the purchase method of accounting, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

         In August 2000, the Company acquired Globe-1 Incorporated, a government-to-business exchange providing electronic procurement services, in a transaction that will be accounted for as a purchase. The Company issued approximately 2.35 million shares in exchange for all of the outstanding common stock of Globe-1 and has converted all outstanding warrants to purchase shares of Globe-1 common stock into approximately 500,000 warrants to purchase shares of the Company's common stock. Under the purchase method of accounting, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

         In August 2000, the Company entered into a definitive agreement with Hardware.com, Inc., an Internet company focused on the small-contractor market, to acquire Hardware.com in a stock-for-stock transaction for approximately $1.0 million in the Company's common stock, which includes the assumption of approximately $3.5 million in debt and other liabilities. The current chairman and chief executive officer of Hardware.com and current chairman of the Company, Michael Pickett, has been named president and chief operating officer of the Company. The consummation of this transaction is subject to several conditions and may not occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

Recent Developments

In July 2000, the Company acquired Zanova Inc., a provider of custom e-business solutions and web-based applications that allow businesses to build commerce enabled web sites, in a stock-for-stock transaction that is being accounted for as a purchase. The Company issued approximately 2.47 million shares in exchange for all of the outstanding common stock of Zanova. Additionally, the Company converted all outstanding options and warrants to purchase shares of Zanova common stock into 209,435 options and 71,784 warrants to purchase shares of the Company's common stock, respectively. The Company expects to release a product allowing businesses to build commerce enabled web sites using Zanova's technology in late fourth quarter 2000. Under the purchase method of accounting, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company's operating expenses will increase by approximately $1.2 million per quarter due to the acquisition of Zanova and the impact to revenue will be insignificant for the year ended December 31, 2000.

In August 2000, the Company acquired Globe-1 Incorporated, a government-to-business exchange providing electronic procurement services, in a stock-for-stock transaction that is being accounted for as a purchase. The Company issued approximately 2.35 million shares in exchange for all of the outstanding common stock of Globe-1. Additionally, the Company converted all outstanding warrants to purchase shares of Globe-1 common stock into approximately 500,000 warrants to purchase shares of the Company's common stock. Under the purchase method of accounting, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

In August 2000, the Company entered into a definitive agreement with Hardware.com, Inc., an Internet company focused on the small-contractor market, to acquire Hardware.com in a stock-for-stock transaction for approximately $1.0 million in the Company's common stock, which includes the assumption of approximately $3.5 million in debt and other liabilities. The current chairman and chief executive officer of Hardware.com and current chairman of Onvia.com, Michael Pickett, has been named president and chief operating officer of the Company. The consummation of this transaction is subject to several conditions and may not occur.

Overview

For the second quarter of 2000, revenue was approximately $29.3 million compared with $3.6 million in the second quarter of 1999. The Company had a second quarter 2000 net loss of $34.7 million, or a loss of $.48 per share, compared with a loss of approximately $3.8 million, or a loss of $.33 per share, in the comparable period of 1999. Revenue was approximately $50.8 million for the six months ended June 30, 2000 compared with $5.0 million in the comparable period of 1999. Net loss for the six-month period ended June 30, 2000 was $60.8 million, or a loss of $1.11 per share, compared with a loss of $5.4 million, or a loss of $.49 per share, in the comparable period of 1999.

Revenue

Revenue increased to $29.3 million and $50.8 million for the three and six months ended June 30, 2000 from $3.6 million and $5.0 million for the comparable periods in 1999. The increase is primarily due to the growth of our customer base and increased repeat orders from existing customers. Through June 30, 2000, substantially all of the Company's revenue was derived from product sales.

International revenues were $3.6 million in the second quarter of 2000, up 241% from $1.0 million in the second quarter of 1999. On a year to date basis, international revenues were $6.3 million, or approximately 12% of total revenue, for the six months ended June 30, 2000 compared with $1.7 million, or approximately 34% of total revenue, in the comparable period of 1999. The increase in total international revenues was due to the continued growth in the Company's Canadian operations.

Gross Margin

Gross margin improved to a negative 10.0% and negative 11.4% for the three and six months ended June 30, 2000 from negative 18.5% and negative 20.1% for the comparable periods of 1999. On a quarter over quarter basis, gross margin improved from a negative 13.2% in the first quarter of 2000 to a negative 10.0% in the second quarter of 2000. The improvement in gross margin for all periods is attributable to improvements in product pricing, lower product costs and an increase in advertising revenues and transaction fees.

Sales and Marketing

Sales and marketing expenses were approximately $23.4 million and $38.0 million for the three and six months ended June 30, 2000, compared to $1.2 million and $1.4 million for the comparable periods of 1999. The increase in sales and marketing expenses is due to the growth in sales and marketing personnel and higher marketing and advertising expenses associated with the Company's ongoing advertising and marketing programs.

Technology and Development

Technology and development expenses were $6.0 million and $10.6 million for the three and six months ended June 30, 2000, compared to $378,000 and $454,000 for the comparable periods of 1999. The increase is due to significant increases in technology and development personnel and contract engineering expenses.

General and Administrative

General and administrative expenses were $2.6 million and $6.0 million for the three and six months ended June 30, 2000, compared to $905,000 and $1.4 million for the comparable periods of 1999. The increase in general and administrative expenses is primarily attributable to increases in administrative personnel and in legal, professional and recruiting fees.

Interest Income, Net

Interest income, net, was $3.5 million and $4.2 million in the three and six months ended June 30, 2000, compared to $124,000 and $49,000 in the comparable periods of 1999. This increase is due to interest income earned on Offering (defined below) proceeds held in money market funds and other short-term investments.

Noncash Stock-based Compensation

The Company records unearned stock compensation in the equity section of the balance sheet. For employees, unearned stock compensation is the difference between the fair market value of its common stock options for accounting purposes and the exercise price of the options. For non-employees, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At June 30, 2000, unearned stock compensation was $15.2 million, and the Company had amortized $3.2 million and $4.7 million of noncash stock-based compensation expense for the three and six months ended June 30, 2000 compared to $759,000 and $1.2 million in the comparable periods of 1999.

Provision for Income Taxes

The Company incurred net operating losses from March 25, 1997 (inception) through June 30, 2000. Therefore, the Company has not recorded a provision for income taxes. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

FINANCIAL CONDITION

Liquidity and Capital Resources

Prior to its initial public offering ("the Offering"), the Company financed its operations primarily through the issuance of equity and debt securities. In March 2000, the Company completed its Offering and issued 9,200,000 shares of its Common Stock to the public at a price of $21.00 per share, raising net proceeds of $177.9 million. In addition, in March 2000, the Company sold to Internet Capital Group, or ICG, 2,666,666 shares of its common stock at the initial public offering price of $21.00 per share in a private placement transaction, which generated net proceeds of $56.0 million.

The Company's combined cash, cash equivalents and short-term investments were $209.2 million at June 30, 2000 compared to $38.5 million at December 31, 1999. The increase is due to proceeds received upon completion of the Company's Offering and private placement in March 2000. The short-term investment portfolio is invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At June 30, 2000, the Company's working capital was $186.4 million compared to $23.3 million at December 31, 1999.

Net cash used in operating activities was $47.0 million for the six months ended June 30, 2000 and $2.1 million for the comparable period of 1999. The increase is primarily attributable to increases in net operating losses, accounts receivable, prepaid expenses and other current assets, offset by increases in accounts payable and accrued expenses and other.

Net cash used in investing activities was $82.7 million for the six months ended June 30, 2000 and $1.3 million for the comparable period of 1999. The increase is primarily attributable to increases in short-term investments. Purchases of property and equipment and increases in capitalized internally developed software costs also contributed to the cash used in investing activities.

Net cash provided by financing activities was $230.7 million for the six months ended June 30, 2000 and $11.2 million for the comparable period of 1999. The increase is primarily attributable to the sale of equity securities in the Company's Offering offset by repayments on long-term debt.

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

In February 2000, the Company signed an agreement with America Online, or AOL, that requires the Company to make fixed payments totaling $18.2 million to AOL. The Company is also required to make additional payments to AOL if the number of new customers that it acquires from AOL exceeds a specified level. Approximately $3.1 million of this amount was paid immediately following the execution of the agreement. The Company believes that performance is below anticipated levels, and accordingly the Company has not made certain contractual payments under the agreement. As of June 30, 2000 the Company owed AOL approximately $6.9 million, which is included in accrued expenses and other. During the quarter ended June 30, 2000, the Company continued to amortize the AOL contractual costs on a straight-line basis over 18 months.

The Company's future liquidity and capital requirements will depend on numerous factors. For example, the Company's pace of expansion will affect its future capital requirements, as will the Company's decision to acquire or invest in complementary businesses and technologies. However, the Company believes that the net proceeds from issuances of its common stock, and additional debt financing together with existing cash, cash equivalents and short-term investments, will be sufficient to satisfy its cash requirements under existing operating plans until the Company achieves positive cash flows. If the Company acquires additional entities or its overall operating plans change, the Company may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. The Company cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms.

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

The Company has incurred negative cash flows in each quarter since inception, and it expects to incur significant negative cash flows in the future The Company has incurred negative cash flows from operations in each quarter since inception. Under the Company's current operating plan, it expects to continue to incur negative cash flows until 2002 or 2003. In order to achieve the operating plan, the Company must increase revenue substantially and achieve and maintain positive gross margins. To increase revenue, the Company will need to continue to attract customers and suppliers to its emarketplace and expand its service and product offerings. To improve its gross margins, the Company will need to increase the proportion of revenue generated from higher-margin services, reduce service and product discounts and lower service and product costs. The Company may not be able to increase revenue and gross margins and control operating costs sufficiently to achieve positive cash flows from operations.

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

The Company's current and future levels of operating expenses and capital expenditures are based largely on its growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm its business and results of operations. In addition, the Company's quarterly results will be affected by the mix of revenue generated from the sale of services and products. If the percentage of revenue from products increases and the percentage of revenue from services decreases, the Company's gross margin will likely be negatively impacted.

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

The Company's network and software are vulnerable to security breaches and similar threats that could result in its liability for damages and harm its reputation

The Company's network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in the Company's liability for damages, and its reputation could suffer, thus deterring potential customers from transacting with the Company. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to its customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in its computer systems.

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

Success by John Meier in his action against the Company could negatively impact its operating results and result in dilution to its stockholders

In February 2000, John Meier filed an action in the Supreme Court of British Columbia, Canada against the Company and Glenn Ballman, its founder, President and Chief Executive Officer. Mr. Meier's claim is based upon allegations that he and Mr. Ballman had intentions to form a company similar to the Company's and that Mr. Ballman's role in founding the Company breached an alleged partnership with Mr. Meier and fiduciary duties owed to him. In this action, Mr. Meier asserts that he is entitled to 50% of Mr. Ballman's interest in Onvia.com, as well as 50% of the assets and business of Onvia.com. Based upon its investigation to date, the Company believes that the allegations against it are wholly without merit and that the outcome of this action will not harm its business. The Company believes that it has valid defenses to this claim and intends to vigorously defend the action. The results of litigation proceedings are inherently unpredictable, however, the Company is unable to provide assurance regarding the outcome of this action or possible damages that may be incurred. Although the Company believes that it is unlikely, if Mr. Meier were to prevail on his claim against the Company in its entirety, this would severely harm its business, operating results and financial condition. Any cash award or settlement paid by the Company to Mr. Meier could have a material negative impact on its operating results and financial condition. Any shares of common stock awarded or issued to Mr. Meier by the Company would be dilutive to its stockholders. It is also possible that defense of this claim will result in a significant diversion of management attention. In the event that Mr. Meier is successful in his claim against Mr. Ballman, it is possible that Mr. Meier could become one of the Company's principal stockholders and have an ability to exert influence over matters submitted to its stockholders.

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

 .  Internet sites that target the business to business market including
   BizBuyer.com, Digitalwork.com, PurchasePro.com, Beyond.com and Works.com;
 . Internet sites that provide customized computing solutions through the direct marketing of computer products including hardware, software, peripherals, networking and accessories;
 . companies such as Bigstep.com, eCongo, FreeMerchant.com, Innuity, Inc. and Go2Net's HyperMart that enable the creation and hosting capability of customized ebusinesses;
 .  online auction services, including eBay Business Exchange, Yahoo! Auctions,
   TradeOut.com, DoveBid and ShopNow.com's uBid Online Auction; and
 . traditional non-internet-based retailers that sell or resell business service and products such as AT&T Wireless, Circuit City and CompUSA.

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

In addition, to date the Company has sold many of its products at or below its cost, causing the Company to incur negative gross margins. The Company cannot assure you that as the Company increases the prices at which it sells products, the Company will be able to retain existing customers and attract new customers. If the Company is unable to retain and grow its existing customer base, its business model may not prove to be viable.

If the Company fails to increase the proportion of revenue derived from transaction fees, its gross margins will not improve

In general, the Company derives higher gross margins from advertising fees and transaction fees from the sale of services than from the sale of products. If the Company is to improve gross margins significantly, it must increase the proportion of revenue generated from advertising and transaction fees. To date, the Company's advertising and transaction fees have been minimal. Additionally, the sale of advertising on the Internet is very competitive and the sale of services over the Internet has not yet achieved broad market acceptance. The sale of services through the Internet may not achieve broad market acceptance, and, even if it does, the Company may not achieve significant sales of services.

If the Company does not develop additional and maintain existing relationships with third parties, the Company may be unable to increase traffic to its web site

The Company depends on relationships with third parties to direct traffic to its web site. Most of these agreements call for the third party to be paid a monthly or quarterly fee. Some of these relationships require the Company to pay the third party a percentage of revenue generated from customers who make a purchase after linking through from the third party's web site. Some of these relationships are cancelable by either party without cause upon limited notice. The Company must maintain its existing relationships and develop new relationships on terms acceptable to the Company to continue to increase traffic to its web site. The termination of any of these existing agreements, or the failure to secure similar relationships with new third parties would limit the growth in traffic to the Company's web site or cause it to decline, and would likely impede its ability to attract a large enough customer base to make its business viable.

Even if the Company maintains its existing relationships, because many of them have been formed recently and have not yet been fully established, the Company does not have sufficient historical data to assess accurately whether the relationships will be successful in drawing sufficient traffic to its web site. Any unexpected decline in traffic to the web sites of the third parties with whom the Company has relationships could have a negative impact on the traffic to the Company's web site.

If the Company is unable to maintain its relationships on commercially favorable terms with the small number of suppliers of the products it sells, its business will suffer

The Company purchases substantially all of its products from only five major vendors: Ingram Micro, TechData, Merisel, ANBI and United Stationers, with the majority of the Company's revenue being derived from sales of products supplied by Ingram Micro.

The Company does not typically maintain physical inventory and the Company's relationships with its suppliers are in the form of standard agreements. The Company does not have minimum commitments or guaranteed pricing with any of its suppliers and individual transactions become contracts by way of issuing purchase orders. The Company's agreements with its suppliers are cancelable at any time by either party. Consequently, the Company's suppliers could:

 . discontinue service to the Company at any time with little or no notice, in which case it may be unable to obtain alternate supply sources on comparable or acceptable terms;

 . raise prices above the level at which the Company can profitably sell products to its customers; or

 .  establish more favorable pricing structures for its competitors;

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

The Company's business will suffer if it is unable to hire and retain highly qualified employees

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

The Company's executive officers and key employees are critical to its business, and these officers and key employees may not remain with the Company in the future

The Company's business and operations are substantially dependent on the performance of its key employees, all of whom are employed on an at-will basis. The Company does not maintain "key person" life insurance on any of its executives other than Glenn Ballman, its founder, President and Chief Executive Officer. The loss of Mr. Ballman or other key employees would likely harm the Company's business.

The Company may require significant additional capital in the future, which may not be available on suitable terms, or at all

The expansion and development of its business may require significant additional capital, which the Company may be unable to obtain on suitable terms, or at all. If the Company is unable to obtain adequate funding on suitable terms, or at all, it may have to delay, reduce or eliminate some or all of its advertising, marketing, co-branding relationships, engineering efforts, general operations or any other initiatives. The Company may require substantial additional funds to expand its advertising and marketing activities, to continue to develop and upgrade its technology and to acquire entities. If the Company issues convertible debt or equity securities to raise additional funds, the Company's existing stockholders will be diluted.

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

In April 1999, the Company entered into an agreement with Exodus Communications to maintain all of its web servers and database servers at Exodus's Seattle location. The Company's operations depend on Exodus's ability to protect its systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. Any disruption in the services provided by Exodus could severely disrupt the Company's operations. The Company's backup systems may not be sufficient to prevent major interruptions to its operations, and it has not finalized and tested its disaster recovery plan. The Company may not have sufficient business interruption insurance to cover losses from major interruptions.

The Company's customers and visitors to its web site depend on their own Internet service providers, online service providers and other web site operators for access to the Onvia.com web site. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

The Company has completed acquisitions and expects to engage in future acquisitions or investments, which may harm its operating results

The Company has completed acquisitions and expects to continue making acquisitions or investments designed to increase its customer base, broaden its offerings and expand its technology platform. The Company's ability to conduct acquisitions and investments is unproven. If the Company fails to evaluate and to execute successfully acquisitions or investments, the acquisitions may seriously harm the Company's business. To complete successfully an acquisition, the Company must:

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

If the Company expands its international sales and marketing activities, its business will be susceptible to numerous risks associated with international operations

The Company currently has Canadian operations and is making preliminary plans to expand its international operations and hire additional personnel outside of North America. Therefore, in the future the Company may commit significant resources to expand its international sales and marketing activities. If successful, the Company will be subject to a number of risks associated with international business activities. These risks generally include:

 .  currency exchange rate fluctuations;

 .  seasonal fluctuations in purchasing patterns;

 .  unexpected changes in regulatory requirements:

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

 .  risks related to the recent global economic turbulence; and

 .  political instability.

If revenues from international activities do not offset the expense of establishing and maintaining foreign operations, our business, prospects, financial condition and operating results will suffer.

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

The Company faces risks related to auction services

The Company may be unable to prevent users of its auction services from selling unlawful goods, or from selling goods in an unlawful manner. The Company may face civil or criminal liability for unlawful activities by its online auction users. Any costs the Company incurs as a result of liability relating to the sale of unlawful goods or the unlawful sale of goods could harm its business.

In running its auction services, the Company relies on sellers of goods to make accurate representations and provide reliable delivery and on buyers to pay the agreed purchase price. The Company does not take responsibility for delivery of payment or goods to any users of its services. While the Company can suspend or terminate the accounts of users who fail to fulfill their delivery obligations to other users, it cannot require users to make payments or deliver goods. The Company does not compensate users who believe they have been defrauded by other users.

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

The Company may face risks associated with domain names

The Company holds rights to various web domain names. Governmental agencies typically regulate domain names. These regulations are subject to change and the Company may not be able to acquire or maintain appropriate domain names in all countries in which it does business or plans to do business. Furthermore, regulations governing domain names may not protect its trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

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

 .  merger, takeover or other business combination involving the Company.

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

The Company's investment portfolio consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. As of June 30, 2000, the Company considers the reported amounts of these investments to be reasonable approximations of their fair values. Therefore, changes in the market interest rates have not had a material impact on the Company's financial position. Historically, the Company's interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates.

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

None.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:


Exhibit   Title
Number

2.1 Agreement and Plan of Merger dated June 9, 2000 among the Company, Zanova Acquisition Corporation and Zanova Inc.(Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on July 26, 2000)
27.1      Financial Data Schedule



(b) Reports on Form 8-K:

On June 14, 2000, the Company filed a Form 8-K announcing the signing of a definitive agreement for the acquisition of Zanova Inc.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ONVIA.COM, INC.


                                           By: /s/  Mark Calvert
                                               ------------------------------
                                               Mark Calvert
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date:  August 14, 2000

                               INDEX TO EXHIBITS

 Exhibit
  Number

2.1 Agreement and Plan of Merger dated June 9, 2000 among the Company, Zanova Acquisition Corporation and Zanova Inc. (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on July 26, 2000)
27.1      Financial Data Schedule