Form 10-Q
period 2000-09-30
ONVIA COM INC
filed 2000-11-14
CIK 1100917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

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

                              Yes [X] No

     Common stock, par value $.0001 per share: 86,665,903 shares outstanding as of October 31, 2000.

                                ONVIA.COM, INC.

                                     INDEX
                                     -----

                                                                                         Page
                                                                                         ----
PART I.     FINANCIAL INFORMATION
      Item 1      Financial Statements.                                                     3

      Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                11

      Item 3      Quantitative and Qualitative Disclosures about Market Risk.              23

PART II.    OTHER INFORMATION

      Item 1      Legal Proceedings.                                                       24

      Item 2      Changes in Securities and Use of Proceeds.                               24

      Item 3      Defaults Upon Senior Securities.                                         24

      Item 4      Submission of Matters to a Vote of Security Holders.                     24

      Item 5      Other Information.                                                       24

      Item 6      Exhibits and Reports on Form 8-K.                                        25

SIGNATURES                                                                                 26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,             December 31,
                                                                              2000                     1999
                                                                     --------------------         ----------------
ASSETS                                                                                 (In thousands)
                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                              $    120,386              $    38,518
     Short-term investments                                                       71,207                       --
     Accounts receivable, net                                                      4,405                      510
     Inventory                                                                     3,856                    1,360
     Prepaid expenses and other current assets                                     7,180                    1,414
                                                                            ------------              -----------

         Total current assets                                                    207,034                   41,802

Property and equipment, net                                                       18,955                    6,177
Other assets, net                                                                  9,234                    2,300
Goodwill, net                                                                     41,569                       --
                                                                            ------------              -----------

         Total assets                                                       $    276,792              $    50,279
                                                                            ============              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $     17,259              $     6,719
     Accrued expenses and other                                                   31,816                    7,294
     Current portion of long-term debt                                             3,663                    4,482
                                                                            ------------              -----------

         Total current liabilities                                                52,738                   18,495

Long-term debt                                                                     4,027                    5,171
                                                                            ------------              -----------

         Total liabilities                                                        56,765                   23,666
                                                                            ------------              -----------

Commitments and contingencies (Note 8)

Stockholders' equity:
     Common stock and additional paid in capital                                 377,446                   98,984
     Unearned stock compensation                                                  (8,364)                 (14,195)
     Accumulated deficit                                                        (149,055)                 (58,176)
                                                                            ------------              -----------
         Total stockholders' equity                                              220,027                   26,613
                                                                            ------------              -----------
         Total liabilities and stockholders' equity                         $    276,792              $    50,279
                                                                            ============              ===========

  See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended September 30,          Nine months ended September 30,
                                          -------------------------------------    -------------------------------------
                                                2000                1999                 2000               1999
                                          ------------------    ---------------    -----------------  ------------------
                                          (In thousands, except per share data)    (In thousands, except per share data)
                                                       (Unaudited)                              (Unaudited)
Revenue                                      $      45,332      $      8,128          $      96,094       $     13,169

Cost of goods sold                                  47,010             9,657                103,542             15,709
                                             -------------      ------------          -------------       ------------

        Gross margin                                (1,678)           (1,529)                (7,448)            (2,540)

Operating expenses:
    Sales and marketing                             15,630             5,152                 53,597              6,520
    Technology and development                       8,046             2,227                 18,685              2,681
    General and administrative                       3,433             1,019                  9,395              2,422
    Noncash stock-based compensation                 1,986               524                  6,726              1,714
    Amortization of goodwill                         2,695                --                  2,695                 --
                                             -------------      ------------          -------------       ------------

        Total operating expenses                    31,790             8,922                 91,098             13,337
                                             -------------      ------------          -------------       ------------

Loss from operations                               (33,468)          (10,451)               (98,546)           (15,877)

Interest income (expense), net                       2,948               374                 (7,183)              (325)
                                             -------------      ------------          -------------       ------------

Net loss                                           (30,520)          (10,825)               (91,363)           (16,202)

Reduction of beneficial
    conversion feature on
    convertible preferred stock                         --                --                    287                 --
                                             -------------      ------------          -------------       ------------

Net loss attributable to
    common stockholders                      $     (30,520)     $    (10,825)         $     (91,076)      $    (16,202)
                                             =============      ============          =============       ============

Basic and diluted net loss per
    common share                             $       (0.39)     $      (0.83)         $       (1.48)      $      (1.42)
                                             =============      ============          =============       ============

Basic and diluted weighted average
    shares outstanding                              77,832            12,982                 61,663             11,390
                                             =============      ============          =============       ============

  See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine months ended September 30,
                                                                               ---------------------------------------
                                                                                      2000                  1999
                                                                               ------------------      ---------------
                                                                                              (In thousands)
                                                                                               (Unaudited)
Cash flows from operating activities:
     Net loss                                                                   $    (91,363)           $   (16,202)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                 5,565                    637
         Noncash stock-based compensation                                              6,726                  1,714
         Amortization of goodwill                                                      2,695                     --
         Amortization of debt discount                                                   492                     70
         Noncash interest expense related to issuance of
            common stock warrants                                                         --                    242
         Change in certain assets and liabilities,
            net of effects from purchase transactions:
            Accounts receivable, net                                                  (3,786)                  (142)
            Inventory                                                                 (2,496)                  (463)
            Prepaid expenses and other current assets                                 (5,691)                (1,236)
            Other assets                                                              (4,347)                (1,019)
            Accounts payable                                                           7,547                  2,902
            Accrued expenses and other                                                25,499                  2,748
                                                                                ------------            -----------

     Net cash used in operating activities                                           (59,159)               (10,749)

Cash flows from investing activities:
     Purchase of short-term investments                                              (71,207)                    --
     Cash acquired in purchase transactions                                            3,723                     --
     Direct costs of purchase transactions                                            (1,862)                    --
     Additions to property and equipment, net                                        (15,671)                (4,133)
     Additions to capitalized internally developed software                           (3,823)                    --
                                                                                ------------            -----------

     Net cash used in investing activities                                           (88,840)                (4,133)

Cash flows from financing activities:
     Proceeds from convertible debt                                                       --                    975
     Proceeds from issuance of long-term debt                                             --                  9,164
     Repayments on long-term debt                                                     (3,729)                  (509)
     Proceeds from exercise of stock options and warrants                                114                     --
     Net proceeds from issuance of Series A preferred stock                               --                 10,252
     Net proceeds from issuance of Series B preferred stock                               --                 20,970
     Net proceeds from issuance of common stock                                      233,839                     13
     Repurchase of preferred stock                                                      (476)                    --
                                                                                ------------            -----------

     Net cash provided by financing activities                                       229,748                 40,865

Effect of exchange rate changes on cash                                                  119                      9
                                                                                ------------            -----------

Net increase in cash and cash equivalents                                             81,868                 25,992

Cash and cash equivalents, beginning of period                                        38,518                     45
                                                                                ------------            -----------

Cash and cash equivalents, end of period                                        $    120,386            $    26,037
                                                                                ============            ===========

   See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Onvia.com, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company". The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-93273), ("Registration Statement"), including the related prospectus dated March 1, 2000.

     The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.   Net Loss Per Share

     Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. For the nine months ended September 30, 2000 and 1999, stock options, warrants and nonvested common stock totaling 13,225,100 and 55,804,706 shares respectively, are excluded from the calculation of diluted net loss per share as they would be anti-dilutive.

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

                                                      U.S.                 Canada                 Totals
                                               -------------------     -------------        --------------
                                                                       (In thousands)
Three months ended September 30, 2000
-------------------------------------
     Revenue                                    $     41,450           $    3,882           $     45,332
     Net loss                                        (28,607)              (1,913)               (30,520)
     Total assets                                    273,702                3,090                276,792
     Property and equipment, net                      18,376                  579                 18,955
     Other assets                                      9,192                   42                  9,234
     Goodwill                                         41,569                                      41,569
     Depreciation and amortization                     1,983                   63                  2,046
     Amortization of goodwill                          2,695                                       2,695
     Interest income, net                              2,939                    9                  2,948
     Noncash compensation expense                      1,880                  106                  1,986


Three months ended September 30, 1999
-------------------------------------
     Revenue                                    $      6,576           $    1,552           $      8,128
     Net loss                                        (10,322)                (503)               (10,825)
     Total assets                                     37,481                  718                 38,199
     Property and equipment, net                       4,606                  221                  4,827
     Other assets                                        946                   25                    971
     Depreciation and amortization                       512                   13                    525
     Interest expense, net                              (374)                                       (374)
     Noncash compensation expense                        504                   20                    524

Nine months ended September 30, 2000
------------------------------------
     Revenue                                    $     85,908           $   10,186           $     96,094
     Net loss                                        (86,008)              (5,355)               (91,363)
     Total assets                                    273,702                3,090                276,792
     Property and equipment, net                      18,376                  579                 18,955
     Other assets                                      9,192                   42                  9,234
     Goodwill                                         41,569                                      41,569
     Depreciation and amortization                     5,411                  154                  5,565
     Amortization of goodwill                          2,695                                       2,695
     Interest income, net                              7,164                   19                  7,183
     Noncash compensation expense                      6,401                  325                  6,726

Nine months ended September 30, 1999
------------------------------------
     Revenue                                    $      9,917           $    3,252              $  13,169
     Net loss                                        (15,216)                (986)               (16,202)
     Total assets                                     37,481                  718                 38,199
     Property and equipment, net                       4,606                  221                  4,827
     Other assets                                        946                   25                    971
     Depreciation and amortization                       615                   22                    637
     Interest expense, net                              (322)                  (3)                  (325)
     Noncash compensation expense                      1,628                   86                  1,714

5.   Acquisitions

     Zanova, Inc.

     On July 11, 2000, the Company completed its acquisition of Zanova, Inc. ("Zanova"). Zanova provides custom e-business solutions and web-based applications that allow businesses to build commerce enabled web sites. Pursuant to the terms of the Agreement and Plan of Reorganization and related Certificate of Merger, collectively the "Merger Agreements", each share of Zanova common stock was converted into the right to receive
     0.211132 shares of the Company's common stock. In addition, the Company assumed all issued and outstanding options and warrants to purchase shares of Zanova common stock using an exchange ratio of 0.211132.

     Pursuant to the exchange ratios applied in the acquisition, the Company issued 2,470,520 shares of the Company's common stock with a fair market value of approximately $16.9 million and exchanged options and warrants to purchase 281,219 shares of the Company's common stock with a fair market value of approximately $1.1 million. The Company incurred transaction costs consisting primarily of professional fees of approximately $627,000, resulting in a total purchase price of approximately $18.5 million. Under the terms of the Merger Agreements, 247,057 shares of common stock issued are being held in an escrow account to secure and collateralize the obligations of Zanova shareholders to the Company. The results of operations of Zanova have been consolidated in the Company's results of operations since July 11, 2000, the date of acquisition.

     The total purchase price paid for the Zanova acquisition was allocated as follows (in thousands):


                                                             Zanova
                                                          ------------
        Assets acquired at fair value                       $    738
        Liabilities acquired at fair value                      (322)
        Goodwill                                              18,118
                                                            --------

           Total                                            $ 18,534
                                                            ========

     Globe-1, Incorporated

     On August 10, 2000, the Company completed its acquisition of Globe-1, Incorporated ("Globe-1"). Globe-1 provides electronic procurement services in a proprietary government-to-business exchange. Pursuant to the terms of the Agreement and Plan of Merger, "Merger Agreement", each share of Globe-1 common stock was converted into the right to receive 0.15957 shares of the Company's common stock. In addition, the Company assumed each issued and outstanding warrant to purchase shares of Globe-1 common stock using an exchange ratio of 0.15957.

     Pursuant to the exchange ratios applied in the acquisition, the Company issued 2,351,705 shares of the Company's common stock with a fair market value of approximately $21.6 million and exchanged warrants to purchase 531,054 shares of the Company's common stock with a fair market value of approximately $3.0 million. The Company incurred transaction costs consisting primarily of professional fees of approximately $204,000, resulting in a total purchase price of approximately $24.8 million. Under the terms of the Merger Agreement, 285,000 shares of common stock issued are being held in an escrow account to secure and collateralize the obligations of Globe-1 shareholders to the Company. The results of operations of Globe-1 have been consolidated in the Company's results of operations since August 10, 2000, the date of acquisition.

     The total purchase price paid for the Globe-1 acquisition was allocated as follows (in thousands):

                                                                  Globe-1
                                                               ------------
        Cash                                                     $  3,563
        Assets acquired at fair value                                 452
        Liabilities acquired at fair value                           (669)
        Goodwill                                                   21,422
                                                                 --------

                   Total                                         $ 24,768
                                                                 ========



     Hardware.com, Inc.

     On September 15, 2000, the Company completed its acquisition of Hardware.com, Inc. ("Hardware.com"). A total of 149,250 shares of the Company's common stock with a fair market value of approximately $1.0 million were issued to former preferred stockholders of Hardware.com. In connection with the acquisition, the Company recorded net liabilities of approximately $4.5 million, resulting in a total purchase price of approximately $5.5 million. The total consideration exceeded the fair value of the net assets acquired by approximately $4.8 million, which has been recorded as goodwill. Under the terms of the Agreement and Plan of Merger and related Certificate of Merger, 44,775 shares of common stock issued are being held in an escrow account to secure and collateralize the obligations of Hardware.com shareholders to the Company. The results of operations of Hardware.com have been consolidated in the Company's results of operations since September 15, 2000, the date of acquisition.

     Michael D. Pickett, the Company's Chairman and director since February 1999, was also Hardware.com's Chairman and Chief Executive Officer. Mr. Pickett received no payment of consideration as a result of the acquisition. However, Mr. Pickett became the Company's President and Chief Operating Officer in connection with the acquisition.

     All Acquisitions

     The acquisitions were accounted for as purchase business combinations which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

     At September 30, 2000, total goodwill and the related accumulated amortization in the Zanova, Globe-1 and Hardware.com acquisitions totaled $41.6 million and $2.7 million, respectively. Goodwill is amortized over the estimated useful lives of three years.

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended September 30, 2000 and 1999 assuming Zanova, Globe-1 and Hardware.com had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                               Nine Months Ended   September 30,
                                                     2000              1999
                                               -----------------   ------------
        Revenue                                 $    97,443        $   13,616
        Net loss                                   (117,729)          (28,835)
        Basic and diluted net loss per share    $     (1.77)       $    (1.76)



     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

6.   Co-Branded Site Agreement with Visa USA Inc.

     In July 2000, the Company entered into a custom co-branded site agreement with Visa USA Inc. ("Visa") to create VisaBusiness.com, a site specifically designed to help Visa's small business cardholders earn incremental revenue through the use of the Company's exchange services. As part of the agreement, Visa will also promote the co-branded site to its Member Banks. Visa has agreed to make annual fixed payments totaling approximately $7.3 million to the Company over the three year term of the agreement, not including annual sponsorship fees or Member Bank fees. Due to the nature of the service, the Company recognizes the license revenue on a straight-line basis over the term of the agreement. The Company will pay Visa specified percentages of transaction fees generated at the co-branded site and will record expense as transactions occur. As of September 30, 2000, the Company has recorded approximately $4.2 million in deferred revenue related to this agreement and has recognized approximately $235,000 in revenue during the three months ended September 30, 2000.

7.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for the fiscal quarter beginning January 1, 2001, requires the Company to recognize all derivatives as either assets or liabilities in the Company's balance sheet and measure those instruments at fair value. The

     Company does not expect the effect of adopting the provisions of SFAS No. 133 to have a significant impact on the balance sheet, results of operations or cash flows.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (Interpretation No.
     44). Interpretation No. 44 became effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, specifically, (a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a significant impact on its financial position or results of operations.

     In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-14,"Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This consensus must be adopted no later than October 1, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

     In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling. The Company classifies fulfillment costs such as outbound shipping to customers and credit card fees as cost of sales.

8.   Commitments and Contingencies

     In February 2000, the Company entered into a strategic relationship with America Online (AOL), under which AOL will provide its customers with access to the Company's services and products, through an interactive co-branded web site. As part of this relationship, the Company will provide to AOL a web-based buying directory to act as the engine for AOL's business-to-business e-commerce platform. In addition, AOL will promote the co-branded site and will pay a percentage of the advertising revenue earned from the co-branded web site. The Company has agreed to make fixed payments of $18.2 million to AOL under this agreement. The Company is also required to make additional payments to AOL if the number of new customers that it acquires from AOL exceeds a specified level. Approximately $3.1 million of this amount was paid following the execution of the agreement. The Company believes that performance is below anticipated levels, and accordingly the Company has not made certain contractual payments under the agreement. As of September 30, 2000, the Company owed AOL approximately $8.5 million, which is included in accrued expenses and other. During the quarter ended September 30, 2000, the Company continued to record the AOL contractual costs on a straight-line basis over 18 months resulting in sales and marketing expense of $2.3 million and $6.1 million for the three and nine months ended September 30, 2000, respectively. The Company and AOL are currently in negotiation.

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

     In July 2000, the British Columbia Securities Commission notified the Company that its directed share program offered to certain shareholders at the time of the Company's Offering did not meet Canadian disclosure requirements. The Company has recorded an estimate of the settlements as of September 30, 2000. In October 2000, the Company tendered rescission rights to selected shareholders as a remedy to this violation. The Company believes that its obligation under the extended rescission rights will be approximately $850,000.

     From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

9.   Reorganization

     In September 2000, the Company implemented a reorganization plan designed to maximize operational efficiencies and reduce operating costs. As part of this plan, the Company reduced its workforce by 87 employees, which represented approximately 18 percent of the Company's employee base and included employees from all areas of the Company. The Company recorded employee severance costs of approximately $490,000, to be paid through December 31, 2000. These accrued severance benefits are included in accrued expenses and other at September 30, 2000. In addition, the Company accelerated the vesting on 162,917 stock options and shares of non-vested common stock, which resulted in an additional noncash compensation charge of approximately $487,000.


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

RESULTS OF OPERATIONS

Overview

Onvia.com, Inc. (the "Company") is a leading business-to-business exchange for small business buyers and sellers. The Company provides an exchange where small businesses can access exchange services, buy products, obtain valuable news, product and service information and access business forms and productivity tools.

The Company's exchange services include web hosting, a "request for quote" service, and a proprietary government-to-business exchange that allows small business users the opportunity to participate in government procurement contracts.

On July 11, 2000, August 10, 2000 and September 15, 2000, the Company acquired Zanova, Inc. ("Zanova"), Globe-1, Incorporated ("Globe-1") and Hardware.com, Inc. ("Hardware.com"), respectively, primarily for their product and exchange offerings and their technology and development teams. The Company accounted for these acquisitions as purchase business combinations. Accordingly, Zanova's, Globe-1's and Hardware.com's results of operations are included in the Company's combined results from the date of the acquisitions. Please see Note 5 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

In July 2000, the Company entered into a custom co-branded site agreement with Visa USA Inc. ("Visa") to create VisaBusiness.com, a site specifically designed to help Visa's small business cardholders earn incremental revenue through the use of the Company's exchange services. As part of the agreement, Visa will also promote the co-branded solution to its Member Banks. Please see Note 6 in the Notes to the Condensed Consolidated Financial Statements for more detailed information.

The Company had a third quarter 2000 net loss of $30.5 million, or a loss of $.39 per share, compared with a loss of approximately $10.8 million, or a loss of $.83 per share, in the comparable period of 1999. Net loss for the nine-month period ended September 30, 2000 was $91.4 million, or a loss of $1.48 per share, compared with a loss of $16.2 million, or a loss of $1.42 per share, in the comparable period of 1999.

Revenue

Revenue increased to $45.3 million and $96.1 million for the three and nine months ended September 30, 2000 from $8.1 million and $13.2 million for the comparable periods in 1999. The increase in revenue for both periods is primarily due to the growth of our customer base and the continued increase in repeat orders from existing customers. Through September 30, 2000, substantially all of the Company's revenue was derived from product sales.

International revenues were $3.9 million in the third quarter of 2000, up 150% from $1.6 million in the third quarter of 1999. On a year to date basis, international revenues were $10.2 million, or approximately 11% of total revenue, for the nine months ended September 30, 2000 compared with $3.3 million, or approximately 25% of total revenue, in the comparable period of 1999. The increase in total international revenues for both periods was due to the growth in the Company's Canadian operations.

Gross Margin

Gross margin improved to a negative 3.7% and negative 7.8% for the three and nine months ended September 30, 2000 from negative 18.8% and negative 19.3% for the comparable periods of 1999. On a quarter over quarter basis, gross margin improved from a negative 10.0% in the second quarter of 2000 to a negative 3.7% in the third quarter of 2000. The improvement in gross margin for all periods is attributable to increases in product pricing, lower product costs and an increase in advertising revenues and transaction fees.

Sales and Marketing

Sales and marketing expenses were approximately $15.6 million and $53.6 million for the three and nine months ended September 30, 2000, compared to $5.2 million and $6.5 million for the comparable periods of 1999. The increase in sales and marketing expenses in both periods is due to personnel and payroll related expenses resulting from the growth in sales and marketing personnel and higher advertising and marketing expenses associated with the Company's advertising and marketing campaigns initiated during fiscal 2000.

Technology and Development

Technology and development expenses were $8.0 million and $18.7 million for the three and nine months ended September 30, 2000, compared to $2.2 million and $2.7 million for the comparable periods of 1999. The increase in both periods is attributable to contract engineering expenses related to contractors and consultants and personnel and payroll related expenses resulting from significant increases in technology and development personnel.

General and Administrative

General and administrative expenses were $3.4 million and $9.4 million for the three and nine months ended September 30, 2000, compared to $1.0 million and $2.4 million for the comparable periods of 1999. The increase in general and administrative expenses in both periods is primarily attributable to personnel and payroll related expenses resulting from increases in administrative personnel and in legal, professional and recruiting fees.

Interest Income (Expense), Net

Interest income (expense), net, was $2.9 million and $7.2 million for the three and nine months ended September 30, 2000, compared to $(374,000) and $(325,000) for the comparable periods of 1999. This increase in both periods is due to interest income earned on proceeds from the Company's initial public offering held in money market funds and other short-term investments.

Noncash Stock-based Compensation

The Company records unearned stock compensation in the equity section of the balance sheet. For employees, unearned stock compensation is the difference between the fair market value of its common stock options for accounting purposes and the exercise price of the options. For non-employees, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At September 30, 2000, unearned stock compensation was $8.4 million, and the Company had amortized $2.0 million and $6.7 million of noncash stock-based compensation expense for the three and nine months ended September 30, 2000 compared to $524,000 and $1.7 million in the comparable periods of 1999.

Amortization of Goodwill

Amortization of goodwill was $2.7 million for the three and nine months ended September 30, 2000. The Company acquired Zanova, Inc., Globe-1, Incorporated and Hardware.com, Inc. in the quarter ended September 30, 2000 and accounted for the acquisitions as purchase business combinations. As a result of these transactions the Company recorded goodwill on its balance sheet of $44.3 million, which the Company will amortize on a straight-line basis over the next three years. See Note 5 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of the Company's goodwill relating to these acquisitions.

Provision for Income Taxes

The Company incurred net operating losses from March 25, 1997 (inception) through September 30, 2000. Therefore, the Company has not recorded a provision for income taxes. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

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

The Company's combined cash, cash equivalents and short-term investments were $191.6 million at September 30, 2000 compared to $38.5 million at December 31, 1999. The increase is due to proceeds received upon completion of the Company's Offering and private placement in March 2000, less the net loss incurred for the nine months ended September 30, 2000. The short-term investment portfolio is invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At September 30, 2000, the Company's working capital was $154.3 million compared to $23.3 million at December 31, 1999.

Net cash used in operating activities was $59.2 million for the nine months ended September 30, 2000 and $10.7 million for the comparable period of 1999. The increase is primarily attributable to increases in net operating losses, accounts receivable, prepaid expenses and other current assets, offset by increases in depreciation and amortization, noncash stock-based compensation, accounts payable and accrued expenses and other.

Net cash used in investing activities was $88.8 million for the nine months ended September 30, 2000 and $4.1 million for the comparable period of 1999. The increase is primarily attributable to increases in purchases of short-term investments, purchases of property and equipment and increases in capitalized internally developed software costs. These cash flows used were partially offset by cash acquired in purchase transactions, net of direct costs of the purchase transactions.

Net cash provided by financing activities was $229.7 million for the nine months ended September 30, 2000 and $40.9 million for the comparable period of 1999. The increase is primarily attributable to the sale of equity securities in the Company's Offering offset by repayments on long-term debt.

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

In February 2000, the Company signed an agreement with America Online, or AOL, that requires the Company to make fixed payments totaling $18.2 million to AOL. The Company is also required to make additional payments to AOL if the number of new customers that it acquires from AOL exceeds a specified level. Approximately $3.1 million of this amount was paid immediately following the execution of the agreement. The Company believes that performance is below anticipated levels, and accordingly the Company has not made certain contractual payments under the agreement. As of September 30, 2000, the Company owed AOL approximately $8.5 million, which is included in accrued expenses and other. The Company and AOL are currently in negotiation.

The Company's future liquidity and capital requirements will depend on numerous factors. For example, the Company's pace of expansion will affect its future capital requirements, as will the Company's decision to acquire or invest in complementary businesses and technologies. However, the Company believes that the net proceeds from issuances of its common stock, and additional debt financing together with existing cash, cash equivalents and short-term investments, will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. If the Company acquires additional entities or its overall operating plans change, the Company may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. The Company cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms.

RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently may have a significant impact on the Company's business, results of operations and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in the Company's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

Business-to-business exchange service platforms are at an early stage of development and market acceptance and may not prove to be viable in the long run

Broad and timely acceptance of the Company's exchange services, which is critical to the Company's future success, is subject to a number of significant risks. These risks include:

 .    operating resource management and procurement on the Internet is a new market;

 .    the Company's need to significantly enhance the features and services of the exchange model to achieve acceptance and scalability of its model;

 .    that a significant number of small businesses will be willing to purchase their business services and products online;

 .    that a significant number of small businesses and small business service providers will use the Company's exchange model to buy and sell services and products;

 .    that a significant number of government agencies will adopt the use of the
     Company's procurement exchange; and

 .    small business customers will provide the Company data about themselves.

Although the Company expects to derive a significant portion of its future revenue from exchange services, the Company has not yet fully evolved its revenue model for services associated with the exchange model. The revenues associated may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment, bid/quote and sourcing, among others. However, the Company cannot predict whether these services and other functionality will be commercially successful or whether they will adversely impact revenues. The Company would be seriously harmed if its exchange model is not commercially successful.

The Company depends on government agencies and small businesses for the success of its exchange service model

The Company depends on government agencies and small businesses joining its exchange model. Any failure of government agencies and small businesses to join the exchange model in sufficient and increasing numbers would make the model less attractive to buyers and consequently other sellers. In order to provide buyers on the exchange model an organized method for accessing operating resources, the Company relies on sellers to maintain web-based catalogs, indexing services and other content aggregation tools. The Company's inability to access and index these catalogs and services would result in its customers having fewer products and services available to them through the Company's exchange solution, which would adversely affect the perceived usefulness of the exchange model.

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

 .    companies such as Ariba, PurchasePro.com, CommerceOne, BizBuyer.com,
     Digitalwork.com and Works.com that offer business-to-business exchange services;

 .    Internet sites that provide customized computing solutions through the direct marketing of computer products including hardware, software, peripherals, networking and accessories;

 .    companies such as Bigstep.com, eCongo, Network Commerce, Inc., Innuity,
     Inc. and InfoSpace's HyperMart that enable the creation and hosting capability of customized ebusinesses;

 .    online auction services, including eBay Business Exchange, Yahoo! Auctions,
     TradeOut.com, DoveBid and uBid; and

 .    traditional non-internet-based retailers that sell or resell business service and products such as AT&T Wireless, Staples and CompUSA.

There are minimal barriers to entry to this market, and new competitors could launch a competitive web site offering services and products targeted to the small business market. To compete successfully and to gain market share, the Company must significantly increase awareness of its brand name and its web site. In addition, the Company must increase its customer base and the volume of service and product transactions initiated through its web site. The Company's failure to achieve these objectives could cause its revenue to decline and limit its ability to achieve profitability.

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

If the Company fails to increase the proportion of revenue derived from service fees, its gross margins will not improve

In general, the Company derives higher gross margins from advertising fees and transaction fees from the use of exchange services than from the sale of products. If the Company is to improve gross margins significantly, it must increase the proportion of revenue generated from advertising and transaction fees. To date, the Company's advertising and transaction fees have been minimal. Additionally, the sale of advertising on the Internet is very competitive and the use of exchange services over the Internet has not yet achieved broad market acceptance. The use of exchange services through the Internet may not achieve broad market acceptance, and, even if it does, the Company may not achieve significant sales of services.

If the Company does not develop additional and maintain existing relationships with third parties, it may be unable to increase traffic to its web site

The Company depends on relationships with third parties to direct traffic to its web site. Most of these agreements call for the third party to be paid a monthly or quarterly fee. Some of these relationships require the Company to pay the third party a percentage of revenue generated from customers who make a purchase after linking through from the third party's web site. Some of these relationships are cancelable by either party without cause upon limited notice. The Company must maintain its existing relationships and develop new relationships on terms acceptable to the Company to continue to increase traffic to its web site. The termination of any of these existing agreements, or the failure to secure similar relationships with new third parties would limit the growth in traffic to the Company's web site or cause it to decline, and would likely impede its ability to attract a large enough customer base to make its business viable.

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

The Company has completed acquisitions and expects to engage in future acquisitions or investments, which may harm its operating results

The Company has completed acquisitions and expects to continue making acquisitions or investments designed to increase its customer base, broaden its offerings and expand its technology platform. The Company's ability to integrate its acquisitions and investments is unproven. If the Company fails to evaluate and to execute successfully acquisitions or investments, the acquisitions may seriously harm the Company's business. To complete successfully an acquisition, the Company must:

 .    properly evaluate the technology;

 .    accurately forecast the financial impact of the transaction, including accounting charges and transaction and professional expenses;

 .    integrate and retain personnel;

 .    combine potentially different corporate cultures; and

 .    effectively integrate services and products and technology, sales, marketing and support operations.

If the Company fails to do any of these, it may suffer losses or its management may be distracted from its day-to-day operations. In addition, if the Company conducts acquisitions using convertible debt or equity securities, existing stockholders may be diluted, which could affect the market price of the Company's stock. Further, financing for future acquisitions may not be available on favorable terms, or at all. In connection with our current acquisitions and possibly with future acquisitions we will be required to amortize significant amounts of goodwill, which will negatively affect our operating income.

The Company's services and products depend upon the continued availability of licensed technology from third parties

The Company licenses and will continue to license technology integral to its services and products from third parties. If the Company is unable to acquire or retain key third-party product licenses or integrate the related third-party products into its exchange services and products, the Company's service and product development may be delayed. The Company also expects to require new licenses in the future as its business grows and technology evolves. The Company may not be able to obtain these licenses on commercially reasonable terms, if at all.

If the Company expands its international sales and marketing activities, its business will be susceptible to numerous risks associated with international operations

The Company currently has Canadian operations and may elect to further expand its international operations in the future. Therefore, in the future the Company may commit significant resources to expand its international sales and marketing activities. If successful, the Company will be subject to a number of risks associated with international business activities. These risks generally include:

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

The Company's stock price may continue to be volatile

The stock market and specifically the stock prices of Internet-related companies have been very volatile. This broad market and industry volatility may reduce the price of the Company's common stock, without regard to its operating performance. Due to this continued volatility, the market price of the Company's common stock could continue to be affected.

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

These stockholders have substantial influence over the Company's management and its affairs.

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

Foreign Currency Exchange Rate Risk

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

Interest Rate Risk

The Company's investment portfolio consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. As of September 30, 2000, the Company considers the reported amounts of these investments to be reasonable approximations of their fair values. Therefore, changes in the market interest rates have not had a material impact on the Company's financial position. Historically, the Company's interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates.

Equity Price Risk

The Company does not own any significant equity investments. Therefore, it believes it is not currently exposed to any direct equity price risk.

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

In July 2000, the British Columbia Securities Commission notified the Company that its directed share program offered to certain shareholders as part of the Company's Offering did not meet Canadian disclosure requirements. The Company has recorded an estimate of the settlements as of September 30, 2000. In October 2000, the Company tendered rescission rights to selected shareholders as a remedy to this violation. The Company believes that its obligation under the extended rescission rights will be approximately $850,000.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit      Title
Number

2.1 Agreement and Plan of Merger dated July 25, 2000 among the Company, Globe-1, Incorporated and Griffin Acquisition Corporation (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on August 18, 2000)

27.1         Financial Data Schedule

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended September 30, 2000:

On July 26, 2000, the Company filed a Form 8-K announcing the acquisition of Zanova Inc.

On July 28, 2000, the Company filed a Form 8-K announcing the signing of a definitive agreement for the acquisition of Globe-1, Incorporated.

On August 18, 2000, the Company filed a Form 8-K announcing the acquisition of Globe-1, Incorporated.

On September 15, 2000, the Company filed a Form 8-K/A amending the Form 8-K filed by the Company on July 26, 2000, solely to add the financial statements of Zanova Inc. and the pro forma financial information.

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

                                      ONVIA.COM, INC.


                                      By:  /s/  Mark Calvert
                                          ------------------------------
                                           Mark Calvert
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date:  November 14, 2000

                                INDEX TO EXHIBITS

   Exhibit
   Number

2.1 Agreement and Plan of Merger dated July 25, 2000 among the Company, Globe-1, Incorporated and Griffin Acquisition Corporation (Incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on August 18, 2000)
27.1        Financial Data Schedule