Form 10-K405
period 2000-12-31
ONVIA COM INC
filed 2001-04-02
CIK 1100917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from  to

                        Commission File Number 000-29609

                               ----------------

                                ONVIA.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                      91-1859172
       (State or Other Jurisdiction                         (I.R.S. Employer
     of Incorporation or Organization)                     Identification No.)

                 1260 Mercer Street, Seattle, Washington 98109
                    (Address of Principal Executive Offices)

                                 (206) 282-5170
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.0001 Par Value Per Share

                               ----------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 1, 2001 was approximately $19,662,470.

     The number of shares of the registrant's common stock outstanding at March 1, 2001 was 86,047,218.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ONVIA.COM, INC.

                                   FORM 10-K
                      For the Year Ended December 31, 2000

                                     INDEX

                                                                              Page
                                                                              ----
                                      PART I
Item 1.   Business............................................................   3

Item 2.   Properties..........................................................  26

Item 3.   Legal Proceedings...................................................  27

Item 4.   Submission of Matters to a Vote of Security Holders.................  27

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
          Matters.............................................................  28

Item 6.   Selected Consolidated Financial Data................................  29

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................  31

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........  37

Item 8.   Consolidated Financial Statements and Supplementary Data............  38

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................  61

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant..................  62

Item 11.  Executive Compensation..............................................  62

Item 12.  Security Ownership of Certain Beneficial Owners and Management......  62

Item 13.  Certain Relationships and Related Transactions......................  62

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.....  63

Signatures....................................................................  65

                                     PART I

   Onvia's disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about Onvia's plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Onvia's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Risk Factors" and elsewhere in this report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

Overview

   Onvia.com, Inc., headquartered in Seattle, Washington, is a leading exchange helping businesses secure additional revenue by buying and selling products and services to other businesses and government entities. Onvia is valued by buyers and sellers as a matchmaker, helping almost one million businesses find what they need through an online exchange.

   Onvia's comprehensive solution is designed to help businesses achieve incremental revenue growth through new business opportunities and utilization of available Internet-based tools and resources. Through Onvia's web site, businesses sell services and products to other businesses and federal, state and local government agencies. Onvia's common stock trades on The Nasdaq National Market System under the symbol "ONVI."

   Since its initial Internet site was launched in July 1997, Onvia has greatly expanded its customer base and established a growing brand presence among businesses. For instance, Onvia's exchange platform, which allows customers to submit requests for quotes to a network of service suppliers, had over 52,000 service suppliers as of December 31, 2000. Onvia accumulated more than 708,133 customer accounts and over 910,011 registered users by December 31, 2000 and is focused on establishing additional relationships with government agencies as it expands its services and products into the government sector.

   Key components of Onvia's strategy are to build brand awareness and increase its customer base through strategic relationships with business trade associations and partnerships or alliances with other market leading companies. To date, Onvia has successfully established relationships with more than 45 small business associations such as the Small Business Association of Texas and Forum of Women Entrepreneurs and numerous Chambers of Commerce including those located in Seattle, Washington; Austin, Texas; and the State of Florida. Onvia has also signed numerous strategic relationships with companies including Visa USA Inc.

Industry Background

   The Internet is fundamentally changing the way businesses, government agencies and individuals communicate and transact business with each other. The rapid growth rate of worldwide Internet usage is also providing organizations of all sizes with new operating tools and business opportunities. According to International Data Corporation, or IDC, by 2003, the number of business, school, government and home Internet users worldwide will reach 623 million, compared to 350 million estimated in 2000. IDC also estimated that at the end of 2000, approximately 34% of worldwide Internet users, or 119 million users, live in the United States.

   In addition to usage, leading research companies are also forecasting continued rapid growth in Internet-based e-commerce transactions. IDC estimates that total business-to-business e-commerce trading volume will be $2.2 trillion in 2004. Forrester Research estimates that the annual U.S.-based business-to-business e-commerce market will grow from $406 billion in 2000 to $2.7 trillion in 2004. Business-to-business e-commerce is defined by Forrester as intercompany trade in which the final order is placed over the Internet.

   In addition to new commerce opportunities on the Internet, many organizations are adopting various Internet-focused strategies aimed at improving operating efficiencies and communications with trading partners and customers.

   Two market segments that can greatly benefit from the Internet are businesses and government agencies. The Internet can improve profitability for both buyers and sellers with the appropriate choice of various Internet products and services. Businesses of all sizes, including small businesses, can explore new sales opportunities and establish closer relationships with government purchasers through the Internet.

   The cross-section of these two market segments is one of great potential, given the substantial purchasing power existing between these markets, as well as their relationships with large businesses. The market potential of these segments is of particular interest to the investment and financial community because companies that provide solutions to assist businesses and government agencies in leveraging the Internet will play a key role in the evolving Internet economy.

 The Small Business Market Opportunity

   The small business market, which the Small Business Administration, or SBA, and Onvia define as businesses with fewer than 500 employees, is large and growing. According to the SBA, there were more than 20 million small businesses in the U.S. at the end of 1998, accounting for over 98% of total U.S. based businesses. Small businesses are increasingly relying on the Internet to access information, communicate and transact business. For example, IDC projected 61% of U.S. small businesses were connected to the Internet at the end of 2000 and small businesses will account for approximately $106.8 billion in e-commerce in 2002, up from $6.2 billion in 1998.

   Currently, small businesses have difficulty in cost-effectively reaching a large percentage of their potential customers through traditional marketing channels, since most small businesses are located outside of major metropolitan areas and possess limited resources. As a result, small businesses are using the Internet to significantly expand their market reach, procure services and products and become more competitive. Small businesses often have limited time, resources and access to expertise. The Internet addresses these constraints by allowing small businesses to access and exchange information quickly and inexpensively among trading partners.

   Despite the significant growth of small business Internet use, existing Internet-based and software-based offerings targeting this market have not provided a comprehensive solution that addresses the unique e-commerce and informational needs of small businesses. Web sites that provide small business news and information, for example, often have limited e-commerce service and product offerings. Similarly, companies with web sites that focus on e-commerce often have limited or inconsistent content offerings. As a result, small businesses are forced to use multiple, distinct web sites to conduct commerce, interact with other businesses and suppliers and obtain targeted, business-specific news and content.

 The Government Procurement Market Opportunity

   Procurement between businesses and government agencies, known as business-to-government, or B2G commerce, is a substantial market and is highly fragmented. The complexity in this market is due in part to the large number of government agencies and suppliers, the differing processes among agencies, and their often challenging obstacles to adopt advanced technologies and communication tools. According to the U.S. Census

Bureau, there were 87,453 local government agencies in the United States in 1997. The total local government agency figure is comprised of 3,043 counties, 19,372 municipalities, 16,629 townships, 13,726 school districts and 34,683 "special districts" which include focused agencies such as power districts and housing authorities.

   State and local government organizations spent over $375 billion on products and services in 1998, according to the SBA. One interesting trend at the federal level is the increase in contracts for services. According to the U.S. General Accounting Office, in 1999, services represented the largest single contract category with a 43% share and total contract value of $78 billion, overshadowing both supply and equipment purchases.

   Businesses looking to respond to government contract opportunities must follow specific processes that can be time consuming and may not be consistent between different agencies. Process requirements may vary by agency type, level and location. As a result some businesses, particularly small businesses that may have limited operational resources, find it difficult to identify attractive contract opportunities with agencies outside their local area. As for government agencies, their challenge is to make contract opportunities available to existing and potential new vendors to attract additional bidders with the goal of driving down their costs. Historically this process has taken place through costly and slow traditional mailings to approved vendors, newspaper listings, posting in agency buildings or more recently with online and offline bid aggregation companies. The paperwork required for these processes can make government contracting frustrating for both the agency and its potential vendors.

   The Internet and other technological advancements in hardware and software can ease many of these challenges. Some of the problems associated with labor intensive government procurement processes are slowly being reduced by the agencies themselves. However, despite signs of improvement, many agencies have been slow in gaining awareness of available solutions and committing both financial and personnel resources to Internet-based initiatives. Ultimately, the benefits will lead many agencies to adopt Internet-based procurement solutions. Some government agencies are moving more procurement transactions online and improving their overall IT infrastructures in compliance with legislation such as the 1994 Federal Acquisition Streamlining Act and the 1996 Clinger-Cohen Act. Onvia understands the challenges associated with bringing government contracting online and is focused on the significant opportunity inherent in providing the needed solutions for efficient and cost effective B2G procurement.

Onvia's Business Solution

   Onvia's solution is designed to meet the needs of businesses, including their commerce relationships with government agencies, large companies and small businesses. Through Onvia, businesses buy and sell services and products to other businesses and to federal, state and local government agencies. Businesses can also access valuable news, information, and productivity tools to help them succeed in the Onvia exchange.

   Onvia offers businesses the services and products they need to succeed, including:

  . Request for Quote ("RFQ") service. Provides businesses with access to an interactive network of more than 52,000 different service suppliers. Business buyers can research and obtain services from providers across 115 different service categories.

  . Government procurement. Onvia's targeted solutions facilitate and enhance the relationship between businesses and their government agency customers.

  . News and Tools. Onvia's in-house experts provide original content as well as innovative tools and information from third parties to help businesses operate more effectively.

  . Products. Through its partnership with firstsouce corp., Onvia offers businesses a marketplace containing over 240,000 different computer hardware, software and other products. firstsource ensures the range of products and fulfillment processes are catered to the business purchaser.

   As a recognized early leader in serving businesses online, Onvia has been able to develop a unique set of proprietary tools and resources that provide businesses with many benefits, including:

  . Growth opportunities for businesses. Businesses looking for new sales opportunities are able to leverage the Onvia solution to cost-effectively reach their target customers, without incurring the significant sales and marketing costs typically associated with traditional efforts.

  . Solutions tailored to the needs of businesses. Onvia's solution is designed specifically to meet the needs of businesses. In particular, businesses are able to utilize the Onvia site and solutions to build and enhance important trading relationships and gain access to valuable tools and information.

  . Broad suite of services and products. Because Onvia's valuable solutions are centralized into one online location, its business customers are able to operate much more efficiently.

  . Comprehensive customer service and support. Onvia designed its services and products to be utilized in an efficient and effective manner. If questions or issues do arise, Onvia ensures that support is available.

  . Access point to government agency contracts. Onvia offers an effective means for business vendors to identify and respond to bid opportunities with government agencies.

  . Efficient business seller channel. Onvia's tailored solution provides an efficient distribution channel to help sellers to businesses reach a highly targeted audience. In addition to selling existing services or products through this channel, sellers can use Onvia's solution to test market new services and products targeted to businesses.

  . Original content and solutions. The Onvia solution includes proprietary value-added information and business tools originating through both in-house expertise and leading third-party content providers. Onvia offers innovative content including original articles and newsletters from both internal writers and third parties including Reuters News Service. Onvia also offers how-to advice and business tools designed to help businesses enhance their operations.

Strategy

   Onvia intends to continue to enhance its position as a leading provider of solutions for businesses. Key elements of Onvia's strategy, which collectively aim to strengthen Onvia's competitive market position and financial performance, include:

  . Securing relationships with government agencies and businesses that procure products and services from business vendors. Onvia seeks to attract and secure relationships with government agencies and businesses by utilizing its focused direct sales force. Through a suite of web-based and off-line products, Onvia assists government and business buyers to increase their operating efficiency and lower their cost of procuring products and services from business sellers. Onvia intends to use its broad seller base to help buying agencies decrease the cost of procurement through increased competitive efficiency and by raising the level of transparency in the marketplace. Onvia and its government agency customers enter into contractual agreements typically ranging from 1 to 3 years. Some agency customers may terminate their agreements with Onvia by giving proper notice, and in all instances the agreements are subject to re-negotiation upon completion.

  . Creating a liquid channel in which businesses can efficiently access opportunities that generate incremental revenue. Onvia plans to achieve this by aggregating multiple buying entities within each target geographical region. This will provide business sellers with the ability to receive local and regional bids from different government and business buyers. Onvia intends to leverage its existing business customers, Chamber of Commerce partners and established contacts with government agencies such as the U.S. Department of Commerce to establish a regional presence and provide sellers a multitude of selling opportunities. Onvia believes these expanded offerings will attract more businesses, further building what already is one of the largest business customer bases among online companies. The aggregation of these businesses improves their collective attractiveness to other companies and government agencies.

  . Enhancing solutions for businesses and government agencies. Through continuous enhancement of core service offerings and web site functionality, Onvia intends to emerge as the clear leader in providing online solutions to businesses. Onvia plans to introduce additional methods of conducting e-commerce transactions and develop additional tools that will allow businesses to become more competitive, improve operating efficiencies and achieve gains in incremental revenue through new customer relationships. These products include tools that help businesses, allow sellers to access government and larger business bids, and establish sales relationships with other businesses by utilizing Onvia's Request For Quote platform.

  . Understanding customer needs. Onvia is committed to intimately understanding the needs of its business customers and their trading partners. Through direct customer interaction, tracking of industry trends, and development of flexible products and solutions Onvia will be able to meet the needs of its customer base and make the strategic adjustments necessary to compete effectively in its highly competitive and dynamic industry.

  . Increasing brand awareness. Onvia believes that it is a clearly established leader in providing exchange services to businesses. Onvia is committed to becoming one of the most recognizable and trusted brands for businesses on the Internet. To accomplish this goal Onvia intends to continue to establish strategic alliances with other leading companies and leverage efficient viral marketing techniques that result in high word of mouth and ultimately broad market penetration at reasonable cost.

  . Aggressively pursuing cost effective customer acquisition and retention strategies. Onvia seeks to drive customer acquisition through a combination of marketing initiatives, direct sales to customers, continued focus on customer service and the provision of services and information that meet its customers' business needs. For example, Onvia intends to continue working with its procurement clients to co-market to their established seller lists, with the goal of migrating their vendors to the Onvia solution. In addition, Onvia intends to increase its customer base through direct advertising campaigns, co-branding initiatives with leading web sites that cater to businesses and viral-marketing programs.

  . Pursuing strategic alliances and acquisitions. Onvia intends to aggressively pursue strategic alliances and acquisitions that strengthen its financial performance, increase its customer base, broaden its service offering and expand its technology platform.

  . Maintaining commitment to customer service. Onvia will continue to maintain a strong commitment to providing the highest level of customer service to its customers. Onvia believes that investments in product functionality and customer support are rewarded with outstanding customer satisfaction and therefore higher retention rates and improved brand image.

  . Enabling more effective direct marketing geared to reach businesses. By tracking the demographic and purchasing data on its business customers, Onvia intends to further strengthen its position as an intelligent electronic-marketing channel to help companies cost-effectively reach businesses. For example, Onvia already facilitates targeted marketing to its customer base through advertisements and promotions in email newsletters sent to the Onvia business customers. Onvia does not currently, nor does it intend to, share attributed customer information with third parties absent the explicit permission of its business customers.

Recent Developments

 Divestiture of Canadian Operations and Web Hosting Business

   On March 13, 2001, Onvia announced its intention to sell or license its Canadian operations and its web hosting business. Onvia estimates that the restructuring charge on the termination or potential sale of these operations will be approximately $30 million and will be included in the first quarter of 2001 financial results.

This restructuring charge will consist of approximately $26 million for the write-off of goodwill related to its web hosting business and the write-offs of property and equipment and capitalized software and cash charges of approximately $4.0 million.

 Stock Repurchase Plan

   On March 7, 2001, Onvia's Board of Directors approved a plan to repurchase up to $10,000,000 of the Company's common stock over the next year.

 DemandStar

   On March 5, 2001, Onvia completed its acquisition of DemandStar.com, Inc. ("DemandStar"). DemandStar's procurement systems enable government agencies to purchase goods and services more efficiently and at lower administrative costs while at the same time providing valuable services to businesses selling to such government agencies. In connection with the acquisition, Onvia assumed all outstanding DemandStar stock options and warrants, and issued approximately 5,033,000 shares of Onvia's common stock to acquire all of the outstanding common stock of DemandStar.

 Purchase Now Strategic Partnership

   In December 2000, Onvia entered into a strategic partnership agreement with firstsource corp., whereby firstsource, through a private label solution, provides product purchasing and fulfillment services for Onvia's web site. As part of the agreement, Onvia's customers interested in making a product purchase are linked to a private label web site owned and operated by firstsource. firstsource is responsible for order fulfillment, customer care and billing processes related to these business product transactions. firstsource will record the product revenue while Onvia receives a commission on the revenues firstsource derives from the site. New customer account data entered during the transaction process on the private label web site are owned solely by Onvia. The private label solution went live in January 2001.

   Onvia's decision to partner with firstsource is aimed at reducing costs and focusing on other growth strategies such as development of Onvia's government solutions business. As a result of its strategic relationship with firstsource, Onvia has reduced headcount primarily through elimination of positions previously related to the Purchase Now business unit.

 Auctions

   On December 15, 2000, in connection with the focus on the business exchange and government-to-business bid matching, Onvia discontinued the auctions functionality on its website.

 America Online

   On February 4, 2000, Onvia entered into a strategic relationship with AOL to provide AOL's customers with access to Onvia's services and products through an interactive co-branded web site. As part of this relationship, Onvia provided to AOL a web-based buying directory that supports AOL's business-to-business e-commerce platform. In addition, AOL promoted the co-branded site and Onvia's RFQ services.

   On November 14, 2000, Onvia and AOL entered into an agreement which amended and restated the previous agreement between the parties. As a result of the new agreement, Onvia and AOL will continue with an abbreviated form of their relationship through May 14, 2001, after which neither party will have any contractual commitment to the other.

Services and Products

   The Onvia exchange provides a single online channel that helps businesses succeed in buying, selling and information gathering. Through Onvia's web site, businesses buy and sell services and products to government agencies and other businesses, reach more customers, and obtain valuable news, information, and productivity tools quickly and easily. Onvia's revenue mix associated with these services and products incorporates the following components:

  . advertising revenues;

  . licensing fees charged to government agency or business buyers (or fees charged for developing and hosting sites for strategic partners); and

  . subscription fees and RFQ transaction fees charged to vendors.

   Onvia's web site includes request for quote, government exchange, news, tools, and products and services.

 Request for Quote

   The Onvia Request for Quote, or RFQ, service is an online exchange that connects business buyers and sellers across a wide variety of business services from marketing and tech support to web design and health insurance. Request for Quote enables business buyers to connect to more than 52,000 sellers in the U.S. and Canada covering 115 services.

   Request for Quote benefits buyers and sellers by providing an efficient way to find business partners and customers. Business sellers can quickly and cost-effectively reach new customers, locally or nationally. Sellers benefit through substantially increased lead generation at a lower sales cost, and the ability to reach new customers 24 hours a day. Buyers are able to shorten the buying process by obtaining access to local and national service providers, comparing sellers online, and making more informed purchasing decisions.

 Government Exchange

   In August 2000, Onvia completed its acquisition of Globe-1 Incorporated, an electronic commerce exchange that helps businesses bid on state and local government agency projects. The Onvia bid matching service leverages the Globe-1 solution to gather, match and deliver bids from government agencies to business vendors.

   In March 2001, Onvia completed its acquisition of DemandStar.com. The merger with DemandStar complements Onvia's existing government-to-business bid-matching service, expands the reach of its sales force and increases its existing base of business vendors.

   Vendors that participate in Onvia's bid-matching service are able to view all of the Onvia government leads that have been matched to their company in one place. Vendors receive notifications of bidding opportunities via email or fax and can then view these opportunities online through a standard web browser. The bid matching service enables business vendors to operate more efficiently by reducing marketing costs and streamlining the bid notification process.

   Government agencies use Onvia's bid matching service by submitting bid solicitations to Onvia and viewing the list of vendors online once the bids have been matched with qualifying business vendors. Onvia also manages and maintains the agency's vendor database and streamlines agencies' communications with their vendors, enabling government agencies to operate more efficiently and effectively.

 News

   The Onvia News section showcases the issues and breaking news relevant to entrepreneurs. Onvia publishes daily nuts and bolts advice, product reviews, critiques of business web sites and money-saving tips, all to help the business owner run a more efficient and profitable enterprise. The Onvia coverage is supplemented with columns from industry experts and news from Reuters wire service.

 Tools

   The Onvia Tools section offers hundreds of free business tools, downloadable forms, worksheets, checklists, and how-to advice, all designed to help businesses grow and manage their business. Also exclusively available is the Successful Entrepreneur's Interactive Roadmap and Toolkit, a step-by-step guide to starting, growing, marketing, and selling a business.

 Products and Services

   Onvia's products and services marketplace has offered thousands of business products including computer hardware, software, office supplies, office business machines, telephone systems and nine services. Although products and services have been very effective tools for Onvia to drive traffic to its web site and establish a substantial customer base, it was never intended to position Onvia as an online office products retailer, nor was it intended to be the engine to drive the company to profitability.

   In January 2001, Onvia began offering products through a strategic relationship with firstsource corp. firstsource provides over 240,000 products to Onvia's exchange buyers through a private label solution. As part of the agreement firstsource is also responsible for, among other things, product fulfillment, customer care and billing for transactions occurring on the private label web site. Onvia will continue to benefit from these exchange customers through a revenue sharing arrangement.

Strategic Relationships

   Onvia pursues strategic relationships to increase its reach to businesses and government agencies, increase traffic to its web site, improve the content and functionality of its exchange, and establish incremental revenue streams. These partner relationships may vary materially in contract or agreement terms and strategic importance.

   Small business trade associations: Onvia has successfully established relationships with more than 45 small business associations including:

  . National Small Business United;

  . Small Business Association of Texas;

  . Networking and Systems Professionals Association;

  . Forum of Women Entrepreneurs; and

  . Chambers of Commerce including those located in Seattle, Washington;
    Detroit, Michigan; the State of Florida; Chicago, Illinois; Buffalo, New York; Providence, Rhode Island; Austin, Texas; and Orlando, Florida.

   These relationships are a key component of Onvia's brand-building and customer acquisition strategies. Although they may take different forms, these strategic relationships are intended to:

  . Provide Onvia with grassroots marketing access to large, targeted small business audiences;

  . Give Onvia a "seal of approval" through its relationships with them that helps Onvia market its services, products and information and business tools to the associations' members in a trusted manner and establish long-term customer loyalty;

  . Provide Onvia with new resources by leveraging marketing dollars spent by the association; and

  . Allow Onvia to penetrate and market to specific industries and market niches.

   Working closely with these associations, Onvia develops marketing campaigns targeted to association members, which may include the following elements:

  . Direct mail, telemarketing, newsletters, conferences, email, broadcast fax, advertisements, editorial placement, speaking opportunities and additional communications vehicles; and

  . Placement on the associations' web sites, which may include links to a co-branded site or Onvia's home page.

   Onvia has established a strategic relationship with the Service Corps of Retired Executives, or SCORE, which is funded by the U.S. Small Business Administration and provides more than 300,000 individuals with business advice, counseling, mentoring and workshop annually. Onvia has been featured in numerous SCORE publications and press releases.

   Co-branding relationships: Onvia hosts co-branded web site pages with different Internet sites targeted toward entrepreneurs and business owners. These co-branded pages look and operate similar to Onvia web pages except they may have a banner advertisement at the top of each screen featuring the logos of both companies.

   Media and content relationships: Onvia syndicates its proprietary content to businesses, such as Bloomberg, that desire to offer their users a broader content offering. The arrangements generally provide that Onvia has the non-exclusive right to use and display the content provided.

   Strategic alliances: Onvia has also signed strategic relationships with companies including Visa USA. On July 31, 2000, Onvia announced an agreement with Visa USA, the world's leading payment partner, to create VisaBusiness.com. Powered by Onvia, the VisaBusiness.com site is designed specifically to help companies use the web more effectively for buying and selling products and services. The site, which went live on September 13, 2000, offers unique content for businesses and leverages Onvia's comprehensive exchange of business products and services, web hosting, breaking news and expert advice. As part of the agreement, Visa and Onvia will build and deliver additional value-added online offers exclusively for Visa Business cardholders as well as solutions to Visa's member banks. The agreement also includes cooperation on new marketplaces, enabling payment technologies, and marketing programs to reach businesses using the Visa Business Card and preferential presentation of the Visa payment solution on the Onvia web site.

Customers

   Onvia serves two primary and distinct customer groups: government procurement officers and businesses. Onvia's government exchange service helps the government procurement officer distribute bidding announcements to a variety of vendors quickly and efficiently. These procurement officers work for federal, state, provincial, county and city agencies, ports, and other jurisdictions in the United States and Canada. Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. Through utilization of Onvia's solution, government agencies may save time and money through the increased exposure of their product and service requests.

   Onvia also helps the business owner who wants to increase revenue opportunities through its online Request for Quote exchange, access government contracts and request for proposals and who wants to purchase products and services online. Most customers own and manage businesses with fewer than 500 employees in a variety of industries throughout the United States and Canada. As of December 31, 2000, Onvia had more than 52,000 service providers in its Request for Quote marketplace, more than 708,000 customer accounts and over 910,000 registered users.

Sales Strategy

   The primary objective of Onvia's sales strategy is to increase sales and market penetration in the B2G procurement arena with the local and state government agencies. Onvia plans on accomplishing this by leveraging its existing government agency relationships and securing new ones through its expanding field sales staff.

   Leverage Existing Relationships. With the acquisition of DemandStar, Onvia has relationships with over 300 government agencies in 33 states. Onvia will deepen its relationships with these agencies through cross-selling and enhanced product integration. In addition, Onvia has a valuable set of partnerships with

45 chambers of commerce and national and small business associations. Onvia will leverage its growing number of agency, chamber and association relationships to establish new marketplaces for adjacent townships, cities, counties and special districts.

   Secure New Exchanges. Onvia is focused on aggressively pursuing and securing new relationships with government agencies. Onvia is currently building a regionally based sales staff, which will be comprised of individuals who have substantive government sales experience to expedite Onvia's entry into new markets.

Marketing Strategy

   To attract business buyers and sellers to its online marketplace, Onvia uses direct marketing strategies including email, direct mail, and telephone sales. Onvia also advertises on targeted sites and a limited amount of radio and off-line advertising in regional markets. Onvia has more than 250,000 subscribers to its weekly Flash newsletter as well as numerous co-branded web sites and newsletters for small business associations and chambers of commerce across the United States and Canada.

   To sign up vendors for government procurement opportunities, Onvia plans to use direct marketing methods such as fax, email, direct mail and telephone sales as well as trade shows, conferences, and earned media. These vendors will subscribe to an annual service that will allow them to receive and respond to government bids from agencies in their region. Onvia's future marketing strategy will be to up-sell these vendors into additional marketplaces through its Request for Quote service.

Customer Service

   Onvia believes strongly that a high level of customer service is critical to retaining and expanding its customer base. Accordingly, Onvia has developed a well-trained customer service organization to assist and support customers, via phone or email, for its government exchange. Customer care for product sales through Onvia's outsourcing partner firstsource will be handled by firstsource.

Technology & Operations

 Technology

   Onvia supports its operations and online solution using an advanced technology platform designed to serve a large and rapidly increasing volume of web traffic in a reliable and efficient manner without critical failures. Onvia designed its own proprietary core systems for customer interaction. Onvia's systems have been designed to:

  . Provide fast, secure and uninterrupted visitor access to its web site;

  . Validate and process customer requests promptly and accurately;

  . Store large amounts of historical data;

  . Provide timely, comprehensive and accurate management-reporting capabilities;

  . Accommodate upgrades to tools and features on its web site;

  . Scale to accommodate growth in its operations; and

  . Provide redundancy in case of component system failures.

   Onvia's systems use a combination of proprietary technologies and commercially available licensed technologies. The backbone of Onvia's technology infrastructure consists of database servers running on an Oracle database with Sun hardware. The front end consists of multiple redundant web servers that are expandable as operations grow. Onvia designed the system to scale easily to support rapid growth, as well as to sustain multiple failures by various components without downtime.

   Onvia's web servers, database servers, transaction-processing servers and other core systems that conduct its essential business operations are housed at Exodus Communications in Seattle, Washington. Exodus provides professional housing and hosting services along with 24-hour monitoring and engineering support in a climate-controlled and physically secure environment. Exodus provides redundant communications lines from multiple Internet connectivity providers and has its own generator and other emergency backup systems. Onvia has a redundant system in place to ensure web site functionality in the event of facility crisis at the Onvia headquarters building or at Exodus. Onvia houses all non-critical systems such as development servers, quality assurance servers, and internal network servers at its headquarters in Seattle. By the end of 2001 Onvia plans to maintain all of its web servers in-house at its corporate headquarters in Seattle, Washington.

   In addition to maintaining responsibility for the technical architecture, security and up-time of its online solutions, Onvia's technology department works closely with their sales and marketing department to ensure that customer feedback for new technology features is incorporated into new products and services.

 Operations

   Onvia helps businesses succeed by aggregating demand and providing an exchange where they can:

  . Buy and sell services and products;

  . Get access to government procurement contract opportunities;

  . Exchange valuable news, product and service information; and

  . Download free business forms, worksheets, and productivity tools.

   In order to provide such an array of valuable solutions Onvia must develop and maintain stable and secure operational processes. Onvia believes that by providing additional solution functionality, transactional processing capabilities and outstanding customer experience it will significantly grow its trading community. Onvia's operational infrastructure is designed to support its desired and anticipated growth.

   Onvia's products and services provide new revenue opportunities for businesses by providing them with access to potential new government and small and large business customers. Additionally, businesses using the Onvia web site may elect to obtain various services to help their businesses operate more effectively, such as through Onvia's Request For Quote platform. In these instances, Onvia acts as an enabler but not the financial institution or clearinghouse for the actual transaction.

   Onvia's online solution enables government agencies to specify their needs to Onvia for any product or service the agency may require. Onvia formulates this need into a lead that is then filtered and routed to qualified suppliers of the needed product or service. Suppliers within Onvia's marketplace can evaluate the lead, respond with a quote or request more information. A stronger and deeper relationship with all levels of government agencies is established for the vendors as part of this process.

 Sales of Goods

   Onvia has established a strategic relationship with firstsource, a full-service third-party provider, for sales of business products, such as computer hardware, software and office supplies to Onvia's customers. Prior to January 2001, these product sales were handled directly through the Onvia site by Onvia's products group.

   Overall, this full-service relationship with firstsource improves Onvia's distribution functionality by providing alternate supplier sourcing, express shipping options, extended product warranty availability and on-line returns management, while maintaining and expanding the supplier base, which improves product availability. firstsource continues to use the same drop ship model that Onvia previously utilized, whereby the supplier drop-ships the product with Onvia packaging directly to the customer via UPS, FedEx or other common carrier.

   Onvia's full service outsource partner utilizes several of the largest suppliers in the computer hardware, telecommunications, software, and business products industries, providing Onvia with a catalog offering of over 240,000 products from more than 200 points of distribution.

   Orders are initiated directly from Onvia customers through the Onvia web site, which is connected to firstsource's catalog engine. firstsource handles all product transactions and firstsource charges the customer's credit card once a supplier has fulfilled the order. In turn, firstsource is invoiced by its suppliers under negotiated payment terms.

   Onvia's commission is a pre-negotiated percentage of revenue derived from sales originating on the Onvia web site that are ultimately processed by firstsource, with certain revenue guarantees in 2001. Hence, beginning January 7, 2001, Onvia does not record product revenue, take title to products or maintain any physical inventory.

Competition

   The market for Internet-based products and services is rapidly evolving and intensely competitive. Numerous companies provide Internet-based products and services to businesses and government agencies, two primary target markets for Onvia. Competitors include both Internet-based as well as traditional providers of business products and services.

   Although dynamic, complex and highly competitive, the e-commerce industry provides considerable new business opportunities to those companies with superior business models. Business models evident in the industry vary dramatically depending on many factors, including target market, legacy products and services, available capital and primary strategic objectives. Traditional off-line companies are establishing an increasing presence on the Internet as well as companies providing targeted solutions for specific industries and customer groups.

   Onvia's current and potential competitors include, but are not limited to the following:

  . Companies such as Ariba, CommerceOne and PurchasePro.com that offer business-to-business exchange services;

  . Companies such as America Online, Microsoft, NBCi and Yahoo! that offer a broad array of Internet-related services and either offer business-to-business e-commerce services presently or have announced plans to introduce such services in the future;

  . Companies such as AMS, Digital Commerce, NIC Commerce, ProcureNet and other companies focused on providing services to government agencies;

  . Internet sites that provide customized computing solutions through the direct marketing of computer products including hardware, software, peripherals, networking and accessories;

  . Companies such as Oracle, PeopleSoft and SAP that offer enterprise software platforms targeted at the business-to-business market;

  . Companies such as BidNet, Way2Bid, ETN, and GovCan targeted at bid matching services.

   Onvia may face additional competition in the future as well-funded companies look to develop new Internet-based product and service offerings to businesses and government agencies. The markets Onvia competes in have relatively low barriers of entry, providing other companies with opportunities to quickly become more formidable competitors to Onvia. In order to compete successfully, Onvia must continually enhance its web site and service offerings. In addition, Onvia must increase its business and government agency customer bases, as well as the volume of transactions initiated through its web site and bid matching products. Onvia's failure to achieve these objectives could cause its revenue to decline and limit its ability to achieve profitability.

   Onvia believes that the principal competitive factors affecting its market include, but are not limited to, product quality and features, base of existing customers, established brand recognition, customer service, strategic alliances and partnerships and access to capital. In order to excel at these principal competitive factors more so than other competitors in its industry, Onvia intends to maintain a superior understanding of its target customers, offer superior value in its service offerings and sustain a more efficient operating model. Onvia believes that its current product and service offerings compare favorably to similar service offerings available in the market today. Onvia's business model is however new and evolving and may face unforeseen pressures. The success of Onvia's business model hinges on key market assumptions, any one of which may not prove to be true, including the following:

  . A significant number of businesses will be willing to purchase their business services and products online;

  . A significant number of businesses and business service providers will use Onvia's exchange model;

  . A significant number of government agencies will be willing to utilize the Internet for bid-matching and other e-commerce services; and

  . Business customers will provide Onvia with data about themselves.

   Onvia may not compete successfully against current or future competitors, many of which have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources. These competitors may also be more successful than Onvia at engaging in extensive development of their technologies, adopting more aggressive pricing policies and establishing more comprehensive marketing and advertising campaigns. Competitive pressures could negatively impact Onvia's market share, limit Onvia's growth projections or require Onvia to reduce the price of its services, any of which could harm its business and financial performance.

Intellectual Property Rights

   Onvia's future success depends in part on its proprietary rights and technology. Onvia relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Onvia seeks to protect its internally developed products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Onvia cannot ensure that any of its proprietary rights with respect to its e-marketplace will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

   Onvia licenses and will continue to license certain products integral to its services from third parties, including products which are integrated with internally developed products and used jointly to provide key content and services. These third-party product licenses may not continue to be available to Onvia on commercially reasonable terms and Onvia may not be able to successfully integrate such third-party products into its solutions.

   Onvia presently has no issued U.S. patents or U.S. patent applications pending. Onvia has no current intention to file any U.S. patent applications. It is possible that Onvia may not develop proprietary products or technologies that are patentable and that the patents of others will seriously harm Onvia's ability to do business.

   Onvia has filed trademark applications in the United States for Onvia, Onvia.com, and the Onvia checkmark logo. In addition, Onvia has filed trademarks applications for Onvia and Onvia.com in one or more foreign countries. The trademark applications mentioned above are subject to review by the applicable governmental authority, may be opposed by private parties, and may not issue.

Employees

   As of March 7, 2001, Onvia had 270 full-time employees working in the following departments: 132 in sales and marketing, 105 in technology and development and 33 in general and administration. Of the total, 16 were employees of Onvia's Canadian subsidiary, including 15 in sales and marketing and 1 in general and administration, and 81 were employees of DemandStar.com, including 47 in sales and marketing, 28 in technology and development and 6 in general and administration.

   None of Onvia's employees are represented by a union or collective bargaining agreement. Onvia has never had a work stoppage. Onvia considers relations with its employees to be good.

   In September 2000 and December 2000, Onvia reduced its workforce by 87 and 180 employees, respectively, as a result of a corporate reorganization plan and the outsourcing of its Purchase Now operations.

Risk Factors

   In addition to other information in this Report, the following risk factors should be carefully considered in evaluating Onvia and its business because such factors may have a significant impact on Onvia's business, results of operations and financial condition. As a result of the risk factors set forth below and elsewhere in this Report, and the risks discussed in Onvia's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

 Onvia's stock price is very volatile

   The market price of Onvia's common stock has been and is expected to continue to fluctuate significantly in response to various factors, including:

  . actual or anticipated variations in quarterly results of operations;

  . announcements of technological innovations, new products or services by Onvia or its competitors;

  . changes in financial estimates or recommendations by securities analysts;

  . conditions or trends in the Internet and online commerce industries;

  . changes in the market values of other Internet, online service or software companies;

  . announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  . additions or departures of key personnel;

  . sales of its common stock;

  . general market conditions; and

  . other events or factors, many of which are beyond Onvia's control.

   In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry conditions may materially and adversely affect Onvia's stock price, regardless of its operating performance.

 Onvia's business may be adversely affected by governmental agencies' business decisions

   There are various factors which could delay acceptance by or prevent governmental agencies from contracting with Onvia for its service, including:

  . changes to state legislation authorizing governments contracting with third parties to distribute public information;

  . the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

  . the risks associated with moving from older, established technologies to rapidly evolving Internet technologies;

  . the intense competition for qualified technical personnel; and

  . the lengthy political appropriations process for obtaining funds to acquire and implement new technology.

   Delays in the approval process or the failure to obtain these approvals from government agencies or slow adoption rates by government agencies could harm Onvia's business, operating results and financial condition.

 Termination of contracts may harm Onvia's business

   Currently, Onvia's has contracts with over 200 governmental entities. Generally, these contracts are cancelable by either party upon 30 days' notice. The decision by a number of governments not to renew existing contracts or the termination of several of these contracts may result in significant revenue shortfalls. Revenue shortfalls would result because agreements with vendors, who pay fees to Onvia in order to use its system to sell to government agencies, are cancelable by either party upon 30 days' notice. Onvia will notify appropriate vendors if a government terminates or fails to renew an agreement. The vendor could then choose to cancel its vendor agreement with Onvia, which would result in revenue shortfalls. If these revenue shortfalls occur, Onvia's business and financial condition would be harmed. Onvia cannot be certain if, when, or to what extent governments might fail to renew or terminate any or all of their contracts with Onvia.

 Onvia's contracts with governmental entities could be voided

   Generally, Onvia's contracts with governments may be canceled by either party upon 30 days' notice. Further, Onvia's competitors or other third parties could bring lawsuits, seek legislation or in other ways attempt to have Onvia's contracts voided by alleging incorrect procurement processes or otherwise protesting Onvia's contracts. This would harm Onvia's business, results of operations and financial condition.

 Onvia relies on the timeliness and accuracy of content provided to it by government entities

   Onvia depends on the governments with which it contracts to supply information and data feeds to it on a timely basis to allow businesses and citizens to complete transactions and obtain government information. In addition, Onvia is dependent upon the accuracy and reliability of government computer systems and data collection for the content of Onvia's systems. If the information provided to Onvia is not timely, accurate or complete for any reason, its business, operating results and financial condition would be harmed.

 Onvia may fail to develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

   Onvia's success depends in part upon its ability to rapidly establish its own products and services in all the principal governmental bodies in the United States. In order to increase revenue in the future, Onvia must continue to develop products and services that businesses and citizens will find valuable, and there is no guarantee that it will be able to do so. If Onvia is unable to develop products and services that allow it to attract, retain and expand its current user base, its revenues and future operating results may be harmed. Onvia cannot assure that its products and services will appeal to a sufficient number of Internet users to generate continued revenue growth.

 Onvia may lose the right to the content that it distributes, which is provided to it entirely by government entities

   Onvia does not own or create the governmental content distributed to its vendors in the form of request for proposal and related information. Onvia does not have an exclusive right to this content. Onvia cannot assure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. The loss or the unavailability of Onvia's data sources in the future, or the loss of its rights to distribute some of the data sources, would harm its business, operating results and financial condition.

 Onvia will face challenges that may prevent it from successfully integrating Onvia and DemandStar

   There are significant challenges to integrating Onvia and DemandStar. Because integrating the companies involves significant challenges and is a complex process, the anticipated benefits of the merger may not be achieved. The challenges involved in this integration include:

  . retaining existing customers and strategic partners of Onvia and DemandStar;

  . retaining and integrating management and other key employees of both
    Onvia and DemandStar;

  . coordinating research and development activities to enhance the introduction of new products, services and technologies;

  . addressing public perceptions of changes in Onvia's business focus;

  . combining service and product offerings effectively and quickly;

  . transitioning two systems to a common information technology system;

  . integrating the sales forces of the two companies;

  . persuading employees that the business cultures of Onvia and DemandStar are compatible;

  . offering services and products of Onvia and DemandStar to each other's customers and partners;

  . marketing the combined company;

  . blending the pricing models;

  . developing and maintaining uniform standards, controls, and procedures and policies;

  . minimizing the potential disruption of Onvia's business and distraction of its management;

  . incorporating DemandStar's technology and products and services into the product and service offerings of Onvia; and

  . controlling expenses related to the integration of the two companies.

   Onvia may not succeed in overcoming these risks or any other problems encountered in connection with the merger. The diversion of the attention of Onvia's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Onvia's business. If Onvia does not successfully integrate DemandStar, the market price of Onvia's common stock may decline.

 If the merger does not meet the expectations of financial or industry analysts or Onvia's investors, the market price of Onvia's common stock may decline.

   Onvia may have made incorrect assumptions about DemandStar's business and operations, such as the ability of DemandStar to secure additional business form government customers and vendors selling to those customers, and to continue to execute its strategic plan. Consequently, Onvia may not achieve the forecasted benefits of the merger, including improved financial results, to the extent anticipated by Onvia, or financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of Onvia's common stock may decline.

 Onvia depends on government agencies and small business for the success of its exchange

   Onvia's success depends on government agencies and small businesses joining and actively participating in its exchange. Any failure of government agencies and small businesses to participate in Onvia's exchange in sufficient and increasing numbers would make the exchange less attractive to buyers and consequently sellers. In order to provide buyers on the exchange an organized method for accessing operating resources, Onvia relies on sellers to maintain web-based catalogs, indexes identifying services and other means of organizing content. Onvia's inability to access and index this information would result in its customers having fewer products and services available to them through Onvia's exchange, which would adversely affect the usefulness of the exchange.

 Onvia's ability to grow its business depends in part on governments and small businesses increasing their use of the Internet to conduct commerce and the Internet being able to support the demands of this growth

   Onvia's growth depends in part on increased use of the Internet by governments and small businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for Onvia's services and products will be limited and its financial results may suffer.

   Even if governments and small businesses increase their use of the Internet, the Internet infrastructure may not be able to support the demands of this growth. The Internet infrastructure must be continually improved and expanded in order to alleviate overloading and congestion. If the Internet's infrastructure is not improved or expanded, the Internet's performance and reliability will be degraded. Internet users may experience service interruptions as a result of outages and other delays occurring throughout the Internet. Frequent outages or delays may cause consumers and businesses to slow or stop their use of the Internet as a transaction-based medium.

 Business-to-business and government-to-business exchange service platforms are at an early stage of development and market acceptance and may not prove to be viable

   Broad and timely acceptance of Onvia's exchange services, which is critical to Onvia's future success, is subject to a number of significant risks. These risks include:

  . operating resource management and procurement on the Internet is a new market;

  . Onvia's need to significantly enhance the features and services of the exchange model to achieve acceptance and scalability;

  . a significant number of businesses and government agencies will not be willing to purchase their business services and products online;

  . a significant number of businesses, government agencies and their vendors will not use Onvia's exchange model to buy and sell services and products;

  . potential difficulty in charging a fee from government agencies; and

  . business customers will provide Onvia data about themselves.

   Although Onvia expects to derive a significant portion of its future revenue from exchange services, Onvia has not yet fully evolved its revenue model for services associated with the exchange. The revenue associated with exchange services may be a combination of transaction and/or annual subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, Onvia cannot predict whether these services will be commercially successful or whether they will adversely impact revenues. Onvia would be seriously harmed if its exchange model is not commercially successful.

 If Onvia fails to expand its current technology infrastructure and exchange software system, it will be unable to accommodate its anticipated growth


   To be successful, Onvia must expand and develop its technology infrastructure and exchange software system. To maintain the necessary technology in the future, Onvia must continue to expand and stabilize the performance of its web servers, optimize the performance of its network servers and ensure the stable performance of its entire network. Onvia must improve, and potentially replace, its exchange software system to handle additional customers and to provide additional functionality. Onvia may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, Onvia may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing exchange traffic may discourage potential customers from using Onvia's exchange, and therefore harm its reputation and business.

 Onvia has a limited operating history, making it difficult to evaluate its business and future prospects

   Onvia was incorporated in March 1997. Onvia has been serving small business since that time and has been focusing on including government agencies in its exchange only for the last year. Onvia has a limited operating history upon which an investor may evaluate its business and prospects. Onvia's potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as e-marketplaces in general and those catering to small businesses in particular. Onvia may not successfully address any of these risks. If Onvia does not successfully address these risks, its business will be seriously harmed.

 Onvia's strategic partnership with firstsource will cause a significant decrease in Onvia's revenue in 2001 and beyond, which may cause Onvia's stock price to decline

   Prior to Onvia's strategic partnership with firstsource, substantially all of Onvia's revenue was derived from product sales. Under the strategic partnership with firstsource, Onvia's revenue derived from product sales is limited to a fixed percentage of sales made by firstsource to Onvia's customers, with certain guaranteed revenues in 2001. The commissions received by Onvia from firstsource will be significantly lower than the gross product revenues recognized by Onvia prior to entering into the firstsource relationship, and this decrease may have an adverse effect on Onvia's stock price.

 Problems with firstsource's performance could reduce Onvia's commission revenue

   Onvia relies on firstsource to service its customers and fulfill a portion of its obligations under its contracts with third parties. Problems may occur with firstsource's performance, including its failure to fill orders correctly or in a timely manner, technical problems with its systems, or firstsource's becoming insolvent or otherwise unable to perform its obligations to Onvia. These and other problems with firstsource could damage Onvia's reputation, discourage potential customers from using Purchase Now, result in Onvia breaching its obligations to third parties under existing contracts, and result in Onvia obtaining lower than projected commission revenue.

 Onvia has incurred negative cash flows in each quarter since inception, and it expects to incur significant negative cash flows in the future

   Onvia has incurred negative cash flows from operations in each quarter since inception. Under Onvia's current operating plan, it expects to continue to incur negative cash flows until the third quarter of 2002. To increase revenue, Onvia will need to continue to attract customers and suppliers to its exchange and expand its service offerings. Under its operating plan, it is also projected that Onvia will continue to incur significant sales and marketing, technology development, general and administrative expenses. As a result, Onvia will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect Onvia's business, operating results and financial condition and may adversely affect the market price of Onvia's stock.

 Onvia has completed several acquisitions and expects to make future acquisitions, which may harm its operating results

   Onvia has completed several acquisitions and expects to continue making acquisitions designed to increase its customer base, broaden its offerings and expand its technology platform. Onvia's ability to integrate its past acquisitions is unproven. In addition, failure to successfully evaluate and execute future acquisitions may seriously harm Onvia's business. To evaluate and execute an acquisition successfully, Onvia must:

  . properly evaluate the technology, personnel and customers;

  . accurately forecast the financial impact of the transaction, including charges and transaction and professional expenses;

  . integrate and retain personnel;

  . combine potentially different corporate cultures; and

  . effectively integrate services and products and technology, sales, marketing and support operations.

   If Onvia fails to do any of these tasks, it may complete unsuccessful acquisitions, possibly resulting in adverse consequences to Onvia's business. In March 2001, Onvia announced its intention to sell or license its hosting business, which was acquired in July 2000. Onvia currently intends to finance future acquisitions by using Onvia's common stock and cash for all or a portion of the consideration to be paid. In the event that Onvia's common stock does not maintain sufficient value, is delisted from Nasdaq or potential acquisition candidates are unwilling to accept Onvia's common stock as consideration for the sale of their businesses, Onvia may be required to use more cash, if available, in order to continue making acquisitions. If Onvia does not have sufficient cash, Onvia's growth through acquisitions could be limited unless it is able to obtain capital through additional debt or equity financings.

 Onvia's quarterly financial results are subject to fluctuations which may make it difficult to forecast its future performance

   Onvia expects its revenue and operating results to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of its results between quarters. Onvia's limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Factors that may affect its quarterly results include those discussed throughout this section. A significant portion of Onvia's revenue for a particular quarter is derived from transactions that are initiated and completed during that quarter.

   Onvia's current and future levels of operating expenses and capital expenditures are based largely on its growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. Onvia may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm its business and results of operations. Onvia's strategic partnership with firstsource is expected to result in a significant decline in Onvia's revenue. Additionally, any reduction in marketing expenditures for the sale of products may cause a decrease in traffic to the private label site, resulting in lower commission revenue from firstsource.

   Onvia's limited operating history and rapid growth make it difficult to assess the seasonal factors in its business. Nevertheless, Onvia expects seasonal fluctuations in its business, reflecting a combination of seasonal trends for the services and products it offers, seasonal trends in the buying habits of its target small business customers and government agency buyers and seasonal trends reflecting Internet usage.

 Onvia may be unable to maintain its listing on Nasdaq, which could cause Onvia's stock price to fall and decrease the liquidity of Onvia's common stock

   Onvia's common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Onvia's common stock have a minimum bid price of $1.00 per share. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, Onvia's shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if Onvia does not file an appeal. On March 7, 2001, Onvia's common stock closed at a minimum bid price per share of $0.66. As of March 7, 2001, it has been 18 days during which the share price has been below $1.00. Onvia anticipates that it would appeal any determination to delist its common stock from the Nasdaq National Market.

   If Onvia's common stock is delisted and any appeal it might file receives an unfavorable determination by Nasdaq, its common stock would be removed from listing on the Nasdaq National Market, and Onvia would seek to have it listed for the trading on the Nasdaq SmallCap Market. Onvia cannot assure you that it would be able to obtain listing for its common stock on the Nasdaq SmallCap Market or that it will be able on an ongoing basis to meet the maintenance requirements thereof.

   If Onvia's common stock were to be delisted from trading on the Nasdaq National Market, in order to obtain relisting on the Nasdaq National Market, Onvia would need to satisfy certain quantitative designation criteria which it does not currently meet.

   If Onvia's common stock were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq SmallCap Market, trading, if any, in its common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the "pink sheets." Delisting of Onvia's common stock would result in limited release of the market price of the common stock and limited news coverage of Onvia and could restrict investors' interest in the common stock. Also, a delisting could materially adversely affect the trading market and prices for Onvia's common stock and Onvia's ability to issue additional securities or to secure additional financing. In addition, if Onvia's common stock were not listed and the trading price of the common stock was less than $5 per share, Onvia's common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, Onvia's common stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Onvia's common stock.

 Onvia's network and software may be vulnerable to security breaches and similar threats that could result in its liability for damages and harm its reputation

   Onvia's network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in Onvia's liability for related damages, and its reputation could suffer, thus deterring existing and potential customers from transacting business with Onvia. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to Onvia's customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in its computer systems.

   Onvia intends to continue to implement industry-standard security measures, but it cannot assure that the measures it implements will not be circumvented. The costs and resources required to alleviate security problems may result in interruptions, delays or cessation of service to its customers, which could harm its business.

 Success by John Meier in his action against Onvia could negatively impact its operating results and result in dilution to its stockholders

   In February 2000, John Meier filed an action in the Supreme Court of British Columbia, Canada against Onvia and Glenn Ballman, its founder, Chief Executive Officer and Chairman. Mr. Meier's claim is based upon allegations that he and Mr. Ballman had intentions to form a company similar to Onvia's and that Mr. Ballman's role in founding Onvia breached an alleged partnership with Mr. Meier and fiduciary duties owed to him. In this action, Mr. Meier asserts that he is entitled to 50% of Mr. Ballman's interest in Onvia, as well as 50% of the assets and business of Onvia. Based upon its investigation to date, Onvia believes that the allegations against it are wholly without merit and that the outcome of this action will not harm its business. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

   The results of litigation proceedings are inherently unpredictable, however, and Onvia is unable to provide assurance regarding the outcome of this action or possible damages that may be incurred. Although Onvia believes that it is unlikely, if Mr. Meier were to prevail on his claim against Onvia in its entirety, this would severely harm its business, operating results and financial condition. Any cash award or settlement paid by Onvia to Mr. Meier could have a material negative impact on its operating results and financial condition. Any shares of common stock issued to Mr. Meier by Onvia would be dilutive to its stockholders. It is also possible that defense of this claim will result in a significant diversion of management attention. In the event that Mr. Meier is successful in his claim against Mr. Ballman, it is possible that Mr. Meier could become one of Onvia's principal stockholders and have an ability to exert influence over matters submitted to its stockholders.

 Intense competition could impede Onvia's ability to gain market share and harm its financial results

   The business-to-business, government-to-business and business-to-government e-commerce markets are new, rapidly evolving and intensely competitive, and Onvia expects competition to intensify in the future. Onvia's business could be severely harmed if Onvia is not able to compete successfully against current or future competitors. Although Onvia believes that there may be opportunities for several providers of products and services similar to Onvia's, a single provider may dominate the market. Onvia expects that additional companies will offer companies e-commerce solutions in the future. Onvia's current and potential competitors include:

  . companies such as America Online, Microsoft, NBCi and Yahoo! that offer a broad array of Internet-related services and either offer business-to-business e-commmerce services presently or have announced plans to introduce such services in the future;

  . companies such as Ariba, CommerceOne and PurchasePro.com that offer business-to-business exchange services;

  . companies such as AMS, Digital Commerce, NIC Commerce, ProcureNet and other companies focused on providing services to government agencies;

  . Internet sites that provide customized computing solutions through the direct marketing of computer products including hardware, software, peripherals, networking and accessories;

  . companies such as Oracle, PeopleSoft and SAP that offer enterprise software platforms targeted at the business-to-business market.

   Many of Onvia's current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing and technical resources than Onvia does. Onvia's competitor may be more successful than Onvia in developing their technologies, adapting more aggressive pricing policies and establishing more comprehensive marketing and advertising campaigns.

   Onvia's competitors may develop web sites that are more sophisticated than Onvia's with better online tools and service and product offerings superior to Onvia's. For these and other reasons, Onvia's competitors' web sites may achieve greater acceptance than Onvia's, limiting its ability to gain market share and customer loyalty and to generate sufficient revenue to achieve profitability.

 Onvia has changed strategy very quickly and if it fails to manage this change, its ability to increase revenue and achieve profitability will be harmed

   Onvia has rapidly and significantly accelerated its migration from an online reseller of services and products to an exchange for businesses and government agencies. This change has placed a significant strain on Onvia's employees, management systems and other resources and will continue to do so. If Onvia does not execute its change effectively, its revenue may not grow as expected, and Onvia may not achieve profitability.

 Onvia's business will suffer if it is unable to hire and retain highly qualified employees

   Onvia's future success depends on its ability to identify, hire, train and retain highly qualified sales and marketing, technical, managerial and administrative personnel. As Onvia continues to build an outside sales force and introduce new services, products and features on its web site, and as its customer base continues to grow, Onvia will need to hire qualified personnel. Competition for qualified personnel, especially those with Internet experience, is intense, and Onvia may not be able to attract, train, assimilate or retain qualified personnel in the future. In addition, Onvia's recent layoffs and reductions in workforce may affect its ability to attract new qualified personnel as it grows. Onvia's failure to attract, train, assimilate and retain qualified personnel could seriously disrupt its operations and could increase its costs as Onvia would be required to use more expensive outside consultants.

 Onvia's executive officers and key employees are critical to its business, and these officers and key employees may not remain with Onvia in the future

   Onvia's business and operations are substantially dependent on the performance of its senior management and key employees, all of whom are employed on an at-will basis. The loss of Glenn Ballman, its founder, Chairman of the Board of Directors and Chief Executive Officer, and Michael Pickett, President and Chief Operating Officer and other key employees would likely harm Onvia's business.

 Onvia may require significant additional capital in the future, which may not be available on suitable terms, or at all

   The expansion and development of its business may require significant additional capital, which Onvia may be unable to obtain on suitable terms, or at all. If Onvia is unable to obtain adequate funding on suitable terms, or at all, it may have to delay, reduce or eliminate some or all of its advertising, marketing, engineering efforts, general operations or any other initiatives. Onvia may require substantial additional funds to expand its advertising and marketing activities, to continue to develop and upgrade its technology and to acquire entities. If Onvia issues convertible debt or equity securities to raise additional funds, Onvia's existing stockholders will be diluted.

 The performance of its web site is critical to Onvia's business and its reputation

   Any system failure that causes an interruption in the service of Onvia's hosting or exchange web site service or a decrease in its responsiveness could result in reduced activity and reduced revenue. Further, prolonged or ongoing performance problems on its web site could damage Onvia's reputation and result in the permanent loss of customers. In the past, system interruptions have made Onvia's web site totally unavailable, slowed its response time or prevented Onvia from making its service available to its customers, and these problems may occur again in the future.

   In April 1999, Onvia entered into an agreement with Exodus Communications to maintain all of its web servers and database servers at Exodus's Seattle location. Onvia's operations depend on Exodus's ability to protect its systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. Any disruption in the services provided by Exodus could severely disrupt Onvia's operations.

   By the end of 2001, Onvia plans to maintain all of its web servers in-house at its corporate headquarters in Seattle, Washington. Onvia's lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of its hosting or exchange web site service. Regardless of whether Onvia's servers are maintained by Exodus or Onvia, Onvia's backup systems may not be sufficient to prevent major interruptions to its operations, and it has not finalized and tested its disaster recovery plan. Onvia may not have sufficient business interruption insurance to cover losses from major interruptions.

   Onvia's customers and visitors to its web site depend on their own Internet service providers, online service providers and other web site operators for access to the Onvia web site. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Onvia's systems.

 Onvia's services and products depend upon the continued availability of licensed technology from third parties

   Onvia licenses, and will continue to license, technology integral to its services and products from third parties. If Onvia is unable to acquire or retain key third-party product licenses or integrate the related third-party products into its exchange services and products, Onvia's service and product development may be delayed. Onvia also expects to require new licenses in the future as its business grows and technology evolves. Onvia may not be able to obtain these licenses on commercially reasonable terms, if at all.

 Onvia may not be able to keep up with rapid technological and industry changes

   The Internet and online exchange markets are characterized by rapid technological change, frequent introductions of new or enhanced hardware and software products, evolving industry standards and changes in customer preferences and requirements. Onvia may not be able to keep up with any of these or other rapid technological changes, and if it does not, its business will be harmed. These changes and the emergence of new industry standards and practices could render Onvia's existing web site and operational infrastructure obsolete. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require Onvia to incur substantial expenditures to modify or adapt its operating practices or infrastructure. To be successful, Onvia must enhance its web site responsiveness, functionality and features, acquire and license leading technologies, enhance its existing service and product offerings, and respond to technological advances and emerging industry standards and practices in a timely and cost effective manner.

 Future regulations could be enacted that either directly restrict Onvia's business or indirectly impact its business by limiting the growth of e-commerce

   As e-commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for Onvia's services and offerings. Although many regulations might not apply to its business directly, Onvia expects that laws regulating the collection or processing of personal or consumer information could indirectly affect its business. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce.

 Onvia may be unable to obtain future contracts through the request for proposal process

   Once a government decides to use Onvia's services, it sometimes involves a selection process that operates under special rules imposed by law applicable to government purchasing. These rules typically require open bidding by possible service providers like Onvia against a list of requirements established by governments under existing or specially created procedures generally involving requests for proposals made by governments. To respond successfully to these requests for proposals, Onvia must estimate the time and costs required to establish operations for the proposed government client and the likely terms of any other proposals submitted. Onvia must also assemble and submit a large volume of information within the strict time schedule mandated by a request for proposal. Whether or not Onvia is able to respond successfully to requests for proposals in the future will significantly impact its business.

   Onvia cannot guarantee that it will win any bids in the future through the request for proposal process. Onvia also cannot guarantee that any winning bids will ultimately result in contracts because after the winning bid is identified, negotiations then occur between the winning party and the agency. Typically, these negotiations are over legal terms and conditions of the agreement, not price or delivery time. Onvia cannot guarantee the success of those negotiations. If negotiations fail, the agency is free to negotiate with other bidders or restart the request for proposal process. Onvia generates most of its revenue from vendors who pay fees to it in order to use its systems to sell goods and services to government agencies. If Onvia is unable to secure contracts with governments, then it will be unable to secure revenue generating agreements with new vendors and existing vendors may terminate their agreements with Onvia.

 Onvia's principal stockholders, officers and directors own a controlling interest in its voting stock

   Onvia's officers, directors and stockholders with greater than 5% holdings beneficially own a majority of its outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to its stockholders for approval, including:

  . election of Onvia's board of directors;

  . removal of any of Onvia's directors;

  . amendment of Onvia's certificate of incorporation or bylaws; and

  . adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving Onvia.

   These stockholders have substantial influence over Onvia's management and its affairs.

 Onvia has implemented anit-takeover provisions that may discourage takeover attempts and depress the market price of its stock

   Provision of Onvia's certificate of incorporation and bylaws, as well as provisions of Delaware and Washington law, can have the effect of making it difficult for a third party to acquire Onvia, even if doing so would be beneficial to its stockholders.

 Onvia does not intend to pay dividends

   Onvia has never declared or paid any cash dividends on its capital stock and does not intend to pay dividends in the foreseeable future. Onvia intends to invest its future earnings, if any, to fund its growth.

ITEM 2. PROPERTIES

   Onvia's headquarters are located in Seattle, Washington, where it leases approximately 79,000 square feet in three floors in a recently completed four story office complex. The lease expires in 2010. Onvia believes its current facilities provide sufficient room for growth currently planned for the business.

   Onvia's Canadian subsidiary in Vancouver, British Columbia, leases approximately 10,531 square feet of office space, net of space subleased. This lease expires in 2001. Onvia's web hosting business, located in

Scottsdale, Arizona, leases approximately 6,000 square feet of office space. Onvia will sublease these locations upon the sale or license of these businesses.

   DemandStar.com, acquired by Onvia in March 2001, leases approximately 26,760 square feet of office space in two locations in Florida.

ITEM 3. LEGAL PROCEEDINGS

   In February 2000, John Meier filed a lawsuit in the Supreme Court of British Columbia, Canada against Onvia and Onvia's chief executive officer for 50% of the company assets and 50% of the executive's equity interest in Onvia. The lawsuit is based upon the allegation that the claimant and Onvia's chief executive officer planned to form a company similar to Onvia. Based upon investigations to date, Onvia believes that the allegations are without merit and that the outcome of this action will not harm Onvia's business. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

   In July 2000, the British Columbia Securities Commission notified Onvia that its directed share program offered to certain shareholders as part of its initial public offering did not meet Canadian disclosure requirements. In October 2000, Onvia tendered rescission rights to selected shareholders as a remedy to this violation. Onvia believes that its obligations under these rescission rights will be approximately $950,000, of which $749,973 was paid as of February 1, 2001.

   In addition, from time to time Onvia is subjected to various other legal proceedings that arise in the ordinary course of business. Although Onvia cannot predict the outcomes of these proceedings with certainty, Onvia believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

Market Information

   Onvia common stock began trading on the Nasdaq National Market on March 1, 2000 under the symbol ONVI. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past fiscal year as reported on the Nasdaq National Market.


                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
       Year Ended December 31, 2000                                High   Low
       ----------------------------                               ------ ------
       First Quarter (beginning March 1, 2000)................... $78.00 $20.00
       Second Quarter............................................  21.88   4.13
       Third Quarter.............................................  11.88   4.13
       Fourth Quarter............................................   7.56    .75

Holders

   As of December 31, 2000, there were 475 holders of record of Onvia common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

   Onvia has never paid cash dividends on its common stock. Onvia currently intends to retain any future earnings to fund the development and growth of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Onvia's existing borrowing agreements prohibit the payment of dividends.

Recent Sales of Unregistered Securities

   On July 11, 2000, in connection with the acquisition of Zanova, Inc., Onvia issued 2,470,520 shares of its common stock. On August 10, 2000, in connection with the acquisition of Globe-1, Incorporated, Onvia issued 2,351,705 shares of its common stock. On September 15, 2000, in connection with the acquisition of Hardware.com, Inc., Onvia issued 149,250 shares of its common stock.

Use of Proceeds

   On February 29, 2000, Onvia's registration statement on Form S-1, file no. 333-93273, became effective. The offering date was February 29, 2000. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston Corporation, Chase H&Q, Robertson Stephens, William Blair & Company, and E*OFFERING. The offering consisted of 9,200,000 shares of common stock, including 1,200,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was $193.2 million. Proceeds to Onvia, after accounting for $15.4 million in underwriting discounts and commissions, were $177.8 million. Onvia generated interest income of approximately $11.0 million during the year ended December 31, 2000. Also in March 2000, Onvia sold to Internet Capital Group, or ICG, 2,666,666 shares of its common stock at the initial public offering price of $21.00 per share in a private placement transaction, which generated net proceeds of $56.0 million.

   Onvia is using the net proceeds raised in the initial public offering for additional working capital and general corporate purposes, including increased sales and marketing expenditures, increased technology and development expenditures and capital expenditures made in the ordinary course of business. Onvia has used and intends to use these proceeds for acquisitions of businesses, products and technologies that are complementary to Onvia's business, such as the acquisitions of Zanova, Globe-1, Hardware.com, and DemandStar.com, and to repurchase shares of Onvia's own common stock.

   None of the net offering proceeds were paid to, and none of the initial public offering expenses related to proceeds, directly or indirectly, were made to, Onvia's directors, officers or general partners or their associates or persons owning 10% or more of any class of Onvia's securities or affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data for the period from March 25, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000 should be read in conjunction with the consolidated financial statements and related notes of Onvia and its subsidiaries included in this annual report on Form 10-K, as well as the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                         March 25,
                                            1997
                                        (inception)
                                             to      Year Ended December 31,
                                        December 31, -------------------------
                                            1997      1998    1999      2000
                                        ------------ ------  -------  --------
                                          (in thousands, except per share
                                                      amounts)
Consolidated Statements of Operations
 Data:
Revenue...............................     $   62    $1,037  $27,177  $147,567
Gross margin..........................         15       (45)  (4,397)   (6,870)
Noncash stock-based compensation......                        10,463     8,018
Restructuring charges.................                                   5,393
Total operating expenses..............        146       623   38,428   119,559
Loss from operations..................        130       669   42,825   126,429
Net loss..............................     $  130    $  672  $43,366  $117,098
                                           ======    ======  =======  ========
Net loss attributable to common
 stockholders.........................     $  130    $  672  $57,373  $116,811
                                           ======    ======  =======  ========
Basic and diluted net loss per common
 share................................     $(0.02)   $(0.08) $ (4.59) $  (1.74)
                                           ======    ======  =======  ========
Basic and diluted weighted average
 shares outstanding...................      8,001     8,001   12,508    67,151
                                           ======    ======  =======  ========
                                                    December 31,
                                        --------------------------------------
                                            1997      1998    1999      2000
                                        ------------ ------  -------  --------
                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments..........................     $    6    $   45  $38,518  $159,147
Total assets..........................         12       180   50,279   241,076
Long-term debt including current
 portion..............................                         9,653     6,120
Total stockholders' equity (deficit)..       (120)     (792)  26,613   195,288

Selected Quarterly Financial Information

   The selected quarterly financial data of Onvia and its subsidiaries set forth below for the quarters in the years ended December 31, 1999 and 2000, have been derived from Onvia's unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of Onvia's management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial data in accordance with accounting principles generally accepted in the United States of America for the periods presented. The financial data for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

                                     March 31,  June 30,  Sept. 30,  Dec. 31,
                                       1999       1999      1999       1999
                                     ---------  --------  ---------  --------
                                        (in thousands, except per share
                                                   amounts)
Historical Consolidated Statements
 of Operations Data:
Revenue............................. $  1,476   $  3,565  $  8,128   $ 14,008
Gross margin........................     (350)      (661)   (1,529)    (1,857)
Total operating expenses............    1,175      3,240     8,922     25,091
Loss from operations................   (1,525)    (3,901)  (10,451)   (26,948)
Net loss............................   (1,600)    (3,777)  (10,825)   (27,164)
Net loss attributable to common
 stockholders.......................   (1,600)    (3,777)  (10,825)   (41,171)
                                     ========   ========  ========   ========
Basic and diluted net loss per
 share.............................. $  (0.17)  $  (0.33) $  (0.83)  $  (2.58)
                                     ========   ========  ========   ========
Weighted average shares
 outstanding........................    9,635     11,427    12,982     15,927
                                     ========   ========  ========   ========
                                     March 31,  June 30,  Sept. 30,  Dec. 31,
                                       2000       2000      2000       2000
                                     ---------  --------  ---------  --------
                                        (in thousands, except per share
                                                   amounts)
Historical Consolidated Statements
 of Operations Data:
Revenue............................. $ 21,509   $ 29,253  $ 45,332   $ 51,473
Gross margin........................   (2,846)    (2,924)   (1,678)       578
Total operating expenses............   24,099     35,209    31,790     28,461
Loss from operations................  (26,945)   (38,133)  (33,468)   (27,883)
Net loss............................  (26,160)   (34,683)  (30,520)   (25,735)
Net loss attributable to common
 stockholders.......................  (25,873)   (34,683)  (30,520)   (25,735)
                                     ========   ========  ========   ========
Basic and diluted net loss per
 share.............................. $  (0.71)  $  (0.48) $  (0.39)  $  (0.31)
                                     ========   ========  ========   ========
Weighted average shares
 outstanding........................   36,377     72,301    77,832     81,815
                                     ========   ========  ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Onvia's disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about Onvia's plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Onvia's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Risk Factors" and elsewhere in this report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

Results of Operations

 Overview

   Onvia is a leading business-to-business and government-to-business exchange for business buyers and sellers. Onvia provides an exchange where businesses can access exchange services, buy products, obtain valuable news, product and service information and access business forms and productivity tools. Onvia's exchange services include a proprietary government-to-business exchange that allows business users the opportunity to participate in government procurement contracts and a "RFQ" service.

   In view of the rapidly changing nature of Onvia's business and limited operating history, Onvia believes that a historical comparison of revenue and operating results is not necessarily meaningful and should not be relied on as an indication of future performance. This is particularly true of companies such as Onvia that operate in new and rapidly evolving markets. As a result, our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early state of development, particularly companies in new and rapidly evolving markets. See "Risk Factors" for a more complete description of the many risks Onvia faces.

Recent Developments

 Product Outsourcing Agreement

   In December 2000, Onvia entered into a strategic partnership agreement with firstsource, whereby firstsource, through a private label solution, provides product purchasing and fulfillment services for Onvia's web site. As part of the agreement, Onvia's customers interested in making a product purchase are linked directly from Onvia's web site to a private label web site owned and operated by firstsource. firstsource is responsible for all elements of the product transaction including order fulfillment, customer care and billing processes. New customer account data entered during the transaction process on the private label web site will be owned solely by Onvia. The Onvia private label website was launched by firstsource on January 7, 2001. Due to this agreement, Onvia expects its product revenue to decrease from $49.4 million in the fourth quarter of 2000 to $8.3 million in the first quarter of 2001 and to $0 thereafter. Additionally, gross product margin will likely improve from negative 5.1% in the fourth quarter of 2000 to negative 3.4% in the first quarter of 2001 and to 0% thereafter. Onvia will receive a commission on product sales on the private label website instead of gross revenue from the sale of products.

   Onvia's decision to partner with firstsource is aimed at reducing costs and focusing on other growth strategies such as development of Onvia's government-to-business and business-to-business exchange. As a result of the agreement, Onvia has reduced its workforce by approximately 180 employees primarily through elimination of positions previously related to the product purchasing and fulfillment services. In conjunction with this transaction, Onvia has recorded a restructuring charge of approximately $3.8 million, which consists primarily of employee severance costs and the write-off of capitalized software and property and equipment used in product purchasing and fulfillment services.

 Stock Repurchase Plan

   On March 7, 2001, Onvia's Board of Directors approved a plan to repurchase up to $10,000,000 of the Company's common stock over the next year.

 Divestiture of Canadian Operations and Web Hosting Business

   On March 13, 2001, Onvia announced its intention to sell or license its Canadian operations and its web hosting business. Onvia estimates that the restructuring charge on the termination or potential sale of these operations will be approximately $30 million and will be included in the first quarter of 2001 financial results. This restructuring charge will consist of approximately $26 million for the write-off of goodwill related to its web hosting business and the write-offs of property and equipment and capitalized software and cash charges of approximately $4.0 million.

Acquisitions

   On July 11, 2000, August 10, 2000, September 15, 2000, and March 5, 2001,
Onvia acquired Zanova, Inc., Globe-1, Incorporated, Hardware.com, Inc., and DemandStar.com, Inc., respectively, primarily for their product offerings and their management and development teams. Onvia accounted for these acquisitions as purchase business combinations. Accordingly, Zanova's, Globe-1's and Hardware.com's results of operations are included in Onvia's combined results from the date of the respective acquisitions and goodwill has been recorded for the purchase price in excess of the assets acquired. The merger with DemandStar.com has been accounted for as a purchase business combination. The merger with DemandStar will complement Onvia's current government-to-business exchange offerings and expand its sales force and existing customer base.

Partnership Agreements

 Visa USA Inc.

   In July 2000, Onvia entered into a custom site license agreement with Visa USA Inc. to create VisaBusiness.com, a site specifically designed to help Visa's business cardholders earn incremental revenue through the use of Onvia's exchange services. As part of the agreement, Visa will also promote the co-branded solution to its member banks.

 America Online

   On February 4, 2000, Onvia entered into a strategic relationship with America Online (AOL) to provide AOL's customers with access to Onvia's services and products through an interactive co-branded web site. As part of this relationship, Onvia provides to AOL a web-based buying directory that supports AOL's business-to-business e-commerce platform. In addition, AOL promotes the co-branded site and Onvia's RFQ services.

   On November 14, 2000, Onvia and AOL entered into a second agreement, which amended and restated the previous agreement between the parties. As a result of the new agreement, Onvia and AOL will continue with an abbreviated form of their relationship for a period of six months through May 14, 2001, after which neither party will have further contractual commitment to the other.

  Years Ended December 31, 1999 and 2000

   Onvia had a net loss attributable to common stockholders of $116.8 million for the year ended December 31, 2000, or a loss of $1.74 per share, compared with a loss of $57.4 million, or a loss of $4.59 per share, for the year ended December 31, 1999.

   Revenue. Revenue increased to $147.6 million for the year ended December 31, 2000, up from $27.2 million for the year ended December 31, 1999. Product revenues were $143.8 million and $27.2 million in the years ended December 31, 2000 and 1999, respectively, while exchange revenues were $3.8 million and $0 for the same periods. The increase in product revenues was primarily due to increased advertising which increased Onvia's customer base and the selling of products at below cost. The increase in exchange revenues was due to Visa license fees and the introduction of RFQ and advertising to the web site.

   International revenues were $14.2 million, or 9.6% of total revenue, for the year ended December 31, 2000 compared with $5.2 million, or 19.1% of total revenue, in the year ended December 31, 1999. The increase in international revenues was due to the growth in Onvia's Canadian operations.

   Gross Margin. Gross margin improved to negative 4.7% for the year ended December 31, 2000 from negative 16.2% for the year ended December 31, 1999. The improvement in gross margin is attributable to increases in product pricing, lower product costs and an increase in exchange services and advertising which generally have significantly higher gross margins than product sales.

   Sales and Marketing. Sales and marketing expenses were approximately $68.1 million for the year ended December 31, 2000, compared to $21.1 million for the year ended December 31, 1999. The increase in sales and marketing expenses is due to payroll related expenses resulting from the growth in sales and marketing personnel and higher advertising and marketing expenses associated with Onvia's customer acquisition strategies initiated during fiscal 2000.

   Technology and Development. Technology and development expenses were $30.8 million for the year ended December 31, 2000, compared to $11.5 million for the year ended December 31, 1999. The increase is attributable to payroll related expenses resulting from significant increases in technology and development personnel and contract engineering expenses.

   General and Administrative. General and administrative expenses were $13.2 million for the year ended December 31, 2000, compared to $5.8 million for the year ended December 31, 1999. The increase is primarily attributable to payroll related expenses resulting from increases in administrative personnel and in legal, professional and recruiting fees.

   Restructuring Charges. Restructuring charges were approximately $5.4 million and $0 for the years ended December 31, 2000 and 1999, respectively. These charges consist of employee severance costs and the write-off of property and equipment and internally developed software relating to a corporate reorganization and the outsourcing of Onvia's Purchase Now business unit. Severance related costs were paid through February 2001.

   Interest Income (Expense), Net. Interest income (expense), net, was approximately $9.3 million for the year ended December 31, 2000, compared to approximately $541,000 for the year ended December 31, 1999. The increase is due to interest income earned on proceeds from Onvia's initial public offering held in money market funds and other short-term investments.

   Noncash Stock-based Compensation. Onvia records unearned stock compensation in connection with the grant of certain stock options and other equity instruments. For employees, unearned stock compensation is the difference between the fair market value of its common stock and the exercise price of the options. For non-employees, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At December 31, 2000, unearned stock compensation was $5.7 million. Onvia has recorded $8.0 million of noncash stock-based compensation expense for the year ended December 31, 2000, compared to $10.5 million for the year ended December 31, 1999. In fiscal year 2000, Onvia recorded $10.7 million of stock-based compensation offset by $2.7 million which was reversed for expense recognized on unvested options related to terminated employees. In fiscal year 1999, stock-based compensation included $3.4 million for the acceleration of vesting of options and nonvested common stock of Onvia's non-employee advisors. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

   Amortization of Goodwill. Amortization of goodwill was approximately $6.3 million for the year ended December 31, 2000. Onvia acquired Zanova, Globe-1 and Hardware.com in the third quarter of 2000 and accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia recorded goodwill of $44.2 million, which is being amortized on a straight-line basis over three years from the date of the acquisition.

   Beneficial Conversion Feature. Onvia recorded a beneficial conversion feature of approximately $287,000 and $(14.0) million for the years ended December 31, 2000 and 1999, respectively. The decrease is due to reversal of the beneficial conversion feature on Series C preferred stock repurchased in February 2000.

   Provision for Income Taxes. Onvia has incurred net operating losses from March 25, 1997 (inception) through December 31, 2000, and therefore has not recorded a provision for income taxes. As of December 31, 2000, Onvia had net operating loss carryforwards of $139.3 million. These loss carryforwards are available to reduce future taxable income and expire at various dates beginning in 2017 through 2020. Under the provisions of the Internal Revenue Code, certain substantial changes in Onvia's ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

  Years Ended December 31, 1998 and 1999

   Revenue. Revenue increased from $1.0 million for the year ended December 31, 1998 to $27.2 million for the year ended December 31, 1999. Growth in revenue was attributable to increased product sales to new and existing customers.

   Gross Margin. Gross margin declined from negative 4.4% to negative 16.2% in the years ended December 31, 1998 and 1999, respectively. The decrease in gross margin was attributable to price discounts and promotions offered by Onvia to acquire customers for its business exchange.

   Sales and Marketing. Sales and marketing expenses increased from $206,000 for the year ended December 31, 1998 to $21.1 million for the year ended December 31, 1999, due to higher advertising expenses associated with the launch of a major advertising campaign, the initiation of various customer acquisition agreements and increases in advertising and marketing personnel.

   Technology and Development. Technology and development expenses increased from $192,000 for the year ended December 31, 1998 to $11.5 million for the year ended December 31, 1999. This increase was due to consulting expenses associated with the implementation of several engineering projects and to increases in technology and development personnel.

   General and Administrative. General and administrative expenses increased from $225,000 for the year ended December 31, 1998 to $5.8 million for the year ended December 31, 1999. This increase in general and administrative expenses was attributable to the increase in administrative personnel.

   Noncash Stock-based Compensation. Onvia had no amortization of noncash stock-based compensation for the year ended December 31, 1998 and amortization of noncash stock-based compensation of $10.5 million for the year ended December 31, 1999. This increase was due to the issuance of options and non-vested common stock to Onvia's employees and non-employee advisors and to the acceleration of vesting of options and nonvested common stock of Onvia's non-employee advisors. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

   Other Income (Expense), Net. Other income (expense), net, increased from $(4,000) for the year ended December 31, 1998 to $(541,000) for the year ended December 31, 1999. This net increase was attributable to incremental borrowings resulting in higher outstanding balances on convertible notes, subordinated debt and equipment loans.

   Provision for Income Taxes. Onvia incurred net operating losses from inception through December 31, 1999, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of the net deferred tax assets.

   Beneficial Conversion Feature. Onvia recorded a beneficial conversion feature of approximately $(14.0) million immediately upon the issuance of Series C preferred stock in December 1999. The beneficial conversion feature was calculated at the issuance date of the Series C preferred stock based on the difference between the conversion price of $6.86 per share and the estimated fair value of the common stock at that date.

Liquidity and Capital Resources

   Since its inception, Onvia has financed its operations primarily through the issuance of equity and debt securities. Through December 31, 1999, SunCommerce Corporation, a web-hosting company co-owned by Glenn Ballman, Onvia's founder, Chief Executive Officer and Chairman of the board of directors, advanced approximately $221,000 in various payments and services to Onvia, including wages, benefits, management fees, office expenses and other miscellaneous expenses which they incurred on Onvia's behalf.

   Through December 31, 1999, equity issuances have yielded gross proceeds of $60.9 million and net proceeds of $58.5 million. Additionally, Onvia issued subordinated notes and entered into capital equipment term loans to finance its operations.

   In March 2000, Onvia completed its initial public offering and issued 9,200,000 shares of its common stock to the public at a price of $21.00 per share, raising net proceeds of $177.8 million. Also, in March 2000, Onvia sold 2,666,666 shares of its common stock at the initial public offering price of $21.00 per share in a private placement transaction to Internet Capital Group, which generated net proceeds of $56.0 million.

   Onvia's combined cash, cash equivalents and short-term investments were $159.1 million at December 31, 2000. The short-term investment portfolio is invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. As of December 31, 2000, Onvia held $10,000,000 of commercial paper issued by Pacific Gas and Electric ("PG&E"). On February 20, 2001, PG&E defaulted on its payments on its outstanding commercial paper and subsequently has been trading at approximately 80% of its face value. As of December 31, 2000, Onvia had not recorded a reserve for the commercial paper. At December 31, 2000, Onvia's working capital was $131.0 million.

   In February 2000, Onvia signed an amended lease agreement for its corporate office facilities. In January 2001, Onvia signed an amended lease, which released its rental obligation on a floor in its corporate office space. Monthly lease payments, as amended for the January 2001 release, range from $162,667 to $193,250 over the ten-year term of the lease. Total obligations over the ten-year term of the agreement are $21.5 million. Minimum lease payments on all of Onvia's non-cancelable operating leases range from $2.4 million to $2.6 million over the next five years.

   In July 2000, Onvia entered into a custom site license agreement with Visa USA Inc. to create VisaBusiness.com, a site specifically designed to help Visa's business cardholders earn incremental revenue through the use of Onvia's exchange services. Visa has agreed to make annual fixed payments totaling approximately $7.3 million to Onvia over the three year term of the agreement. As of December 31, 2000, Onvia has recorded approximately $3.2 million in deferred revenue related to this agreement and has recognized approximately $1.3 in revenue during the year ended December 31, 2000.

 Operating Activities

   Net cash used by operating activities was $82.0 million for the year ended December 31, 2000, compared to $21.6 million for the year ended December 31, 1999. Net cash used in operating activities was approximately $276,000 for the year ended December 31, 1998. The increase in net cash used by operating activities in 2000 is primarily attributable to increases in net losses, accounts receivable, inventory, prepaid expenses and other current assets, offset by increases in depreciation and amortization, noncash stock-based compensation, accounts payable, accrued payroll and unearned revenue.

   Net cash used by operating activities in 1999 was attributable to net losses, increases in inventory, prepaid expenses and other current assets, offset by noncash stock-based compensation charges and increases in accounts payable and accrued expenses. Net cash used in operating activities in 1998 was attributable to net operating losses partially offset by increases in accounts payable and accrued expenses.

 Investing Activities

   Net cash used in investing activities was $75.1 million for the year ended December 31, 2000, compared to $8.3 million for the year ended December 31, 1999. Net cash used in investing activities was approximately $23,000 for the year ended December 31, 1998. The increase in 2000 is primarily attributable to increases in purchases of short-term investments, purchases of property and equipment and increases in capitalized internally developed software costs. These negative cash flows from investing activities were partially offset by $3.7 million of cash acquired in the acquisitions of Zanova, Inc., Globe-1, Incorporated and Hardware.com, Inc.

   Net cash used in investing activities for the years ended December 31, 1999 and 1998 was primarily attributable to purchases of property and equipment.

 Financing Activities

   Net cash provided by financing activities was $227.9 million for the year ended December 31, 2000, compared to $68.3 for the year ended December 31, 1999 and approximately $344,000 for the year ended December 31, 1998. The increase in 2000 is primarily attributable to the sale of equity securities in Onvia's initial public offering offset by repayments on long-term debt.

   Net cash provided by financing activities for the year ended December 31, 1999 was attributable to the sale of equity securities and proceeds from long-term borrowings. Net cash provided by financing activities in 1998 was attributable to proceeds from the issuance of convertible debt.

   Onvia's future liquidity and capital requirements will depend on numerous factors. For example, Onvia's pace of expansion will affect its future capital requirements, as will Onvia's decision to acquire or invest in complementary businesses and technologies. However, Onvia believes that the existing cash, cash equivalents and short-term investments will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. In addition, Onvia expects its gross margins to improve and its operating expenses to be reduced as a result of its relationship with firstsource and its focus on the exchange, which will further reduce Onvia's cash requirements. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for Onvia for the fiscal quarter beginning January 1, 2001, requires Onvia to recognize all derivatives as either assets or liabilities in Onvia's balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia's financial position, results of operations or cash flows.

   In accordance with EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs, Onvia classifies shipping charges to customers as revenue and classifies fulfillment costs, such as outbound shipping to customers, and credit card fees as cost of sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Onvia is exposed to financial market risks, including changes in interest rates and foreign currencies.

Interest Rate Risk

   Onvia's investment portfolio consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Onvia's primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution's security are limited to $10 million. As of December 31, 2000, Onvia considers the reported amounts of these investments to be reasonable approximations of their face values with the exception of commercial paper issued by Pacific Gas and Electric ("PG&E"). On February 20, 2001, PG&E defaulted on its payments on its outstanding commercial paper and subsequently has been trading at approximately 80% of its face value. As of December 31, 2000, Onvia had not recorded a reserve on its holdings of $10,000,000 in PG&E commercial paper. Historically, Onvia's interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates. Onvia manages its interest rate risk by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

Foreign Currency Risk

   Due to the operations of Onvia's wholly-owned subsidiary in Canada, its results of operations, financial position and cash flows can be materially affected by changes in the relative values of the Canadian dollar to the U.S. dollar. However, due to the relative stability of these two currencies in relation to one another, Onvia's past results of operations have not been materially affected by fluctuations in exchange rates. Onvia does not use derivative financial instruments to limit its foreign currency risk exposure.

Equity Price Risk

   Onvia does not own any significant equity instruments. Therefore, it believes it is not currently exposed to any direct equity price risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Onvia.com, Inc.
Seattle, Washington

   We have audited the accompanying consolidated balance sheets of Onvia.com, Inc. and subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 30, 2001

                                ONVIA.COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 2000

                                                       1999          2000
                                                   ------------  -------------
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash and cash equivalents....................... $ 38,517,985  $ 109,341,057
  Short-term investments..........................                  49,805,845
  Accounts receivable, net of allowance for
   doubtful accounts of $6,795 and $200,208 at
   December 31, 1999 and 2000.....................      509,555      6,400,713
  Inventory.......................................    1,359,926      4,138,747
  Prepaid expenses and other current assets.......    1,064,097      5,355,061
                                                   ------------  -------------
    Total current assets..........................   41,451,563    175,041,423
PROPERTY AND EQUIPMENT, NET.......................    6,176,791     18,378,534
OTHER ASSETS, NET.................................    2,650,478      9,783,374
GOODWILL, NET.....................................                  37,872,617
                                                   ------------  -------------
TOTAL ASSETS...................................... $ 50,278,832  $ 241,075,948
                                                   ============  =============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Accounts payable................................ $ 10,981,808  $  26,121,703
  Accrued payroll and other.......................    2,370,696      6,540,021
  Unearned revenue................................      659,665      7,006,126
  Current portion of long-term debt...............    4,481,903      4,347,061
                                                   ------------  -------------
    Total current liabilities.....................   18,494,072     44,014,911
LONG-TERM DEBT, less current portion..............    5,171,417      1,772,789
                                                   ------------  -------------
    Total liabilities.............................   23,665,489     45,787,700
                                                   ------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock; $.0001 par value:
   Series A; 24,000,000 shares authorized;
    20,219,496 shares issued and outstanding;
    ($11,819,991 liquidation preference)..........   12,740,551
   Series B; 16,000,000 shares authorized;
    14,544,170 shares issued and outstanding;
    ($25,000,000 liquidation preference)..........   24,969,851
   Series C; 6,000,000 shares authorized;
    3,379,402 shares issued and outstanding;
    ($23,165,801 liquidation preference)..........   36,522,042
  Common stock; $.0001 par value: 250,000,000
   shares authorized; 29,332,550 and 86,286,674
   shares issued and outstanding..................        2,933          8,629
  Additional paid in capital......................   24,904,116    376,015,973
  Notes receivable from stockholders..............     (155,593)       (74,249)
  Unearned stock compensation.....................  (14,194,664)    (5,675,707)
  Accumulated deficit.............................  (58,175,893)  (174,986,398)
                                                   ------------  -------------
    Total stockholders' equity....................   26,613,343    195,288,248
                                                   ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $ 50,278,832  $ 241,075,948
                                                   ============  =============

                See notes to consolidated financial statements.

                                ONVIA.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1999 and 2000

                                          1998         1999          2000
                                       ----------  ------------  -------------
Revenue............................... $1,037,271  $ 27,177,082  $ 147,566,826
Cost of goods sold....................  1,082,448    31,574,214    154,436,843
                                       ----------  ------------  -------------
    Gross margin......................    (45,177)   (4,397,132)    (6,870,017)
Operating expenses:
  Sales and marketing (includes stock-
   based compensation of $0,
   $4,823,747 and $3,696,561 in 1998,
   1999 and 2000).....................    206,436    21,109,717     66,837,100
  Technology and development (includes
   stock-based compensation of $0,
   $4,099,616 and $3,141,640 in 1998,
   1999 and 2000).....................    191,968    11,543,497     28,041,678
  General and administrative (includes
   stock-based compensation of $0,
   $1,539,399 and $1,179,681 in 1998,
   1999 and 2000).....................    224,941     5,774,490     12,951,348
  Amortization of goodwill............                               6,335,918
  Restructuring charges (Note 8)......                               5,393,344
                                       ----------  ------------  -------------
    Total operating expenses..........    623,345    38,427,704    119,559,388
                                       ----------  ------------  -------------
Loss from operations..................   (668,522)  (42,824,836)  (126,429,405)
Other income (expense):
  Interest income.....................                  534,299     11,019,839
  Interest expense....................     (3,608)   (1,075,233)    (1,688,247)
                                       ----------  ------------  -------------
    Total other income (expense)......     (3,608)     (540,934)     9,331,592
                                       ----------  ------------  -------------
Net loss..............................   (672,130)  (43,365,770)  (117,097,813)
Beneficial conversion feature on
 convertible preferred stock..........              (14,007,621)       287,308
                                       ----------  ------------  -------------
Net loss attributable to common
 stockholders......................... $ (672,130) $(57,373,391) $(116,810,505)
                                       ==========  ============  =============
Basic and diluted net loss per common
 share................................ $    (0.08) $      (4.59) $       (1.74)
                                       ==========  ============  =============
Basic and diluted weighted average
 shares outstanding...................  8,000,800    12,507,500     67,150,834
                                       ==========  ============  =============

                See notes to consolidated financial statements.

                                ONVIA.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1999 and 2000

                                           1998         1999          2000
                                         ---------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................  $(672,130) $(43,365,770) $(117,097,813)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation and amortization......      2,158     1,290,126     13,423,484
    Impairment of property and
     equipment and capitalized
     software..........................                               2,896,646
    Loss on disposal of assets.........                  448,658      1,217,377
    Noncash stock-based compensation...               10,462,762      8,017,882
    Amortization of debt discount......                  271,419        611,972
    Noncash interest expense related to
     issuance of common stock
     warrants..........................                  241,853
  Change in certain assets and
   liabilities, net of effects from
   purchase transactions:
    Accounts receivable................    (48,268)     (456,875)    (5,782,302)
    Inventory..........................    (64,116)   (1,289,496)    (2,778,822)
    Prepaid expenses and other current
     assets............................      1,177    (1,008,782)    (4,215,964)
    Other assets.......................                 (606,633)    (1,838,025)
    Accounts payable...................    216,784    10,733,971     12,146,797
    Accrued payroll and other..........    246,798     1,097,597      5,021,417
    Unearned revenue...................     41,644       613,557      6,346,462
                                         ---------  ------------  -------------
      Net cash used by operating
       activities......................   (275,953)  (21,567,613)   (82,030,888)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..    (23,083)   (6,495,931)   (18,289,264)
  Sales and maturities of short term
   investments.........................                             180,000,000
  Purchases of short-term investments..                            (229,805,845)
  Additions to internally developed
   software............................                 (828,853)    (4,484,490)
  Issuance of notes to employees.......                 (350,000)      (853,507)
  Cash acquired in purchase
   transactions........................                               3,723,454
  Direct costs of purchase
   transactions........................                              (1,877,205)
  Additions to long-term lease
   deposits............................                 (650,000)    (3,488,274)
                                         ---------  ------------  -------------
      Net cash used in investing
       activities......................    (23,083)   (8,324,784)   (75,075,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt.......    344,407       975,590
  Proceeds from issuance of long-term
   debt................................                9,939,177
  Repayments on long-term debt.........               (1,062,747)    (5,295,442)
  Proceeds from issuance of nonvested
   common stock........................                  162,828
  Proceeds from exercise of stock
   options and warrants................                  576,275        211,154
  Proceeds from issuance of common
   stock, net..........................                             234,077,776
  Proceeds from issuance of preferred
   stock, net..........................               57,746,090
  Repurchase of Series C preferred
   stock...............................                                (476,070)
  Repurchase of common stock...........                                (651,273)
                                         ---------  ------------  -------------
      Net cash provided by financing
       activities......................    344,407    68,337,213    227,866,145
Effect of exchange rate changes on
 cash..................................     (6,319)       28,510         62,946
                                         ---------  ------------  -------------
Net increase in cash and cash
 equivalents...........................     39,052    38,473,326     70,823,072
Cash and cash equivalents, beginning of
 year..................................      5,607        44,659     38,517,985
                                         ---------  ------------  -------------
Cash and cash equivalents, end of
 year..................................  $  44,659  $ 38,517,985  $ 109,341,057
                                         =========  ============  =============

                See notes to consolidated financial statements.

                                ONVIA.COM, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 Years Ended December 31, 1998, 1999 and 2000

                                                                                                          Additional
                         Series A               Series B              Series C            Onvia.com         Paid in      Notes
                      Preferred Stock        Preferred Stock       Preferred Stock      Common Stock        Capital    Receivable
                  ---------------------- ---------------------- --------------------- ------------------  -----------     from
                    Shares     Amount      Shares     Amount     Shares     Amount      Shares    Amount    Amount    Stockholders
                  ---------- ----------- ---------- ----------- --------- ----------- ----------  ------  ----------- ------------
BALANCE, January
1, 1998.........         --  $       --         --  $       --        --  $       --   8,000,800  $  800  $     9,270  $     --
Net loss........
                  ---------- ----------- ---------- ----------- --------- ----------- ----------  ------  -----------  ---------
BALANCE,
December 31,
1998............         --          --         --          --        --          --   8,000,800     800        9,270
Cancellation of
inception
shares..........                                                                      (8,000,800)   (800)         800
Issuance of
nonvested common
stock...........                                                                      24,104,360   2,410    2,015,159
Conversion of
notes payable
into Series A
preferred
stock...........   2,258,036   1,319,997
Issuance of
Series A
preferred stock,
net of offering
costs of
$232,580........  17,961,460  10,267,411                                                                                 (15,593)
Issuance of
Series B
preferred stock,
net of offering
costs of
$30,149.........                         14,544,170  24,969,851
Issuance of
Series C
preferred stock,
net of offering
costs of
$651,380........                                                3,379,402  22,514,421
Beneficial
conversion
feature related
to convertible
preferred
stock...........                                                           14,007,621
Payment received
on subscription
receivable......                                                                                                          10,000
Issuance of
common stock
warrants........                                                                                              241,853
Issuance of
Series A
preferred
warrants........               1,153,143
Exercise of
stock options
and warrants....                                                                       5,428,190     543      725,732   (150,000)
Repurchase of
nonvested common
stock and
acceleration of
stock-based
compensation....                                                                        (200,000)    (20)     905,020
Unearned
compensation
relating to
issuance of
stock options...                                                                                           14,933,826
Change in
unearned
compensation for
nonemployees....                                                                                            6,072,456
Amortization of
unearned
compensation on
nonvested common
stock...........
                    Unearned    Accumulated
                  Compensation    Deficit       Total
                  ------------- ------------- -----------
BALANCE, January
1, 1998.........  $        --   $   (130,372) $ (120,302)
Net loss........                    (672,130)   (672,130)
                  ------------- ------------- -----------
BALANCE,
December 31,
1998............                    (802,502)   (792,432)
Cancellation of
inception
shares..........
Issuance of
nonvested common
stock...........    (1,646,144)                  371,425
Conversion of
notes payable
into Series A
preferred
stock...........                               1,319,997
Issuance of
Series A
preferred stock,
net of offering
costs of
$232,580........                              10,251,818
Issuance of
Series B
preferred stock,
net of offering
costs of
$30,149.........                              24,969,851
Issuance of
Series C
preferred stock,
net of offering
costs of
$651,380........                              22,514,421
Beneficial
conversion
feature related
to convertible
preferred
stock...........                 (14,007,621)
Payment received
on subscription
receivable......                                  10,000
Issuance of
common stock
warrants........                                 241,853
Issuance of
Series A
preferred
warrants........                               1,153,143
Exercise of
stock options
and warrants....                                 576,275
Repurchase of
nonvested common
stock and
acceleration of
stock-based
compensation....                                 905,000
Unearned
compensation
relating to
issuance of
stock options...   (14,933,826)
Change in
unearned
compensation for
nonemployees....    (6,072,456)
Amortization of
unearned
compensation on
nonvested common
stock...........       654,689                   654,689

                                ONVIA.COM, INC.

                 Years Ended December 31, 1998, 1999 and 2000

                                                     Series B                                           Onvia.com
                  Series A Preferred Stock        Preferred Stock        Series C Preferred Stock     Common Stock
                  -------------------------  --------------------------  -------------------------  ------------------
                    Shares        Amount        Shares        Amount       Shares        Amount       Share     Amount
                  -----------  ------------  ------------  ------------  -----------  ------------  ----------  ------
Amortization of
unearned
compensation on
stock options...
Acceleration of
nonvested common
stock...........
Acceleration of
vesting on stock
options to
consultants.....
Net loss........
                  -----------  ------------  ------------  ------------  -----------  ------------  ----------  ------
BALANCE,
December 31,
1999............   20,219,496    12,740,551    14,544,170    24,969,851    3,379,402    36,522,042  29,332,550   2,933
Issuance of
common stock,
net of offering
costs of
$1,871,514......                                                                                    11,990,265   1,199
Repurchase of
common stock....                                                                                      (593,742)    (59)
Repurchase of
Series C
preferred
stock...........                                                             (69,398)     (763,378)
Conversion of
preferred stock
into common
stock...........  (20,219,496)  (12,740,551)  (14,544,170)  (24,969,851)  (3,310,004)  (35,758,664) 38,073,670   3,808
Exercise of
warrants........                                                                                     1,371,527     137
Exercise of
stock options...                                                                                     1,140,929     114
Payment received
on subscription
receivable......
Amortization of
unearned
compensation on
stock options...
Reversal of
amortization on
unearned
compensation on
employee
terminations....
Issuance of
common stock
related to
acquisition of
businesses......                                                                                     4,971,475     497
Unearned
compensation
relating to
issuance of
stock options...
Acceleration of
vesting on stock
options to
employees.......
Net loss........
                  -----------  ------------  ------------  ------------  -----------  ------------  ----------  ------
BALANCE,
December 31,
2000............          --   $        --            --   $        --           --   $        --   86,286,674  $8,629
                  ===========  ============  ============  ============  ===========  ============  ==========  ======
                   Additional      Notes
                    Paid in      Receivable
                    Capital         from       Unearned     Accumulated
                     Amount     Stockholders Compensation     Deficit         Total
                  ------------- ------------ ------------- -------------- --------------
Amortization of
unearned
compensation on
stock options...                                2,916,060                     2,916,060
Acceleration of
nonvested common
stock...........                                1,503,136                     1,503,136
Acceleration of
vesting on stock
options to
consultants.....                                3,383,877                     3,383,877
Net loss........                                             (43,365,770)   (43,365,770)
                  ------------- ------------ ------------- -------------- --------------
BALANCE,
December 31,
1999............    24,904,116     (155,593)  (14,194,664)   (58,175,893)    26,613,343
Issuance of
common stock,
net of offering
costs of
$1,871,514......   234,076,577                                              234,077,776
Repurchase of
common stock....      (734,058)      75,781                                    (658,336)
Repurchase of
Series C
preferred
stock...........                                                 287,308       (476,070)
Conversion of
preferred stock
into common
stock...........    73,465,258
Exercise of
warrants........           343                                                      480
Exercise of
stock options...       210,560                                                  210,674
Payment received
on subscription
receivable......                      5,563                                       5,563
Amortization of
unearned
compensation on
stock options...                               10,735,087                    10,735,087
Reversal of
amortization on
unearned
compensation on
employee
terminations....    (7,293,550)                 4,606,870                    (2,686,680)
Issuance of
common stock
related to
acquisition of
businesses......    43,492,901                                               43,493,398
Unearned
compensation
relating to
issuance of
stock options...     6,823,000                 (6,823,000)
Acceleration of
vesting on stock
options to
employees.......     1,070,826                                                1,070,826
Net loss........                                            (117,097,813)  (117,097,813)
                  ------------- ------------ ------------- -------------- --------------
BALANCE,
December 31,
2000............  $376,015,973   $  (74,249) $ (5,675,707) $(174,986,398) $ 195,288,248
                  ============= ============ ============= ============== ==============

                                ONVIA.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1998, 1999 and 2000

Note 1: Summary of Significant Accounting Policies

   Description of business: Onvia.com, Inc. and subsidiaries (the Company) is incorporated in the State of Delaware. The consolidated Company includes its wholly owned Canadian subsidiary and three subsidiaries acquired during fiscal 2000, Zanova, Inc., Globe-1, Incorporated and Hardware.com, Inc.

   The Company is a leading business-to-business and government-to-business exchange for small business buyers and sellers. The Company provides an exchange where small businesses can access exchange services, buy products, obtain valuable news, product and service information and access business forms and productivity tools. The Company's exchange services include web hosting, a "request for quote" service and a proprietary government-to-business exchange that allows small business users the opportunity to participate in government procurement contracts.

   Business combinations: For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The fair value of warrants and options assumed in the acquisition and direct costs of the acquisition are included in the purchase price. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets. Three business combinations in 2000 were accounted for using the purchase method of accounting.

   Basis of consolidation: The Canadian subsidiary has been under common control from inception of the Company; therefore, the financial statements are presented on a consolidated or combined basis for all periods presented. All significant intercompany accounts and transactions have been eliminated.

   Fair value of financial instruments: The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses, notes receivable, other assets, accounts payable, accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of long-term debt is not materially different from their carrying amounts, based on interest rates available to the Company for similar types of arrangements.

   Significant vendors: Approximately 81% and 78% of inventory purchases were from one supplier for the years ended December 31, 2000 and 1999, respectively. Three suppliers comprised 41%, 29% and 25%, respectively, of total inventory purchases for the year ended December 31, 1998.

   Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and cash equivalents: The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Restricted cash of $4,000,000 is held in certificates of deposit and included in prepaids and other current assets.

   Short-term investments: The Company's investment portfolio is classified as available for sale securities recorded at market value based on quoted market prices. The Company's primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with

                                ONVIA.COM, INC.

the investment objectives. The Company invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution's security are limited to $10 million. Interest earned on these securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. The cost of securities sold is calculated using the specific identification method.

   Management of credit risk: The Company is subject to concentration of credit risk, primarily from its investments. The Company manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

   Inventory: Inventory is stated at the lower of cost or market. Inventory represents product shipped by the Company's suppliers, which has not been received by customers. The Company generally does not stock its own inventory or maintain warehouse locations; however, the Company does take ownership at the time of shipment from the supplier until the customer receives the product.

   Property and equipment: Equipment and leasehold improvements are stated at cost. Depreciation expense is recorded using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of the useful lives or term of the lease.

   Other assets: Other assets consist of long-term lease deposits on office space and costs capitalized for internal use software. Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. On January 1, 1999, the Company adopted SOP 98-1, and capitalized $4,484,490 and $828,853 in internally developed software costs during the years ended December 31, 2000 and 1999, respectively. Capitalized software costs are amortized on a straight-line basis over a useful life ranging from one to three years. Amortization related to the capitalized software was $2,031,926 and $135,738 for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, the Company wrote off $1,744,902 in capitalized internally developed software costs in connection with the amended AOL agreement (Note 10) and the product outsourcing agreement with firstsource corp. (Note 7).

   Goodwill: Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase accounting method. Goodwill is amortized using the straight-line method over its estimated useful life, typically three years.

   Valuation of long-lived assets: The Company periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment, goodwill and capitalized internally developed software costs. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. Management recorded an allowance for the impairment of identified property and equipment in the amount of $1,151,744 for the year ended December 31, 2000 as part of the corporate restructuring (Note 8).

                                ONVIA.COM, INC.

   Revenue recognition: Revenue from product sales is recognized upon receipt of product by the customer, including any shipping and handling billed to the customer. The Company acts as principal in those transactions, and because orders are initiated directly on the Company's web site, the Company takes title to the goods during shipment, and has economic risk related to collection, customer service and returns. In conjunction with the product outsourcing agreement effective January 7, 2001, these risks have been transferred to firstsource corp. (Note 7). Unearned revenue consists of payments received from customers for product in transit to the customer and for payments received for license revenue. Revenue from licensing technology, exchange services and advertising are recognized when the transaction occurs, ratably over the duration of the placement, or over the term of the agreement, as appropriate. Exchange and advertising revenues were $3,816,010, $0 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Income taxes: The Company accounts for income taxes using the asset and liability method under which deferred tax assets, including the tax benefit from net operating loss carryforwards and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. A valuation allowance has been established for the full amount of the net deferred tax assets.

   Detachable stock purchase warrants: Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is recorded as a debt discount and amortized to interest expense over the term of the related debt using the effective interest method.

   Stock-based compensation: The Company has elected to account for its employee and director stock-based awards under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). In March 2000, the FASB issued Financial Accounting Standards Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25 ("Interpretation No. 44"). Interpretation No. 44 became effective July 1, 2000. The interpretation clarifies the application of APB Opinion No. 25 for certain issues, including,
(a) the definition of an employee, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a significant impact on the Company's financial position or results of operations. Accordingly, compensation cost for fixed award stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option. The Company is required to implement the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"), for stock-based awards to those other than employees and directors. Stock-based compensation expense for all equity instruments is recognized on an accelerated basis over the related vesting periods.

   Advertising costs: The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998, was $25,191,742, $9,932,761 and $22,560, respectively.

   Comprehensive income: Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Comprehensive income for the Company consists of its foreign currency translation adjustment on the operations of the Company's Canadian subsidiary and the unrealized gain or loss on its available for sale securities. For each of the three years ended December 31, 2000, the foreign currency translation adjustments and the unrealized gains or losses were insignificant.

   Foreign currency adjustment: The functional currency of the Canadian subsidiary is the Canadian dollar. Realized foreign currency transaction gains and losses are primarily related to the purchase of products

                                ONVIA.COM, INC.

from U.S. suppliers and are included in cost of sales. Assets and liabilities of the Canadian subsidiary have been translated to U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average monthly exchange rates. There were no foreign currency transaction gains or losses during the years ended December 31, 2000 and 1999. During the year ended December 31, 1998, the Company's foreign currency transaction loss was $82,426.

   Net loss per share: Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including contingently issuable shares for which all necessary conditions have been satisfied. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2000, 1999 and 1998, 12,704,013, 56,744,290 and 589,152 shares, respectively, have been excluded from the computation of diluted net loss per share as their effects would be antidilutive.

   New accounting pronouncements: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, is effective for the Company for the fiscal quarter beginning January 1, 2001, and requires the Company to recognize all derivatives as either assets or liabilities in the Company's balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 on January 1, 2001 did not have a significant impact on the Company's financial position, results of operations or cash flows.

   In accordance with EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company classifies shipping charges to customers as revenue and classifies fulfillment costs, such as outbound shipping to customers, and credit card fees as cost of sales.

   Reclassifications: Certain reclassifications of prior year balances have been made to conform with the current year presentation.

Note 2: Short-Term Investments

   The following table summarizes, by major security type, the Company's short-term investments held at December 31, 2000:

                                                            Gross
                                               Amortized  unrealized  Estimated
                                                 cost        gain    fair value
                                              ----------- ---------- -----------
   Commercial paper.......................... $29,608,883  $ 6,116   $29,614,999
   Corporate bonds...........................  20,155,103   35,743    20,190,846
                                              -----------  -------   -----------
                                              $49,763,986  $41,859   $49,805,845
                                              ===========  =======   ===========

   All of the Company's short-term investments held at December 31, 2000 mature within one year.

   As of December 31, 2000, the Company held $10,000,000 of commercial paper issued by Pacific Gas and Electric ("PG&E"). The commercial paper is recorded in cash and cash equivalents. On February 20, 2001, PG&E defaulted on its payments on its outstanding commercial paper and subsequently has been trading at approximately 80% of its face value. As of December 31, 2000, the Company had not recorded a reserve for the commercial paper.

                                ONVIA.COM, INC.

Note 3: Property and Equipment

   Property and equipment consists of the following at December 31:

                                                          1999         2000
                                                       -----------  -----------
   Computer equipment................................. $ 3,635,813  $12,251,350
   Software...........................................   2,512,037    4,646,510
   Furniture and fixtures.............................     797,013    2,225,043
   Leasehold improvements.............................     373,961    6,215,612
                                                       -----------  -----------
                                                         7,318,824   25,338,515
   Less allowance for impaired assets (Note 8)........               (1,151,744)
   Less accumulated depreciation......................  (1,142,033)  (5,808,237)
                                                       -----------  -----------
                                                       $ 6,176,791  $18,378,534
                                                       ===========  ===========

Note 4: Long-Term Debt

   In August 1999, the Company obtained financing for the purchase of software and post-contract software support in the amount of $1,658,614. The debt was paid in full in September 2000.

   In August 1999, the Company entered into a subordinated debt arrangement with two lenders to provide financing in the amount of $7,000,000. The obligation bears interest at a coupon interest rate of 13.2% with an effective rate of 24.2% per annum and matures in February 2002. Monthly principal payments of $259,259 are scheduled through February 2002. The debt is collateralized by the assets of the Company. In conjunction with the debt financing, the Company issued warrants to purchase 1,165,310 shares of Series A preferred stock at $0.90 per share. The debt and warrants were recorded at their fair values of $5,905,770 and $1,094,230, respectively.

   In June 1999, the Company obtained an equipment loan in the aggregate amount of up to $3,000,000 for the acquisition of capital equipment. The Company received proceeds of $2,163,888 from its initial draw under this line. The loan bears interest at an average rate of 8.5% with an effective rate of 19.6% per annum and matures on August 1, 2002. The principal amount is payable in monthly payments: 35 payments of $68,514 and the final payment of $393,097, which is due in August 2002. In December 1999, the Company drew an additional $775,289 on the equipment line, which bears coupon interest at an average rate of 8.9% and an effective interest rate of 18.1% per annum. The loan matures in December 2002. Principal and interest are payable in monthly payments: 35 payments of $24,667 and the final payment of $140,960. The loans are both secured by the equipment of the Company. In conjunction with the original loan, the Company issued warrants to purchase 97,328 shares of Series A preferred stock at $1.24 per share. The original debt and warrants were recorded at their fair values of $2,106,045 and $57,843, respectively. As of December 31, 2000, the Company has $1,268,211 available to borrow on the equipment financing agreement.

   In September 2000, the Company assumed an equipment loan financing in the amount of $1,150,000 in connection with the acquisition of Hardware.com. The loan bears interest at a fixed rate of 9.0% and matures on September 1, 2002. Principal and interest payments of $52,146 are payable on a monthly basis. The loan is secured by all the equipment financed and pledged as collateral under Hardware.com's initial loan agreement. As of December 31, 2000, there was $1,006,250 outstanding on the equipment loan assumed from Hardware.com.

                                ONVIA.COM, INC.

   Debt consists of the following at December 31:

                                                          1999         2000
                                                       -----------  -----------
   Note payable....................................... $   920,625  $       --
   Subordinated debt obligations......................   6,888,887    3,651,731
   Equipment term loans...............................   2,725,700    2,738,039
                                                       -----------  -----------
                                                        10,535,212    6,389,770
   Less: Unamortized debt discount....................    (881,892)    (269,920)
                                                       -----------  -----------
                                                         9,653,320    6,119,850
   Less: Current portion, net of discount.............  (4,481,903)  (4,347,061)
                                                       -----------  -----------
                                                       $ 5,171,417  $ 1,772,789
                                                       ===========  ===========

   Maturities of long-term debt at December 31, 2000, are as follows:

                                                                    Year ending
                                                                    December 31,
                                                                    -----------
   2001............................................................ $ 4,605,049
   2002............................................................   1,784,721
                                                                    -----------
                                                                      6,389,770
   Less: Unamortized debt discount.................................    (269,920)
                                                                    -----------
                                                                    $ 6,119,850
                                                                    ===========

Note 5: Income Taxes

   At December 31, 2000, 1999 and 1998, the Company had net operating loss carryforwards of $139,268,617, $33,372,573 and $552,154, respectively, which may be used to offset future taxable income. These carryforwards expire at various dates beginning in 2017 through 2020. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

   The effective rate differs from the federal statutory rate as follows:

                                          Year ended   Year ended   Year ended
                                         December 31, December 31, December 31,
                                             1998         1999         2000
                                         ------------ ------------ ------------
   Tax benefit at statutory rate........    (34.0)%      (34.0)%      (34.0)%
   Stock-based compensation.............      4.4          8.1          1.5
   Amortization of goodwill.............                                1.8
   Other................................      0.2          0.1          0.1
   Change in valuation allowance........     29.4         25.8         30.6
                                            -----        -----        -----
                                              0.0%         0.0%         0.0%
                                            =====        =====        =====

                                ONVIA.COM, INC.

   The Company's net deferred tax assets consist of the following:

                                                   December 31,  December 31,
                                                       1999          2000
                                                   ------------  ------------
   Net operating loss carryforwards............... $ 11,346,675  $ 47,351,330
   Prepaid expenses and other assets currently
    deductible....................................     (488,777)     (282,175)
   Accrued expenses not currently deductible......      559,994       910,064
   Depreciation different for tax purposes........      (46,939)      168,972
                                                   ------------  ------------
   Net deferred tax assets........................   11,370,953    48,148,191
   Less: Valuation allowance......................  (11,370,953)  (48,148,191)
                                                   ------------  ------------
   Net deferred tax asset......................... $        --   $        --
                                                   ============  ============

   The Company has recorded a 100% valuation allowance equal to the net deferred tax asset balance based upon management's determination that the recognition criteria for realization have not been met.

Note 6: Business Acquisitions

   On July 11, 2000, the Company completed its acquisition of Zanova, Inc. ("Zanova"). Zanova provides e-business solutions and web-based applications that allow businesses to build commerce enabled web sites. In connection with the acquisition, the Company assumed all outstanding Zanova stock options and warrants, and issued 2,470,520 shares of the Company's common stock to acquire all of the outstanding common stock of Zanova. Substantially the entire $18.5 million purchase price was allocated to goodwill.

   On August 10, 2000, the Company completed its acquisition of Globe-1, Incorporated ("Globe-1"). Globe-1 provides electronic procurement services in a proprietary government-to-business exchange. In connection with the acquisition, the Company assumed all outstanding Globe-1 stock purchase warrants, and issued 2,351,705 shares of the Company's common stock to acquire all of the outstanding common stock of Globe-1. Substantially the entire $24.8 million purchase price, less cash acquired of approximately $3.6 million, was allocated to goodwill.

   On September 15, 2000, the Company completed its acquisition of Hardware.com, Inc. ("Hardware.com"). In connection with the acquisition, the Company issued 149,250 shares of the Company's common stock to acquire all of the outstanding common stock of Hardware.com. Substantially the entire
$5.5 million purchase price was allocated to goodwill. Michael D. Pickett, the Company's former Chairman and director since February 1999, was also Hardware.com's Chairman and Chief Executive Officer. Mr. Pickett received no payment or consideration as a result of the acquisition. However, Mr. Pickett became the Company's President and Chief Operating Officer subsequent to the acquisition.

   In connection with the acquisitions of Zanova, Globe-1 and Hardware.com, 247,057, 285,000 and 44,775 shares of common stock, respectively, are being held in escrow for a period of one year from the date of the respective acquisition.

   The acquisitions were accounted for as purchase business combinations, which means that the purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated fair values on the date of acquisition.

   At December 31, 2000, total goodwill and the related accumulated amortization in the Zanova, Globe-1 and Hardware.com acquisitions is $44.2 million and $6.3 million, respectively.

                                ONVIA.COM, INC.

   The following summary, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the years ended December 31, 2000 and 1999 assuming Zanova, Globe-1 and Hardware.com had been acquired at the beginning of the periods presented:

                                                    Year ended December 31,
                                                   ---------------------------
                                                       1999          2000
                                                   ------------  -------------
   Revenue........................................ $ 28,125,000  $ 148,916,000
   Net loss.......................................  (77,051,000)  (143,817,000)
   Basic and diluted net loss per share........... $      (4.41) $       (2.06)

   The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

Note 7: Product Outsourcing Agreement

   In December 2000, the Company entered into a three year agreement with firstsource corp. ("firstsource") to provide product purchasing and fulfillment services for the Company's web site. As part of the agreement, effective January 7, 2001, the Company's customers are linked directly to a private label web site owned and operated by firstsource for any product purchases. firstsource is then responsible for the order fulfillment, customer care, billing processes and risk of returns related to these purchases. New customer account data obtained during the transaction process on the private label web site is owned solely by the Company. The Company paid firstsource a non-refundable start up fee of $300,000 and will pay development fees in the aggregate amount of $600,000 through June 15, 2001. Start up fees and development fees will be recognized on a straight-line basis over 3 years and 1 year, respectively. For the years ended December 31, 2000, 1999 and 1998, product revenue from the Company's own web site was $143.8 million, $27.2 million and $1.0 million, respectively.

   The Company will receive a quarterly revenue share fee from firstsource in an amount equal to 2% of aggregate gross revenue received from the private label web site each quarter. In lieu of the revenue share fee for the quarters ending March 31, 2001 and June 30, 2001, the Company will receive guaranteed, non-refundable revenue share fees in the amounts of $2,000,000 and $1,500,000, respectively ("Revenue Share Fees"). These fees will be recognized based on projected revenues processed through the outsourced site over the term of the agreement.

   Pursuant to the terms of the agreement, the Company loaned firstsource $2,000,000 in exchange for a convertible promissory note in January 2001. The note bears interest at a rate of 9% per annum, and matures at the later of the following events, unless earlier converted into equity shares of firstsource:
April 20, 2001; or upon final payment by the Company of the non-refundable development fees due on March 31, 2001 in the amount of $500,000. The promissory note will automatically convert into equity in firstsource on the later of the following at the respective conversion prices: (i) upon payment of the guaranteed Revenue Share Fees and closing of at least $10,000,000 in equity financing by firstsource, including the assumed conversion of the note, by April 16, 2001 at a conversion price equal to the lesser of $5.00 per share or the price paid by investors for the securities issued in the financing; or (ii) April 17, 2001, at which time the note will convert into Series B convertible preferred stock of firstsource at a conversion price of $4.187 per share.

   Due to this agreement, the Company expects its product revenue to decrease from $49.4 million in the fourth quarter of 2000 to $8.3 million in the first quarter of 2001 and to $0 thereafter. Additionally, gross product margin will likely improve from negative 5.1% in the fourth quarter of 2000 to negative 3.4% in the first quarter of 2001 and to 0% thereafter.

                                ONVIA.COM, INC.

Note 8: Restructuring Charges

   In September 2000, the Company implemented a reorganization plan in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("EITF 94-3"), designed to maximize operational efficiencies and reduce operating costs. As part of this plan, the Company reduced its workforce by 87 employees, which represented approximately 18% of the Company's employee base and included employees from all areas of the Company. The Company recorded employee severance costs of approximately $498,000, to be paid through December 31, 2000. In addition, the Company accelerated the vesting on 287,927 stock options and shares of non-vested common stock, which resulted in an additional noncash compensation charge of approximately $1,070,835.

   In December 2000, the Company entered into the agreement with firstsource to outsource product operations (Note 7), and as part of this decision, the Company approved a restructuring plan in accordance with EITF 94-3 to reduce its workforce by an additional 180 employees. The Company recorded a restructuring charge of $3,824,509 for the year ended December 31, 2000, which consists primarily of employee severance costs and the write-offs of related capitalized software of $1,179,522 and property and equipment of $1,151,744. In addition, the Company accelerated the vesting on 162,882 stock options. There was no additional noncash compensation recorded as a result of the acceleration of options. These accrued severance benefits are included in accrued expenses at December 31, 2000 and are expected to be paid out through February 2001.

   Employee terminations resulted in the reversal of $2,686,680 in amortization of noncash compensation for the year ended December 31, 2000.

Note 9: Co-branded site Agreement With Visa USA

   In July 2000, the Company entered into a custom co-branded site agreement with Visa USA Inc. ("Visa") to create VisaBusiness.com, a web site specifically designed to help Visa's small business cardholders earn incremental revenue through the use of the Company's exchange services. As part of the agreement, Visa also promotes the co-branded site to its Member Banks. Visa has agreed to make annual fixed payments totaling approximately $7.3 million over the three year term of the agreement, not including annual sponsorship fees or Member Bank fees. Due to the nature of the service, the Company recognizes the license revenue on a straight-line basis over the term of the agreement. The Company will pay specified percentages of transaction fees generated at the co-branded site to Visa and will record expenses as transactions occur. As of December 31, 2000, the Company has recorded approximately $3.2 million in deferred revenue related to this agreement and for the year ended December 31, 2000, the Company has recognized approximately $1.3 million in revenue.

Note 10: Commitments and Contingencies

   Operating leases: The Company has noncancellable operating leases for its current and former office space. The leases expire in terms ranging from 1 to 10 years. During 2000 and 1999, the Company subleased certain office space, for amounts equal to the rental obligation, which expire in 2006 and 2001, respectively. Future minimum sublease rental receipts are $2,806,087, or approximately $560,000 per year.

   Total rent expense was $2,641,879, $294,307 and $20,330 for the years ended December 31, 2000, 1999 and 1998, respectively. On January 31, 2001, the Company signed an amended lease, which released the Company's rental obligation on a floor in its current office space.

                                ONVIA.COM, INC.

   Future minimum lease payments required, exclusive of sublease rental receipts, as amended for the January 31, 2001 release, on noncancellable operating leases are as follows for the years ending December 31:

   2001............................................................. $ 2,618,158
   2002.............................................................   2,434,181
   2003.............................................................   2,456,264
   2004.............................................................   2,513,181
   2005.............................................................   2,535,264
   Thereafter.......................................................   9,728,486
                                                                     -----------
                                                                     $22,285,534
                                                                     ===========

   Lease deposit: The Company's leasing arrangement for its subleased corporate facilities requires a letter of credit of $650,000 to be issued to the landlord. This letter of credit is secured by a deposit of $650,000 recorded in other assets. The letter of credit expires in May 2001; however, the letter of credit is required to be renewed for consecutive one-year periods for the term of the leasing arrangement.

   The Company's leasing arrangement for its new corporate facilities requires a letter of credit of $3,500,000 to be issued to the landlord through May 2010. This letter of credit was obtained in January 2000 and is secured by a deposit of $3,500,000 recorded in other assets. The current letter of credit expires in January 2002 and is automatically renewed through January 2003.

   AOL agreement: In February 2000, the Company entered into an agreement with America Online ("AOL"), under which AOL provides its customers with access to the Company's services and products through an interactive web site for eighteen months. As part of this relationship, the Company provides AOL a web-based buying directory to act as the engine for AOL's business-to-business e-commerce platform. In addition, AOL promoted the co-branded site and pays the Company a percentage of the advertising revenue earned from the co-branded web site. The Company initially agreed to make fixed payments of $18.2 million to AOL under this agreement, and additional payments based on the number of new customers acquired from AOL in excess of a specified level. Approximately $3.1 million of this amount was paid following the execution of the agreement.

   On November 14, 2000, the Company and AOL entered into an amended agreement, which waived any additional payments to AOL. As a result of the amended agreement, the Company and AOL will continue with an abbreviated form of their relationship through May 14, 2001, after which neither party will have any further contractual commitment to the other. The Company recorded $6,053,051 in sales and marketing expense related to this agreement. As a result of the amended agreement, the Company recorded a reduction in sales and marketing expense of $2.3 million during the fourth quarter of 2000 for amounts recognized but not yet paid.

   Legal proceedings: In February 2000, a former associate of the chief executive officer of the Company filed an action against the Company and the chief executive officer of the Company alleging a breach of a partnership arrangement. In this action, the plaintiff asserts that he is entitled to 50% of the chief executive officer's interest in the Company and 50% of the assets and business of the Company. Management is currently investigating the claims and believes that the claims against the Company are without merit. Nevertheless, litigation is inherently uncertain and should litigation ensue, there can be no assurance that the Company would prevail in such a suit. Any cash award or settlement paid to the plaintiff could negatively impact the Company's operating results and available liquidity. Any shares of common stock awarded or issued to the plaintiff by the Company would be dilutive to the Company's stockholders.

                                ONVIA.COM, INC.

   The Company is subject to various legal proceedings that arise in the ordinary course of business. The Company provides for any anticipated losses at the time an estimate can be made. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

Note 11: Stock Options

   In February 1999, the Company adopted a combined stock option plan (the "1999 Plan") which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of the Company. The number of shares reserved for issuance under the 1999 Plan total 18,000,000 shares. Pursuant to the nonvested common stock agreements (Note 13), 1,146,224 shares were issued from the 1999 Plan option pool. In connection with certain acquisitions in 2000, the Company assumed outstanding options to purchase common stock originally issued under the acquired companies' stock option plans. There were 3,656,803 shares available for issuance under the 1999 Plan as of December 31, 2000.

   Effective March 1, 2000, the Company adopted a Directors' Stock Option Plan (the Directors' Plan) which authorizes the grant of 600,000 shares of nonqualified stock options to members of the board. Initially, 40,000 shares were granted to all members of the board on March 1, 2000, and thereafter, grants are made to each eligible board member on the date such person is first elected or appointed as a board member. Annually, each nonemployee director will be granted an additional option to purchase 10,000 shares of common stock, provided such person has been a board member of the Company for at least the prior six months. The initial option grant under the Directors' Plan vests 25% each year for four years on the anniversary of the date of grant. The annual grants vest in full one year from the date of grant. The options have a term of 10 years and terminate when the board member no longer continues to serve as a director of the Company. For the year ended December 31, 2000, 240,000 shares were granted to directors with a weighted average exercise price of $21.00 per share.

   Stock options are approved by the board of directors generally with four year vesting schedules. Options granted to consultants of the Company are approved by the board of directors with varying vesting schedules of up to four years. Stock options expire 10 years after the date of grant.

   The following table summarizes stock option activity for all option plans from inception:

                                                                        Weighted
                                                                        average
                                                             Options    exercise
     From inception of plans                               outstanding   price
     -----------------------                               -----------  --------
     Options granted...................................... 11,466,032    $0.89
     Options exercised.................................... (5,299,982)    0.14
     Options forfeited....................................   (290,668)    0.35
                                                           ----------
     Outstanding at December 31, 1999.....................  5,875,382     1.60
     Options granted and assumed..........................  5,962,251     7.30
     Options exercised.................................... (1,140,929)    0.18
     Options forfeited.................................... (3,230,943)    4.89
                                                           ----------
     Outstanding at December 31, 2000.....................  7,465,761     4.94
                                                           ==========
     Options exercisable at December 31, 1999.............    271,874     0.09
                                                           ==========
     Options exercisable at December 31, 2000.............    999,754     3.87
                                                           ==========

                                ONVIA.COM, INC.

   During the year ended December 31, 1999, the Company recorded compensation expense of $999,061 related to the issuance of stock options for services provided by consultants, exclusive of the compensation expense recognized for the acceleration of vesting described below, and $6,948,407 and $1,928,208 on stock options issued to employees during the year ended December 31, 2000 and 1999, respectively. In December 1999, the board of directors approved the acceleration of vesting on all outstanding unvested stock options issued to nonemployees. The stock options had vesting periods ranging from one to four years from the date of issuance. The Company recognized $3,383,877 in compensation expense in conjunction with this transaction. Further, options to purchase 2,396,554 shares of common stock issued to certain employees were converted to common stock, which are subject to a repurchase option at a purchase price equal to the original exercise price of the underlying options upon termination of employment. Individuals paid $324,569 in cash to exercise these options. The repurchase options expire over the remaining vesting period of the original stock option grants. No compensation expense was recognized in conjunction with the conversion.

   The weighted average fair value of options granted during 2000 and 1999 was $6.17 and $1.52 per share, respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                              Options outstanding
                                  -----------------------------------------------
                                                 Weighted average
                                    Number          remaining           Options
     Range of exercise prices     of options     contractual life     exercisable
     ------------------------     ----------     ----------------     -----------
         $ 0.06 - $ 0.13            970,748            7.78             253,490
         $ 0.38 - $ 1.25          1,020,906            8.74             247,620
         $ 1.44 -                   447,000            9.92              14,722
         $ 1.91 - $ 2.56          1,054,525            9.84              20,273
         $ 2.75 - $ 6.06            816,788            9.54              24,238
         $ 6.17 -                 1,085,458            8.97             273,186
         $ 6.25 - $ 9.50          1,190,257            8.74             128,291
         $10.03 - $11.50            567,500            9.18
         $17.76 - $21.00            299,579            7.94              37,934
         $29.00 -                    13,000            9.22
                                  ---------                             -------
                                  7,465,761            8.96             999,754
                                  =========                             =======

   In accordance with SFAS 123, the fair value of each employee option grant is estimated on the date of grant using the minimum value option-pricing model assuming the following weighted average assumptions:

                                                                1999    2000
                                                               ------- -------
     Average risk free rate...................................  5.50%   6.16%
     Volatility...............................................   0%     132%
     Dividends................................................   $0      $0
     Expected life............................................ 4 years 4 years

                                ONVIA.COM, INC.

   Had the Company determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                       1999          2000
                                                   ------------  -------------
     Net loss:
       As reported................................ $(57,373,391) $(116,810,505)
       Pro forma..................................  (57,626,582)  (133,645,107)
     Net loss per share:
       As reported--basic and diluted............. $      (4.59) $       (1.74)
       Pro forma--basic and diluted...............        (4.61)         (1.99)

   Effective May 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"), and has reserved 600,000 shares of common stock for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP is automatically increased by the lesser of 1% of the total number of shares of common stock then outstanding; 600,000 shares; or a number of shares determined by the board of directors. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. The Plan purchases shares on a semi-annual basis. There were 123,599 shares purchased under the ESPP during fiscal 2000 at a price of $2.23 per share.

Note 12: Employee Retirement Plan

   Effective March 1, 2000, the Company adopted a Savings and Retirement Plan (the "Retirement Plan"). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. Contributions by the Company are at the discretion of the board of directors; however, no Company contributions were made to the Retirement Plan in the year ended December 31, 2000.

Note 13: Stockholders' Equity

   Authorized shares and stock split: On February 22, 2000, the Company reincorporated in the State of Delaware and amended its Delaware Certificate of Incorporation to authorize 265,000,000 shares, each with a par value of $0.0001 per share. The new authorization allows for 250,000,000 shares of common stock and 15,000,000 shares of undesignated preferred stock. The amendment also included a two-for-one split of the Company's outstanding shares of common stock and preferred stock. Common and preferred stock issued and stock option information in these financial statements have been restated to reflect this split.

   Initial public offering: In March 2000, the Company completed its initial public offering ("the Offering") and issued 9,200,000 shares of its common stock to the public at a price of $21.00 per share. The Company received net proceeds of $177.8 million. Concurrent with this Offering, the Company issued an additional 2,666,666 shares of its common stock to Internet Capital Group at a price of $21.00 for net proceeds of $56.0 million.

   Convertible preferred stock: On February 25, 1999, the Company issued 17,961,460 shares of Series A convertible voting preferred stock at $0.58 per share resulting in proceeds of $10,251,818, net of issuance costs of $232,580. A consulting firm was issued 119,744 shares of Series A preferred stock as a part of this financing round in consideration for past services provided to the Company. Expense of $70,050 was recorded in conjunction with this transaction. Convertible promissory notes for $975,590 and $344,407 issued in

                                ONVIA.COM, INC.

February 1999 and December 1998, respectively, were converted into 2,258,036 shares of Series A preferred stock as part of this transaction.

   On September 30, 1999, the Company issued 14,544,170 shares of its Series B preferred stock at $1.72 per share resulting in proceeds of $24,969,851, net of issuance costs of $30,149.

   On December 20, 1999, the Company issued 3,379,402 shares of Series C preferred stock at $6.86 per share resulting in proceeds of $22,514,421, net of issuance costs of $651,380. The Company recorded, immediately upon issuance, a preferred stock dividend of $14,007,621 representing the value of the beneficial conversion feature on the issuance of Series C preferred stock in December 1999. The beneficial conversion amount was calculated at the issuance date of the Series C preferred stock based on the difference between the conversion price of $6.86 per share and the estimated fair value of the common stock at that date.

   In February 2000, the Company repurchased 69,398 shares of its Series C preferred stock at the original issuance price of $6.86 per share. The original beneficial conversion amount of $287,308 related to these shares, which increased the net loss attributable to common stockholders in the year ended December 31, 1999, was reversed in the year ended December 31, 2000.

   Each share of Series A, Series B and Series C preferred stock was automatically converted on a one for one basis to common stock upon registration of the Company's common stock pursuant to the Offering.

   Dividend policy: The Company has never declared or paid dividends on its capital stock. The Company's existing borrowing agreements prohibit the payment of dividends.

   Retirement of common stock: On January 18, 1999, the Company retired all 8,000,800 outstanding shares of its common stock held by the sole stockholder. Following the stock retirement, the Company issued 10,200,000 million shares to this stockholder subject to certain vesting requirements, and 12,758,136 shares of nonvested common stock to employees and other outside parties.

   Repurchase of common stock: In July 2000, the British Columbia Securities Commission notified the Company that its directed share program offered to certain stockholders at the time of the Company's Offering did not meet Canadian disclosure requirements. In October 2000, the Company tendered rescission rights totaling 51,506 shares to selected stockholders as a remedy to this violation. As of December 31, 2000, the Company has repurchased and retired 31,013 shares for $651,273.

   In fiscal 2000, the Company exercised its repurchase option on 356,250 shares of nonvested common stock held by former employees in conjunction with their separation from the Company at an aggregate price of $97,907. The repurchased shares were immediately retired by the Company.

   Nonvested common stock: In January 1999, the Company issued 22,958,136 shares of nonvested common stock to employees and other outside parties. These shares are subject to a repurchase option, which allows the Company the right to repurchase the shares at the original purchase price upon termination of employment. The repurchase option on the nonvested common stock expires ratably over four years from date of hire or commencement of services on a monthly basis. The expiration of the repurchase option may accelerate upon certain change of control transactions. Noncash stock-based compensation expense of $458,475 and $86,084 was recognized for the issuance of these shares during the years ended December 31, 1999 and 1998, respectively. As of December 31, 2000 and 1999, the Company had 3,632,811 and 10,337,050 shares of nonvested common stock outstanding, respectively.

                                ONVIA.COM, INC.

   In April 1999, the Company issued 1,026,224 shares of nonvested common stock under the 1999 Plan to the former chairman of the board of directors in exchange for $12,828. The issued shares had a fair value of $0.40 per share as of the grant date. These shares are subject to a repurchase option, which allows the Company the right to repurchase the shares at the original purchase price upon termination of employment or consulting services provided. The repurchase option expires over four years with a 25% cliff after the first year and ratably thereafter on a monthly basis, and may accelerate upon certain change of control transactions. Compensation expense in the amount of $119,419 and $196,213 was recognized for these shares for the years ended December 31, 2000 and 1999, respectively.

   In October 1999, the Company exercised its option to repurchase 200,000 shares of nonvested common stock from a former employee and waived its repurchase option on the remaining 200,000 shares still held by the individual. In conjunction with this transaction, the Company recognized $905,020 of compensation expense for the year ended December 31, 1999.

   In December 1999, the Company issued 120,000 shares of nonvested common stock under the 1999 Plan to a member of the board of directors in exchange for $150,000. The shares had a fair value of $11.00 per share as of the grant date. These shares are subject to a repurchase option, which allows the Company the right to repurchase the shares at the original purchase price upon termination of service as a member of the board of directors. The repurchase option expires over four years with a 25% cliff after the first year and ratably thereafter on a monthly basis, and may accelerate upon certain change of control transactions. Unearned stock-based compensation in the amount of approximately $1,170,000 was recorded at the date of issue.

   In December 1999, the Company waived its repurchase option on the nonvested common shares issued to nonemployees. The Company recognized an additional $1,503,136 in compensation expense in connection with this transaction.

   Warrants to purchase Series A preferred stock: During 1999, the Company issued warrants to purchase up to 1,165,310 shares of its Series A preferred stock at $0.90 per share in conjunction with its subordinated debt financing. These warrants were exercisable immediately upon grant and expire 10 years after date of grant. As of December 31, 2000, warrants for 569,055 shares of common stock were exercised by the warrant holder.

   The Company also issued warrants to purchase up to 97,328 shares of its Series A preferred stock at $1.24 per share in conjunction with its equipment loan financing. These warrants were exercised in 2000.

   The Series A preferred stock warrants automatically converted into common stock purchase warrants upon the effectiveness of the Offering.

   Warrants to purchase common stock: In February 1999, the Company issued warrants to purchase 833,352 shares of its common stock in conjunction with its convertible debt financing in 1998. The warrants are exercisable at $0.0025 per share and vested immediately upon issuance. In 2000 and 1999, the warrant holders exercised their warrants to purchase 705,144 and 128,208 shares of common stock, respectively.

   In conjunction with the Zanova and Globe-1 acquisitions, the Company assumed all outstanding warrants as part of the transaction, and issued 602,838 warrants to former warrant holders at exercise prices ranging from $0.13 to $21.31 per share. These warrants expire 10 years from the date of grant and as of December 31, 2000, all 602,838 warrants were still outstanding.

                                ONVIA.COM, INC.

Note 14: Related Party Transactions

   A director and stockholder provided legal and professional services to the Company in the amount of $1,103,139 and $505,892 during the years ended December 31, 2000 and 1999, respectively.

   The Company paid $1,017,792 to a vendor who has a common stockholder with the Company during the year ended December 31, 2000.

   On December 8, 2000, the Company entered into an agreement to guarantee a $4,000,000 promissory note issued to its chief executive officer by a third party lender. The principal is payable by the executive on December 8, 2001 and interest is payable by the executive on a periodic basis. As part of the Company's guarantee, the Company provided collateral in the form of an interest bearing certificate of deposit to the lender in the amount of $4,000,000 for the duration of the note. The deposit is included in other current assets.

Note 15: Employee Notes Receivable

   In October 1999, the Company received a promissory note from a principal stockholder in the amount of $350,000, collateralized by 350,000 shares of the Company's common stock. The note bears interest at 6% per annum. The principal and interest are payable upon demand at the earlier of October 2004 or the expiration of any lock-up period after an Offering in which the noteholder is a selling stockholder. The note becomes due if certain change of control events take place.

   In 2000 and 1999, the Company received promissory notes from several of its employees totaling $850,000 and $150,000, respectively, collateralized by 925,000 and 150,000 shares of the Company's common stock. The notes bear interest at 6% per annum. The principal and interest are payable upon demand at the earlier of five years from the date of issuance or the expiration of any lock-up period after the Offering in which the employees are selling stockholders. The notes become due if certain change of control events take place. In September 2000, the Company received a principal payment from an employee in the amount of $75,781 upon his separation from the Company. The principal and interest are payable in full on October 25, 2001. Accrued interest on the notes totaled approximately $53,000 and $1,000 for the years ended December 31, 2000 and 1999, respectively.

Note 16: Segment Information

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes reporting and disclosure standards for an enterprise's operating segments. The Company uses identical principles to account for segment information as used in the accompanying financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by management. Management operates its business based upon geographic area. Intercompany transactions are insignificant and have been recorded at cost as part of the parent's investment in its Canadian subsidiary.

   The measure of profit or loss used for each reportable segment is net loss, which includes noncash compensation expense and amortization of goodwill. There are no intersegment revenues on transactions between reportable segments. Net revenues for both segments are primarily derived from product sales.

                                ONVIA.COM, INC.

   Operating results by business segment are as follows:

                                         U.S.         Canada     Consolidated
                                     -------------  -----------  -------------
Year ended December 31, 1998:
  Net revenue....................... $     153,356  $   883,915  $   1,037,271
  Net loss..........................      (406,795)    (265,335)      (672,130)
  Total assets......................        67,402      112,670        180,072
  Property and equipment, net.......        17,319        3,606         20,925
  Depreciation and amortization.....         1,288          870          2,158
  Interest expense..................                      3,608          3,608
  Additions to property and
   equipment........................        19,477        3,606         23,083

Year ended December 31, 1999:
  Net revenue....................... $  21,994,442  $ 5,182,640  $  27,177,082
  Net loss..........................   (41,141,420)  (2,224,350)   (43,365,770)
  Total assets......................    48,889,980    1,388,852     50,278,832
  Property and equipment, net.......     5,914,305      262,486      6,176,791
  Other assets, net.................     2,624,386       26,092      2,650,478
  Depreciation and amortization.....     1,233,735       56,391      1,290,126
  Interest income...................       534,299                     534,299
  Interest expense..................     1,075,233                   1,075,233
  Noncash compensation expense......    10,281,324      181,438     10,462,762
  Additions to property and
   equipment........................     7,443,642      307,800      7,751,442
  Additions to other assets.........     2,274,386       26,092      2,300,478

Year ended December 31, 2000:
  Net revenue....................... $ 133,400,760  $14,166,066  $ 147,566,826
  Net loss..........................  (110,037,335)  (7,060,478)  (117,097,813)
  Total assets......................   238,807,668    2,268,280    241,075,948
  Property and equipment, net.......    17,857,008      521,526     18,378,534
  Other assets, net.................     9,741,443       41,931      9,783,374
  Depreciation and amortization.....    13,201,422      222,062     13,423,484
  Interest income...................    11,000,478       19,361     11,019,839
  Interest expense..................     1,688,247                   1,688,247
  Noncash compensation expense, net
   of reversals.....................     7,629,665      388,217      8,017,882
  Additions to property and
   equipment........................    17,542,527      477,163     18,289,264
  Additions to other assets.........     7,467,057       15,839      7,482,896
  Additions to goodwill.............    44,207,617                  44,207,617
  Impairment of property and
   equipment........................     1,151,744                   1,151,744
  Impairment of internally developed
   software.........................     1,744,902                   1,744,902

Note 17: Supplemental Cash Flow Information

   Noncash investing and financing activities are as follows:

  . On March 25, 1997, the Company issued 8,000,000 shares of common stock to the founder in exchange for certain assets with a fair value of $10,000.

  . On February 25, 1999, the Company issued warrants to purchase 833,352 shares of its common stock at $.0025 per share. The noncash value allocated to these warrants was $241,853.

  . On February 25, 1999, the outstanding convertible debt of the Company in the amount of $1,319,997 was converted into shares of its Series A preferred stock.

                                ONVIA.COM, INC.

  . On June 15, 1999 and August 5, 1999, the Company issued warrants to purchase its Preferred A stock in conjunction with its debt financings on these dates. The value allocated to the warrants was $1,153,143.

  . On August 13, 1999, the Company purchased software of $1,255,511 and post contract support of $403,103 in exchange for a promissory note.

  . On December 20, 1999, a senior executive exercised stock options in exchange for a note for $150,000.

  . During the year ended December 31, 2000, the Company issued $43,493,398 in common stock, options and warrants in connection with business acquisitions.

  . During fiscal 2000, the Company received 202,083 shares of nonvested common stock valued at $75,781 from a noteholder as partial repayment on an outstanding note receivable.

   Supplemental cash flow information:

   Cash paid for interest during the years ended December 31, 2000 and 1999 was $1,503,994 and $736,605, respectively. The Company paid no cash for interest in the year ended December 31, 1998.

Note 18: Subsequent Events

   On March 5, 2001, the Company completed its acquisition of DemandStar.com, Inc. ("DemandStar"). The merger with DemandStar is intended to complement the Company's current government-to-business exchange offerings and expand its sales force and existing customer base. In connection with the acquisition, the Company assumed all outstanding DemandStar stock options and warrants, and issued approximately 5,033,000 shares of the Company's common stock to acquire all of the outstanding common stock of DemandStar. The transaction is intended to qualify as a tax-free reorganization and is accounted for as a purchase. In conjunction with this merger agreement, the Company was obligated to lend DemandStar $5,000,000 in the form of convertible promissory notes in monthly installments through March 1, 2001. The notes bear interest at 9% per year and mature on November 1, 2003. As of December 31, 2000, the Company issued convertible promissory notes to DemandStar for $2,000,000. Additional convertible promissory notes for $1,000,000 each were issued to DemandStar on January 1, 2001, February 1, 2001 and March 1, 2001.

   On March 7, 2001, the Board of Directors approved a plan to repurchase up to $10,000,000 of the Company's common stock over the next year.

   On March 13, 2001, the Company announced its intention to sell or license its Canadian operations and its web hosting business. The Company estimates that the restructuring charge on the termination or sale of these businesses will be approximately $30 million. This restructuring charge will consist primarily of the write-off of goodwill related to its web hosting business and the write-offs of property and equipment and capitalized software.

   In March 2001, the Company entered into a retention agreement with the Chief Strategy Officer of the Company. Under the terms of the agreement, the Company will provide the officer with a retention bonus totaling $680,000 over the next two years. The bonus will be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $56,000 per quarter of the officer's loan with the Company and paying $29,000 in cash. In addition, the Company also agreed to repurchase up to $400,000 of the officer's stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is included in Onvia's proxy statement for its 2000 annual meeting of stockholders and is incorporated by reference. The information appears in the proxy statement under the headings "Election of Directors" and "Executive Officers Who Are Not Directors." Onvia will file the proxy statement within 120 days of December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is included in Onvia's proxy statement for its 2000 annual meeting of stockholders and is incorporated by reference. The information appears in the proxy statement under the heading "Executive Compensation." Onvia will file the proxy statement within 120 days of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is included in Onvia's proxy statement for its 2000 annual meeting of stockholders and is incorporated by reference. The information appears in the proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management." Onvia will file the proxy statement within 120 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is included in Onvia's proxy statement for its 2000 annual meeting of stockholders and is incorporated by reference. The information appears in the proxy statement under the heading "Related Transactions With Executive Officers, Directors and 5% Shareholders." Onvia will file the proxy statement within 120 days of December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements and Financial Statement Schedules:

     1. Index to Consolidated Financial Statements

                                                                           Page
                                                                           -----
Report of Deloitte & Touche LLP, Independent Auditors.....................    38

Consolidated Financial Statements:

  Balance Sheets..........................................................    39

  Statements of Operations................................................    40

  Statements of Cash Flows................................................    41

  Statements of Changes in Stockholders' Equity (Deficit)................. 42-43

  Notes to Consolidated Financial Statements..............................    44

     2. Index to Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts............................    66

   Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

   (b) Reports on Form 8-K

   On October 4, 2000, the Company filed a Form 8-K announcing the termination of 85 employees on September 28, 2000.

   On October 23, 2000, the Company filed a Form 8-K announcing the acquisition of Hardware.com, Inc.

   On October 23, 2000, the Company filed a Form 8-K/A amending the Form 8-K filed by the Company on August 18, 2000, solely to add the financial statements of Globe-1, Incorporated and the pro forma financial information.

   (c) Exhibits

 Number                              Description
 ------                              -----------
 2.1(1) Agreement and Plan of Merger dated June 9, 2000 among Onvia, Zanova,
         Inc. and Zanova Acquisition Corp.

 2.2(2) Agreement and Plan of Merger dated July 25, 2000 among Onvia, Griffin
         Acquisition Corporation and Globe-1, Incorporated.

 2.3(4) Agreement and Plan of Merger dated November 20, 2000 among Onvia,
         DemandStar.com, Inc. and Dragon Acquisition Corporation.

 3.1(3) Certificate of Incorporation of Onvia.

 3.2(3) Bylaws of Onvia.

 4.1(3) Form of Onvia's common stock certificate.

 4.2(4) Form of Warrant to Purchase Common Stock of Zanova, Inc. (formerly iTool.com, Inc.) (assumed by Onvia).

 Number                                 Description
 ------                                 -----------
  4.3(4)    Form of Common Stock Purchase Warrant of Globe-1, Incorporated
             (assumed by Onvia).

  4.4(4)    Form of Warrant Agreement dated December 21, 1999 issued by
             DemandStar.com, Inc. (assumed by Onvia).

  9.1(4)    Form of Voting Agreement dated November 20, 2000 by and between
             Onvia and certain holders of DemandStar capital stock.

 10.1(3)    Form of Indemnification Agreement between Onvia and each of its officers and directors.

 10.2(3)    Mercer Yale Building Amended and Restated Office Lease Agreement
             between Onvia and Blume Yale Limited Partnership dated as of
             February 8, 2000.

 10.3(3)    2000 Employee Stock Purchase Plan.

 10.4(3)    2000 Directors' Stock Option Plan.

 10.5 +(3)  Interactive Marketing Agreement between America Online, Inc. and
             Onvia dated as of February 4, 2000.

 10.6(3)    Common Stock Purchase Agreement between Internet Capital Group,
             Inc. and Onvia dated as of February 4, 2000.

 10.7(3)    Form of Indemnification Agreement (Delaware).

 10.8(3)    Form of Secured Promissory Note (Officers).

 10.9(4)    Form of Convertible Promissory Note to be issued by DemandStar to
             Onvia.

 10.10 +(4) Community E-Commerce Agreement dated as of December 18, 2000 by and between Onvia and firstsource corp.

 10.11(4)   Separation Agreement dated as of December 4, 2000 between Onvia and
             Mark Calvert.

 10.12      Employment Agreement with Michael Pickett dated March 7, 2001.

 10.13      Employment Agreement with Clark Westmoreland dated March 7, 2001.

 21.1(4)    List of Subsidiaries.

 23.1       Consent of Deloitte & Touche LLP.

--------
(1) Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2000.
(2) Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2000.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273).
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-4 dated January 31, 2001, as amended (File No. 52448).
 +   Confidential treatment was granted as to certain portions of this Exhibit.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 30, 2001.

                                          Onvia.com, Inc.

                                                   /s/ Glenn S. Ballman
                                          By: _________________________________
                                                      Glenn S. Ballman
                                                Chairman and Chief Executive
                                                          Officer

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Jacobsen and Andrew Mun, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this filing, and any and all Security and Exchange Commission filings necessary under the Securities and Exchange Act of 1934, as amended, hereby ratifying and confirming our signatures as they may be signed by our said attorney to and such filings.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Glenn S. Ballman           Chief Executive Officer      March 30, 2001
______________________________________  and Chairman of the Board
           Glenn S. Ballman             (Principal Executive
                                        Officer)

       /s/ Michael D. Pickett          President, Chief Operating   March 30, 2001
______________________________________  Officer and Director
          Michael D. Pickett

      /s/ Michael A. Jacobsen          Vice President, Acting       March 30, 2001
______________________________________  Chief Financial Officer
         Michael A. Jacobsen            and Corporate Secretary
                                        (Principal Financial and
                                        Accounting Officer)

       /s/ Jeffrey C. Ballowe          Director                     March 30, 2001
______________________________________
          Jeffrey C. Ballowe

       /s/ William W. Ericson          Director                     March 30, 2001
______________________________________
          William W. Ericson

         /s/ Kenneth A. Fox            Director                     March 30, 2001
______________________________________
            Kenneth A. Fox

      /s/ Nancy J. Schoendorf          Director                     March 30, 2001
______________________________________
         Nancy J. Schoendorf

        /s/ Steven D. Smith            Director                     March 30, 2001
______________________________________
           Steven D. Smith

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                ONVIA.COM, INC.
                               December 31, 2000

        Column A           Column B    Column C    Column D      Column E
        --------          ----------- ---------- ------------- -------------
                          Balances at Charged to
                           Beginning  Costs and                 Balances at
       Description         of Period   Expenses  Deductions(1) End of Period
       -----------        ----------- ---------- ------------- -------------
Allowance for doubtful
 accounts
  Year ended December 31,
   1998                     $  --     $      --    $    --      $      --
  Year ended December 31,
   1999                        --          6,995        --           6,995
  Year ended December 31,
   2000                      6,995       294,713    101,500        200,208
--------
(1) Uncollectible accounts written off, net of recoveries.

                                ONVIA.COM, INC.
                               December 31, 2000

        Column A           Column B    Column C    Column D      Column E
        --------          ----------- ---------- ------------- -------------
                          Balances at Charged to
                           Beginning  Costs and                 Balances at
       Description         of Period   Expenses   Deductions   End of Period
       -----------        ----------- ---------- ------------- -------------
Allowance for impaired
 assets
  Year ended December 31,
   1998                     $  --     $      --    $    --      $      --
  Year ended December 31,
   1999                        --            --         --             --
  Year ended December 31,
   2000                        --      2,331,266        --       2,331,266