Form 10-Q
period 2001-03-31
ONVIA COM INC
filed 2001-05-15
CIK 1100917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

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

                                  Yes [X] No

     Common stock, par value $.0001 per share: 89,969,187 shares outstanding as of April 30, 2001.

                                ONVIA.COM, INC.

                                     INDEX
                                     -----


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

     Item 1    Condensed Consolidated Financial Statements.                   3

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                          10

     Item 3    Quantitative and Qualitative Disclosures about Market Risk.   27

PART II.   OTHER INFORMATION

     Item 1    Legal Proceedings.                                            27

     Item 2    Changes in Securities and Use of Proceeds.                    28

     Item 3    Defaults Upon Senior Securities.                              28

     Item 4    Submission of Matters to a Vote of Security Holders.          28

     Item 5    Other Information.                                            28

     Item 6    Exhibits and Reports on Form 8-K.                             28

SIGNATURES                                                                   28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,            December 31,
ASSETS                                                   2001                   2000
                                                       ---------            ------------
                                                                 (Unaudited)
                                                                (In thousands)
Current Assets:
  Cash and cash equivalents                            $ 110,792              $ 109,341
  Short-term investments                                   7,799                 49,806
  Accounts receivable, net                                 2,381                  6,400
  Inventory                                                                       4,139
  Prepaid expenses and other current assets                5,292                  5,355
                                                       ---------              ---------

    Total current assets                                 126,264                175,041

Property and equipment, net                               11,242                 18,379
Other assets, net                                          6,974                  9,783
Goodwill, net                                             40,795                 37,873
                                                       ---------              ---------

    Total assets                                       $ 185,275              $ 241,076
                                                       =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $   7,605              $  26,122
  Accrued expenses                                         3,203                  6,540
  Unearned revenue                                         4,220                  7,006
  Current portion of long-term debt                        4,768                  4,347
                                                       ---------              ---------

    Total current liabilities                             19,796                 44,015

Long-term debt                                             2,234                  1,773
                                                       ---------              ---------

    Total liabilities                                     22,030                 45,788
                                                       ---------              ---------

Stockholders' Equity:
  Common stock and additional paid in capital            388,484                375,950
  Unrealized loss on available for sale securities        (2,100)
  Unearned stock compensation                             (4,245)                (5,676)
  Accumulated deficit                                   (218,894)              (174,986)
                                                       ---------              ---------
    Total stockholders' equity                           163,245                195,288
                                                       ---------              ---------

    Total liabilities and stockholders' equity         $ 185,275              $ 241,076
                                                       =========              =========


See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                   Three Months Ended March 31,
                                                               -------------------------------------
                                                                2001                            2000
                                                              --------                          ----
                                                               (In thousands, except per share data)
                                                                              (Unaudited)
Revenue
  Product                                                     $  8,448                        $ 21,338
  Exchange and other                                             3,404                             171
                                                              --------                        --------
    Total revenue                                               11,852                          21,509

Cost of revenue
  Product                                                        9,555                          24,355
  Exchange and other                                               398
                                                              --------                        --------
    Total cost of revenue                                        9,953                          24,355

Gross margin (loss)                                              1,899                          (2,846)

Operating expenses
  Sales and marketing (including noncash stock-based
   compensation of $614 and $702 in the periods ended
   2001 and 2000, respectively)                                  8,903                          15,231
  Technology and development (including noncash
   stock-based compensation of $521 and $595 in the
   periods ended 2001 and 2000, respectively)                    5,253                           5,251
  General and administrative (including noncash
   stock-based compensation of $200 and $229 in the
   periods ended 2001 and 2000, respectively)                    2,642                           3,618
  Amortization of goodwill                                       3,732
  Restructuring charge                                          24,328
  Firstsource charge                                             2,854
                                                              --------                        --------
    Total operating expenses                                    47,712                          24,100
                                                              --------                        --------

Loss from operations                                           (45,813)                        (26,946)

Interest income and other, net                                   1,838                             786
                                                              --------                        --------

Net loss                                                       (43,975)                        (26,160)

Reduction of beneficial conversion feature on
 preferred stock                                                                                   287
                                                              --------                        --------

Net loss attributable to common stockholders                  $(43,975)                       $(25,873)
                                                              ========                        ========

Basic and diluted net loss per common share                     $(0.52)                         $(0.71)
                                                              ========                        ========

Basic and diluted weighted average shares outstanding           84,603                          36,377
                                                              ========                        ========

Comprehensive loss:
  Net loss                                                    $(43,975)                       $(26,160)
  Unrealized loss on available for sale securities              (2,100)
  Foreign currency translation loss                               (140)                            (42)
                                                              --------                        --------

    Total                                                     $(46,215)                       $(26,202)
                                                              ========                        ========



See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months ended March 31,
                                                           -----------------------------------
                                                              2001                     2000
                                                           ----------               ----------
                                                                      (In thousands)
                                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                                                  $(43,975)                $(26,160)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                              2,383                    1,013
    Amortization of goodwill                                   3,732
    Loss on sale of property and equipment                       422
    Noncash stock-based compensation                           1,202                    1,526
    Amortization of debt discount                                 98                      186
    Impairment of assets                                       7,264
    Impairment of goodwill                                    14,130
    Noncash charge related to firstsource                      2,854
    Change in certain assets and liabilities,
     net of effects from purchase transactions:
      Accounts receivable, net                                 3,859                     (320)
      Inventory                                                4,087                      (37)
      Prepaid expenses and other current assets                 (668)                  (6,937)
      Other assets                                              (426)                  (3,234)
      Accounts payable                                       (18,909)                   5,364
      Unearned revenue                                        (2,786)
      Accrued expenses                                        (5,747)                   5,868
                                                            --------                 --------

  Net cash used in operating activities                      (32,480)                 (22,731)

Cash flows from investing activities:
  Sale (purchase) of short-term investments, net              39,907                  (19,232)
  Additions to property and equipment, net                      (986)                  (3,412)
  Additions to capitalized software                             (297)                    (774)
  Issuance of notes receivable                                (4,000)
  Repayments of employee receivables                             224
  Cash acquired in business combination, net                   1,194
                                                            --------                 --------

  Net cash provided by (used in) investing activities         36,042                  (23,418)

Cash flows from financing activities:
  Repayments on long-term debt                                (1,048)                  (1,565)
  Proceeds from exercise of stock options and warrants            16                       22
  Net proceeds from issuance of common stock                                          233,961
  Repurchase of stock                                         (1,453)                    (476)
                                                            --------                 --------

  Net cash (used in) provided by financing activities         (2,485)                 231,942

Effect of exchange rate changes on cash                          374                       (5)
                                                            --------                 --------

Net increase in cash and cash equivalents                      1,451                  185,788

Cash and cash equivalents, beginning of period               109,341                   38,518
                                                            --------                 --------

Cash and cash equivalents, end of period                    $110,792                 $224,306
                                                            ========                 ========


 See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Onvia.com, Inc. and its wholly owned subsidiaries, collectively referred to as "Onvia". The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in Onvia's Annual Report on Form 10-K ("Annual Report").

     The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.   Net Loss Per Share

     Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by Onvia. For the three months ended March 31, 2001 and 2000, stock options, warrants and nonvested common stock totaling 14,726,105 and 17,634,133 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be anti-dilutive.

3.   Acquisition of DemandStar.com

     On March 5, 2001, Onvia completed its acquisition of DemandStar.com, Inc. ("DemandStar"). The merger with DemandStar is intended to complement Onvia's current government-to-business exchange offerings and expand its sales force and existing customer base. In connection with the acquisition, Onvia issued approximately 5,033,000 shares of Onvia's common stock to acquire all of the outstanding common stock of DemandStar with a fair market value of approximately $10.5 million. In addition, Onvia exchanged DemandStar's options and warrants for options and warrants to purchase 2,564,280 shares of Onvia's common stock with a fair market value of approximately $3.7 million. Onvia incurred transaction costs consisting primarily of professional fees of approximately $700,000, resulting in a total purchase price of approximately $20.4 million. The resulting goodwill will be amortized over an expected life of 3 years. The transaction is intended to qualify as a tax-free reorganization and is accounted for as a purchase. Prior to the consummation of the transaction, Onvia loaned DemandStar $4,000,000 in the form of convertible promissory notes of which $2,000,000 was outstanding at December 31, 2000.

     The total purchase price paid for the DemandStar acquisition was allocated as follows (in thousands):

                                                             DemandStar
                                                             ----------

          Net assets acquired at fair value                     (3,001)
          Net liabilities acquired at fair value                 8,471
          Goodwill                                              14,930
                                                               -------
             Total                                             $20,400
                                                               =======

     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three months ended March 31, 2001 and 2000 assuming DemandStar had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                            Three months ended     March 31,
                                                   2001              2000
                                            ------------------    -----------
       Revenue                                $   12,170           $ 21,592
       Net loss attributable to common
        stockholders                             (47,654)           (28,378)
       Basic and diluted net loss
        per share                                  (0.53)             (0.69)

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

4.   Divestiture of Canadian Operations and Web Hosting Business

     On March 13, 2001, Onvia implemented plans to sell or license its Canadian operations and close its web hosting business as a part of its overall strategic initiative to reduce costs and focus on its government-to-business exchange. As a result of these plans, Onvia recorded a restructuring charge related to the elimination of these operations of approximately $24.3 million in the first quarter of 2001. The following table displays the restructuring costs by type:

     Goodwill impairment                                $14,130
     Asset writedowns                                     7,264
     Real estate                                          2,433
     Employee separation costs                              501
                                                        -------
                                                        $24,328
                                                        =======

     The following table displays the charges incurred by operating segment:

                Goodwill       Asset       Real      Employee
     Segment   Impairment   Writedowns    Estate    Separation    Totals
     -------   ----------   ----------    ------    ----------    ------
     U.S.        $14,130      $6,598      $2,157       $161       $23,046
     Canada            -         666         276        340         1,282
                 -------      ------      ------       ----       -------
                 $14,130      $7,264      $2,433       $501       $24,328
                 =======      ======      ======       ====       =======

     Goodwill impairment is the charge to expense of goodwill acquired in the acquisition of the hosting business. Asset writedowns are the estimated charge to record the impaired assets of the hosting and Canadian operations to their net realizable value. The impaired assets consist primarily of fixed assets and capitalized software used in Onvia's hosting operations, operating assets used in Onvia's Canadian operations, and assets idled in January 2001 as a result of the outsourcing of its product sales operations. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. Real estate costs include contractual obligations on lease arrangements and estimated broker fees.

     Employee separation costs include severance payments, health-care coverage and employment taxes for 22 employees in the United States and 17 employees in Canada. Of these terminated employees, 25 were in sales and marketing, 7 were in technology and development, and 7 were in general and administrative. In addition, Onvia accelerated the vesting on 157,259 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $530,000 and Onvia recovered approximately $662,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

     Total cash payments related to the restructuring are $2.8 million. These payments are expected to be made in 2001 and are included in accrued liabilities in the consolidated balance sheet at March 31, 2001.

5.   Product Outsourcing Agreement

     In December 2000, Onvia entered into a strategic partnership agreement with firstsource, whereby firstsource, through a private label solution, provided product purchasing and fulfillment services for Onvia's web site beginning January 7, 2001. Subsequent to January 7, 2001, Onvia began recognizing a commission on outsourced product sales instead of gross revenue from the sale of products when firstsource became the merchant of record. In the quarter ended March 31, 2001, Onvia recognized commission revenue on product sales of approximately $1.8 million included in exchange and other revenue. Unearned commission revenue from firstsource was recognized in the second quarter of 2001.

     In late March 2001, Onvia determined firstsource was having significant financial problems and in April 2001, firstsource announced its insolvency, and Onvia transferred its product sales operations to Insight Enterprises, Inc. ("Insight"). Onvia anticipates that its commission revenue from product sales will decline under the new outsourcing arrangement with Insight due to lower commission rates and the elimination of guaranteed payments. As a result of the insolvency of firstsource, Onvia recorded a charge of approximately $2.8 million in the first quarter, which consists primarily of an uncollectible $2.0 million promissory note with firstsource and $800,000 in prepaid development fees.

6.   Management Agreements

     In March 2001, Onvia entered into a retention agreement with its Chief Strategy Officer. Under the terms of the agreement, Onvia will provide the officer with a retention bonus totaling $680,000 over the next two years. The bonus will be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $56,000 per quarter of the officer's loan with Onvia and paying $29,000 per quarter in cash. In addition, Onvia is required to repurchase up to $400,000 of the officer's stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase.

     In April 2001, Glenn S. Ballman resigned as Onvia's Chairman and Chief Executive Officer. Mr. Ballman's separation agreement includes eighteen months of salary and benefits of approximately $350,000, to be expensed in the second quarter of 2001. Onvia also agreed to repurchase up to 6,000,000 shares of Mr. Ballman's stock at fair market value. Any proceeds from the share repurchase will be used to repay all notes outstanding between Mr. Ballman and Onvia which total $385,000, and satisfy the loans Onvia has guaranteed on Mr. Ballman's behalf. Upon repayment of Mr. Ballman's loans, the $4.0 million security deposit recorded in other assets will be returned to Onvia. Michael D. Pickett, Onvia's President, Chief Operating Officer and former Chairman, has assumed the responsibilities of Chairman and Chief Executive Officer in addition to his previous duties as President of Onvia.

7.   Available for Sale Securities

     On March 31, 2001, Onvia held $10,000,000 of commercial paper issued by Pacific Gas and Electric ("PG&E"). On March 31, 2001, PG&E's commercial paper was trading at approximately 79% of its face value. As of March 31, 2001, Onvia recorded an unrealized loss on this investment in the amount of $2.1 million as other comprehensive income in the equity section of its balance sheet. On April 30, 2001, Onvia sold its investment in PG&E at its full $10 million face value.

8.   Stock Repurchase Plan

     On March 7, 2001, Onvia's Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia's common stock over the next year. In March 2001, Onvia repurchased 1,224,500 shares of its common stock for approximately $1.2 million.

9.   Segment Information

     The operating business segments reported below are the segments of Onvia for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Onvia evaluates its operations based on the geography of its two operations, the United States and Canada. The operating segment information for 2001, 2000 and 1999 has been reported in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                               U.S.       Canada       Totals
                                            ---------    --------     --------
                                                      (In thousands)
     Three months ended March 31, 2001
     ---------------------------------
       Net revenue                          $ 11,134      $   718      $ 11,852
       Net loss                              (41,547)      (2,428)      (43,975)
       Total assets                          185,092          183       185,275
       Property and equipment, net            11,242            -        11,242
       Other assets, net                       6,934           40         6,974
       Goodwill, net                          40,795            -        40,795
       Restructuring charge                   23,046        1,282        24,328
       Depreciation and amortization           6,148           65         6,213
       Interest income and other, net          1,853          (15)        1,838
       Noncash compensation expense            1,282           53         1,335

     Three months ended March 31, 2000
     ---------------------------------
       Net revenue                          $ 18,774      $ 2,735      $ 21,509
       Net loss                              (25,001)      (1,159)      (26,160)
       Total assets                          267,930        1,064       268,994
       Property and equipment, net             8,434          343         8,777
       Other assets, net                       5,994           36         6,030
       Depreciation and amortization           1,143           56         1,199
       Interest income and other, net            783            3           786
       Noncash compensation expense            1,417          109         1,526

     Three months ended March 31, 1999
     ---------------------------------
       Net revenue                          $    823      $   653      $  1,476
       Net loss                               (1,439)        (161)       (1,600)
       Total assets                           10,366          248        10,614
       Property and equipment, net               253           22           275
       Depreciation and amortization               4            2             6
       Interest expense, net                     (31)         (44)          (75)
       Noncash compensation expense              385           46           431

10.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which was effective for Onvia for the fiscal quarter beginning January 1, 2001, requires Onvia to recognize all derivatives as either assets or liabilities in Onvia's balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia's financial position, results of operations or cash flows.

11.  Commitments and Contingencies

     In February 2000, a potential investor filed a lawsuit in the Supreme Court of British Columbia, Canada against Onvia and its former chief executive officer for 50% of Onvia's assets and 50% of the former executive's equity interest in Onvia. The lawsuit alleges that the potential investor and Onvia's former chief executive officer planned to form a company similar to Onvia. Based upon investigations to date, Onvia believes that the allegations against it are without merit and that the outcome will not harm its business. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

     From time to time Onvia is subject to various other legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of these proceedings with certainty, Onvia does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

12.  Subsequent Events

     In May 2001, Onvia repurchased $650,000 worth of common stock held by its Chief Strategy Officer pursuant to the terms of a retention bonus agreement dated March 30, 2001. In addition, Onvia repurchased an incremental $250,000 worth of common stock from the officer at Onvia's discretion. A total of 927,835 shares were repurchased at the fair value of the common stock on the transaction date.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Onvia's disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about Onvia's plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Onvia's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Risk Factors" below. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

Results of Operations

  Overview

     Onvia is a leading government-to-business and business-to-business exchange for business buyers and sellers. Onvia provides an exchange where businesses can access exchange services, buy products, obtain valuable news, product and service information and access business forms and productivity tools. Onvia's exchange services include a proprietary government-to-business exchange that allows business users the opportunity to participate in government procurement contracts and a request for quote service.

     In view of the rapidly changing nature of Onvia's business and limited operating history, Onvia believes that a historical comparison of revenue and operating results is not necessarily meaningful and should not be relied on as an indication of future performance. This is particularly true of companies such as Onvia that operate in new and rapidly evolving markets. As a result, Onvia's prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early state of development, particularly companies in new and rapidly evolving markets. See "Risk Factors" for a more complete description of the many risks Onvia faces.

  Recent Developments

  Product Outsourcing Agreement

     In December 2000, Onvia entered into a strategic partnership agreement with firstsource, whereby firstsource, through a private label solution, provided product purchasing and fulfillment services for Onvia's web site beginning January 7, 2001. Onvia's decision to outsource its product sales operations is aimed at reducing costs and focusing on other growth strategies such as development of Onvia's government-to-business and business-to-business exchange. Due to the outsourcing of its product sales, Onvia's gross product revenue decreased from $49.4 million in the fourth quarter of 2000 to $8.4 million in the first quarter of 2001 and will decrease to insignificant amounts thereafter. Additionally, gross product margin decreased from negative 5.1% in the fourth quarter of 2000 to negative 13.1% in the first quarter of 2001 and will be insignificant to results of operations thereafter. Subsequent to January 7, 2001, Onvia began recognizing a commission on outsourced product sales instead of gross revenue from the sale of products when firstsource became the merchant of record. In the quarter ended March 31, 2001, Onvia recognized commission revenue on product sales of approximately $1.8 million.

     In late March 2001, Onvia determined that firstsource was having significant financial problems, and in April 2001, firstsource announced its insolvency, and Onvia transferred its product sales operations to Insight Enterprises, Inc. ("Insight"). Onvia anticipates that its commission revenue from product sales will decline under the new outsourcing arrangement with Insight due to lower commission rates and the elimination of guaranteed payments. As a result of the insolvency of firstsource, Onvia recorded a charge of approximately $2.8 million in the first quarter, which primarily consists of an uncollectible $2.0 million promissory note with firstsource and $800,000 in prepaid development fees.

  Acquisition of DemandStar

     On March 5, 2001, Onvia acquired DemandStar.com, Inc. ("DemandStar"). The merger with DemandStar complements Onvia's current government-to-business exchange offerings and expands its sales force and customer base. Onvia accounted for this acquisition as a purchase business combination. Accordingly, DemandStar's results of operations are included in Onvia's combined results from the date of acquisition and goodwill of $20.4 million has been recorded for the purchase price in excess of the assets acquired.

  Stock Repurchase Plan

     On March 7, 2001, Onvia's Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia's common stock over the next year. In March 2001, Onvia repurchased 1,224,500 shares of its common stock for approximately $1.2 million.

  Divestiture of Canadian Operations and Web Hosting Business

     On March 13, 2001, Onvia implemented plans to sell or license its Canadian operations and close its web hosting business as a part of its overall strategic initiative to reduce costs and focus on its government-to-business exchange. As a result of these plans, Onvia recorded a restructuring charge on the elimination of these operations of approximately $24.3 million in the first quarter of 2001. The following table displays the restructuring costs by type:

Goodwill impairment                    $14,130
Asset writedowns                         7,264
Real estate                              2,433
Employee separation costs                  501
                                       -------
                                       $24,328
                                       =======

The following table displays the charges incurred by operating segment:

           Goodwill        Asset       Real      Employee
Segment   Impairment    Writedowns    Estate    Separation    Totals
-------   ----------    ----------    ------    ----------    ------
U.S.        $14,130       $6,598      $2,157       $161       $23,046
Canada            -          666         276        340         1,282
            -------       ------      ------       ----       -------
            $14,130       $7,264      $2,433       $501       $24,328
            =======       ======      ======       ====       =======

     Goodwill impairment is the charge to expense of goodwill acquired in the acquisition of the hosting business to its estimated net book value of zero. Asset writedowns are the estimated charge to record the impaired assets of the hosting and Canadian operations to their net realizable value. The impaired assets consist primarily of fixed assets and capitalized software used in Onvia's hosting operations, operating assets used in Onvia's Canadian operations, and assets idled in January 2001 as a result of the outsourcing of its product sales operations. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. Real estate costs include contractual obligations on lease arrangements and estimated broker fees.

     Employee separation costs include severance payments, health-care coverage and employment taxes for 22 employees in the United States and 17 employees in Canada. Of these terminated employees, 25 were in sales and marketing, 7 were in technology and development, and 7 were in general and administrative. In addition, Onvia accelerated the vesting on 157,259 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $530,000 and Onvia recovered approximately $662,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

     Total cash payments relating to the restructuring are $2.8 million. These payments are expected to be made in 2001 and are included in accrued liabilities in the consolidated balance sheet at March 31, 2001.

  Resignation of Chairman and Chief Executive Officer

     On April 5, 2001, Glenn S. Ballman resigned as Onvia's Chairman and Chief Executive Officer. Michael D. Pickett, Onvia's current President, Chief Operating Officer and former Chairman, will assume the responsibilities of Chairman and Chief Executive Officer in addition to his previous duties as President of Onvia. The Chief Operating Officer position and Mr. Ballman's position as a Class III director will not be filled at this time.

Quarters ended March 31, 2001 and 2000

     Net Loss. Onvia had a net loss attributable to common stockholders of $44.0 million for the quarter ended March 31, 2001, or a loss of $0.52 per share, compared with a loss of $25.9 million, or a loss of $0.71 per share, for the quarter ended March 31, 2000. Net loss attributable to common stockholders excluding the restructuring charge and the firstsource charge was $16.8 million, or a loss of $0.20 per share, for the quarter ended March 31, 2001 compared to $25.9 million, or a loss of $0.71 per share, for the quarter ended March 31, 2000.

     Revenue. Revenue decreased to $11.9 million for the quarter ended March 31, 2001 from $21.5 million for the quarter ended March 31, 2000. Product revenues were $8.4 million and $21.3 million in the quarters ended March 31, 2001 and 2000, respectively, while exchange revenues were $3.4 million and $171,000 for the same periods. The decrease in product revenues was due to the outsourcing of Onvia's product sales operations. Under the new product sales arrangement, Onvia recognizes revenue from product sales on a commission basis, not on a gross basis. The increase in exchange revenues was due to license fees from platform licensing, higher advertising revenues and the introduction of the government-to-business exchange to the web site.

     International revenues were approximately $718,000, or 6.1% of total revenue, for the quarter ended March 31, 2001 compared with $2.7 million, or 12.7% of total revenue, for the quarter ended March 31, 2000. The decrease in international revenues was due to the outsourcing of product sales by Onvia's Canadian operations to Insight. International revenues will be insignificant in future periods due to Onvia's decision to sell or license its Canadian operations.

     Gross Margin (Loss). Overall gross margin improved to a positive 16.0% for the quarter ended March 31, 2001 from negative 13.2% for the quarter ended March 31, 2000. The improvement in gross margin is attributable to the outsourcing of the product sales operations, and to an increase in platform licensing fees, exchange services and advertising, which are higher margin revenue streams. Gross margin from product sales improved to negative 13.1% from negative 14.1% in the quarters ended March 31, 2001 and 2000, respectively. Gross margin from exchange and other revenues was 88.3% and 100.0% for the quarters ended March 31, 2001 and 2000, respectively. Gross margin from exchange and other revenue decreased due to the addition of Onvia's government-to-business exchange, which has customer service and document fulfillment costs included in cost of revenues.

     Sales and Marketing. Sales and marketing expenses were approximately $8.9 million for the quarter ended March 31, 2001, compared to $15.2 million for the quarter ended March 31, 2000. The decrease in sales and marketing expenses is due to a decrease in advertising and marketing spending and reductions in headcount due to the outsourcing of Onvia's product sales organization.

     Technology and Development. Technology and development expenses were $5.3 million for the quarters ended March 31, 2001 and 2000.

     General and Administrative. General and administrative expenses were $2.6 million for the quarter ended March 31, 2001, compared to $3.6 million for the quarter ended March 31, 2000. The decrease is primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal, professional and recruiting fees.

     Restructuring Charge. Onvia recorded a restructuring charge of approximately $24.3 million in the quarter ended March 31, 2001. This charge consists primarily of the write off of goodwill on Onvia's hosting operations, employee severance costs and the write off of property and equipment and internally developed software relating to Onvia's hosting and Canadian operations. Severance related costs will be paid through May 2001.

     Firstsource Charge. As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for Onvia's web site through April 2001, Onvia recorded a charge of approximately $2.8 million, which consists primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

     Interest Income and Other, Net. Interest income and other, net, was approximately $1.8 million for the quarter ended March 31, 2001, compared to approximately $786,000 for the quarter ended March 31, 2000. The increase is due to interest income earned on proceeds from Onvia's initial public offering held in money market funds and other short-term investments.

     Noncash Stock-based Compensation. Onvia records unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employees, unearned stock compensation is the difference between the fair market value of its common stock and the exercise price of the options. For non-employees, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At March 31, 2001, unearned stock compensation was $4.2 million. Onvia has recorded $1.3 million of noncash stock-based compensation expense for the quarter ended March 31, 2001, compared to $1.5 million for the quarter ended March 31, 2000. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

     Amortization of Goodwill. Amortization of goodwill was approximately $3.7 million for the quarter ended March 31, 2001. Onvia acquired Zanova Inc., Globe-1 Incorporated, and Hardware.com, Inc. in the third quarter of 2000 and DemandStar in the first quarter of 2001. Onvia accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia has recorded goodwill of $64.6 million, which is amortized on a straight-line basis over three years from the date of the acquisition. In conjunction with its decision to close its hosting operations, Onvia wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. At March 31, 2001, unamortized goodwill related to business combinations was $40.8 million.

     Beneficial Conversion Feature. Onvia recorded a reduction of its beneficial conversion feature of $287,000 in the quarter ended March 31, 2000. The recovery is due to reversal of the beneficial conversion feature on Series C preferred stock repurchased in February 2000.

     Provision for Income Taxes. Onvia has incurred net operating losses from March 25, 1997 (inception) through March 31, 2001, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

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

     Onvia's combined cash, cash equivalents and short-term investments were $118.6 million at March 31, 2001. The short-term investment portfolio is invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. As part of its portfolio on March 31, 2001, Onvia held $10,000,000 of commercial paper issued by Pacific Gas and Electric ("PG&E"). On February 20, 2001, PG&E defaulted on its payments on its outstanding commercial paper and at March 31, 2001 was trading at approximately 79% of its face value. As of March 31, 2001, Onvia recorded an unrealized loss on this investment in the amount of $2.1 million as other comprehensive income in the equity section of its balance sheet. On April 30, 2001, Onvia sold its investment in PG&E at its $10 million face value. At March 31, 2001, Onvia's working capital was $106.5 million.

     In April 2001, Glenn S. Ballman resigned as Onvia's Chairman and Chief Executive Officer. The terms of Mr. Ballman's separation include eighteen months of salary and benefits totaling approximately $350,000, and Onvia's repurchase of up to 6,000,000 shares of Mr. Ballman's stock at fair market value. Any proceeds from the share repurchase will be used to repay all notes outstanding between Mr. Ballman and Onvia totaling approximately $385,000, and satisfy the loans the Onvia has guaranteed on Mr. Ballman's behalf. Upon repayment of Mr. Ballman's loans, the $4.0 million security deposit recorded in other assets will be returned to Onvia.

     In May 2001, Onvia repurchased $650,000 worth of common stock held by its Chief Strategy Officer pursuant to the terms of a retention bonus agreement dated March 30, 2001. In addition, Onvia repurchased an incremental $250,000 worth of common stock from the officer at Onvia's discretion. A total of 927,835 shares were repurchased at the fair value of the common stock on the transaction date.

Operating Activities

     Net cash used by operating activities was $32.5 million for the quarter ended March 31, 2001, compared to $22.7 million for the quarter ended March 31, 2000. The increase in net cash used by operating activities in 2001 is primarily attributable to increases in net losses and decreases in accounts payable, unearned revenues, and accrued expenses offset by goodwill amortization, impairments to goodwill and operating assets, write offs due to the insolvency of firstsource, and decreases in accounts receivable and inventory.

Investing Activities

     Net cash provided by investing activities was $36.0 million for the quarter ended March 31, 2001, compared to net cash used of $23.4 million for the quarter ended March 31, 2000. The increase in 2001 is primarily attributable to increases in sales of short-term investments and cash acquired in the acquisition of DemandStar, offset by purchases of property and equipment and issuances of notes receivable.

Financing Activities

     Net cash used in financing activities was $2.5 million for the quarter ended March 31, 2001, compared to net cash provided of $231.9 million for the quarter ended March 31, 2000. The decrease in 2001 is primarily attributable to the sale of equity securities in Onvia's initial public offering in the first quarter of 2000.

     Onvia's future liquidity and capital requirements will depend on numerous factors. For example, Onvia's pace of expansion will affect its future capital requirements, as will Onvia's decision to acquire or invest in complementary businesses and technologies. However, Onvia believes that the existing cash, cash equivalents and short-term investments will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. In addition, Onvia expects its gross margins to continue to improve and its operating expenses to be reduced as a result of its product outsourcing arrangement with Insight, and its focus on the exchange, which will further reduce Onvia's cash requirements. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which is effective for Onvia for the fiscal quarter beginning January 1, 2001, requires Onvia to recognize all derivatives as either assets or liabilities in Onvia's balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia's financial position, results of operations or cash flows.

RISK FACTORS

     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Onvia and its business because such factors may have a significant impact on Onvia's business, results of operations and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Onvia's other Securities and Exchange

Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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

     . sales or repurchases of its common stock;

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

  Termination of contracts may harm Onvia's business

     Currently, Onvia has contracts with nearly 300 governmental entities. Generally, these contracts are cancelable by either party upon 30 days' notice. The decision by a number of governments not to renew existing contracts or the termination of several of these contracts may result in significant revenue shortfalls. Revenue shortfalls would result because agreements with vendors, who pay fees to Onvia in order to use its system to sell to government agencies, are cancelable by either party upon 30 days' notice. Onvia will notify appropriate vendors if a government terminates or fails to renew an agreement. The vendor could then choose to cancel its vendor agreement with Onvia, which would result in revenue shortfalls. If these revenue shortfalls occur, Onvia's business and financial condition would be harmed. Onvia cannot be certain if, when, or to what extent governments might fail to renew or terminate any or all of their contracts with Onvia.

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

  Onvia may fail to develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

     Onvia's success depends in part upon its ability to rapidly establish its own products and services as the standard used by principal governmental entities and agencies in the United States. In order to increase revenue in the future, Onvia must continue to develop products and services that governments, businesses and citizens will find valuable, and there is no guarantee that it will be able to do so. If Onvia is unable to develop products and services that allow it to attract, retain and expand its current user base, its revenues and future operating results may be harmed. Onvia cannot assure that its products and services will appeal to a sufficient number of Internet users to generate continued revenue growth.

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

  If the merger does not meet the expectations of financial or industry analysts or Onvia's investors, the market price of Onvia's common stock may decline

     Onvia may have made incorrect assumptions about DemandStar's business and operations, such as the ability of DemandStar to secure additional business from government customers and vendors selling to those customers, and to continue to execute its strategic plan. Consequently, Onvia may not achieve the forecasted benefits of the merger, including improved financial results, to the extent anticipated by Onvia, or financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of Onvia's common stock may decline.

  Onvia depends on government agencies and small business for the success of its exchange

     Onvia's success depends on government agencies and businesses joining and actively participating in its exchange. Any failure of government agencies and businesses to participate in Onvia's exchange in sufficient and increasing numbers would make the exchange less attractive to buyers and consequently sellers. In order to provide buyers on the exchange an organized method for accessing operating resources, Onvia relies on sellers to maintain web-based catalogs, indexes identifying services and other means of organizing content. Onvia's inability to access and index this information would result in its customers having fewer products and services available to them through Onvia's exchange, which would adversely affect the usefulness of the exchange.

  Onvia's ability to grow its business depends in part on governments and businesses increasing their use of the Internet to conduct commerce and the Internet being able to support the demands of this growth

     Onvia's growth depends in part on increased use of the Internet by governments and businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for Onvia's services and products will be limited and its financial results may suffer.

     Even if governments and businesses increase their use of the Internet, the Internet infrastructure may not be able to support the demands of this growth. The Internet infrastructure must be continually improved and expanded in order to alleviate overloading and congestion. If the Internet's infrastructure is not improved or expanded, the Internet's performance and reliability will be degraded. Internet users may experience service interruptions as a result of outages and other delays occurring throughout the Internet. Frequent outages or delays may cause consumers and businesses to slow or stop their use of the Internet as a transaction-based medium.

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

     . potential difficulty in charging a fee from government agencies or their customers; and

     . business customers will provide Onvia data about themselves.

     Although Onvia expects to derive a significant portion of its future revenue from exchange services, Onvia has not yet fully evolved its revenue model for services associated with the exchange. The revenue associated with exchange services may be a combination of transaction and/or subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, Onvia cannot predict whether these services will be commercially successful or whether they will adversely impact revenues. Onvia would be seriously harmed if its exchange model is not commercially successful.

  Failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards and expectations could delay or hinder demand for or market acceptance of its products, which could hurt Onvia's growth and profitability

     To be successful, Onvia must develop, test and deploy new products that meet the usability expectations of the marketplace in a timely fashion. Due the importance of timely introduction of new products in the marketplace, Onvia may release a product that contains product defects. If Onvia releases a product that contains defects, or inadequate functionality and features, potential customers may become discouraged from using Onvia's products, and therefore harm its reputation and business.

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

  Onvia has a limited operating history, making it difficult to evaluate its business and future prospects

     Onvia was incorporated in March 1997. Onvia has been serving businesses since that time and has been focusing on including government agencies in its exchange only for the last year. Onvia has a limited operating history upon which an investor may evaluate its business and prospects. Onvia's potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as e-marketplaces. Onvia may not successfully address any of these risks. If Onvia does not successfully address these risks, its business will be seriously harmed.

     Prior to Onvia's strategic partnership with firstsource, substantially all of Onvia's revenue was derived from product sales. In January 2001, Onvia entered into a strategic relationship with firstsource to outsource Onvia's product sales. In April 2001, firstsource announced its insolvency, and Onvia entered into a strategic relationship with Insight Enterprises, Inc. ("Insight") to outsource Onvia's product sales. Under the strategic partnership previously with firstsource and now with Insight, Onvia's revenue derived from product sales is limited to a fixed percentage of sales to Onvia's customers. The commissions received by Onvia from Insight will be significantly lower than those anticipated from firstsource and the gross product revenues recognized by Onvia prior to entering into the firstsource relationship, and this decrease may have an adverse effect on Onvia's stock price.

  Problems with Insight's performance could reduce Onvia's commission and advertising revenue

     Onvia relies on Insight to service its customers and fulfill a portion of its obligations under its contracts with third parties. Problems may occur with Insight's performance, including its failure to fill orders correctly or in a timely manner, Insight's higher pricing strategies, technical problems with its systems, or Insight's becoming insolvent or otherwise unable to perform its obligations to Onvia. These and other problems with Insight could damage Onvia's reputation, discourage potential customers from purchasing products, decrease traffic to the private label website, result in Onvia breaching its obligations to third parties under existing contracts, and result in Onvia obtaining lower than projected commission and advertising revenue.

  Onvia has incurred negative cash flows in each quarter since inception, and it expects to incur significant negative cash flows in the future

     Onvia has incurred negative cash flows from operations in each quarter since inception. Under Onvia's current operating plan, it expects to continue to incur negative cash flows until the third quarter of 2002. To increase revenue, Onvia will need to continue to attract customers and suppliers to its exchange and expand its service offerings. Under its operating plan, it is also projected that Onvia will continue to incur significant sales and marketing, technology and development, general and administrative expenses. As a result, Onvia will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect Onvia's business, operating results and financial condition and may adversely affect the market price of Onvia's stock.

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

     If Onvia fails to do any of these tasks, it may complete unsuccessful acquisitions, possibly resulting in adverse consequences to Onvia's business. In March 2001, Onvia announced its intention to close its hosting operations, which was acquired in July 2000, and its Canadian operations in Vancouver, British Columbia. Onvia closed these operations as part of its overall strategic initiative to cut costs and focus on the development of its government-to-business exchange. Onvia currently intends to finance future acquisitions by using Onvia's common stock and cash for all or a portion of the consideration to be paid. In the event that Onvia's common stock does not maintain sufficient value, is delisted from Nasdaq or potential acquisition candidates are unwilling to accept Onvia's common stock as consideration for the sale of their businesses, Onvia may be required to use more cash, if available, in order to continue making acquisitions. If Onvia does not have sufficient cash, Onvia's growth through acquisitions could be limited unless it is able to obtain capital through additional debt or equity financings.

  Onvia's quarterly financial results are subject to fluctuations that may make it difficult to forecast its future performance

     Onvia expects its revenue and operating results to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of its results between quarters. Onvia's limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Factors that may affect its quarterly results include those discussed throughout this section. A significant portion of Onvia's subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters.

     Onvia's current and future levels of operating expenses and capital expenditures are based largely on its growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. Onvia may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm its business and results of operations. The breakdown of Onvia's strategic partnership with firstsource and consequent relationship the Insight is expected to result in a significant decline in Onvia's revenue. Additionally, any reduction in marketing expenditures for the sale of products may cause a decrease in traffic to the private label site, resulting in lower commission revenue from Insight.

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

  Onvia has begun to repurchase shares of its common stock on the Nasdaq National Market, however, its stock price may decline and Onvia could see the value of this investment decrease

     Onvia's board of directors has authorized the repurchase of up to $10 million shares of its common stock on the open market and as of April 30, 2001 has repurchased 2.4 million shares. However, Onvia's stock price is volatile, and Onvia could see the value of this investment of its own stock decline, which could adversely impact its financial position. There can be no assurance that Onvia will continue to repurchase shares in the future.

  Onvia may be unable to maintain its listing on Nasdaq, which could cause Onvia's stock price to fall and decrease the liquidity of Onvia's common stock

     Onvia's common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Onvia's common stock have a minimum bid price of $1.00 per share. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, Onvia's shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if Onvia does not file an appeal. On May 7, 2001, Onvia's common stock closed at a minimum bid price per share of $1.01. Onvia anticipates that it would appeal any determination to delist its common stock from the Nasdaq National Market.

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

     If Onvia's common stock were to be delisted from trading on the Nasdaq National Market, in order to obtain relisting on the Nasdaq National Market, Onvia would need to satisfy certain quantitative designation criteria that it does not currently meet.

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

  Success by John Meier in his action against Onvia could negatively impact its operating results and result in dilution to its stockholders

     In February 2000, John Meier filed an action in the Supreme Court of British Columbia, Canada against Onvia and Glenn Ballman, its founder, and former Chief Executive Officer and Chairman. Mr. Meier's claim is based upon allegations that he and Mr. Ballman had intentions to form a company similar to Onvia's and that Mr. Ballman's role in founding Onvia breached an alleged partnership with Mr. Meier and fiduciary duties owed to him. In this action, Mr. Meier asserts that he is entitled to 50% of Mr. Ballman's interest in Onvia, as well as 50% of the assets and business of Onvia. Based upon its investigation to date, Onvia believes that the allegations against it are wholly without merit and that the outcome of this action will not harm its business. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

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

  Onvia's executive officers and key employees are critical to its business, and these officers and key employees may not remain with Onvia in the future

     Onvia's business and operations are substantially dependent on the performance of its senior management and key employees, all of whom are employed on an at-will basis. The loss of Michael Pickett, its Chairman of the Board of Directors, Chief Executive Officer, and President and other key employees would likely harm Onvia's business.

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

  Onvia has implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of its stock

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

Interest Rate Risk

     Onvia's investment portfolio consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Onvia's primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution's security are limited to $10 million. As of March 31, 2001, Onvia considers the reported amounts of these investments to be reasonable approximations of their face values with the exception of commercial paper issued by Pacific Gas and Electric ("PG&E"). On February 20, 2001, PG&E defaulted on its payments on its outstanding commercial paper and at March 31, 2001 was trading at approximately 79% of its face value. As of March 31, 2001, Onvia recorded an unrealized loss of $2.1 million on its holdings of $10,000,000 in PG&E commercial paper. On April 30, 2001, Onvia sold its investment in PG&E at its $10 million face value. Historically, Onvia's interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates. Onvia manages its interest rate risk by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

Foreign Currency Risk

     Due to the operations of Onvia's wholly-owned subsidiary in Canada, its results of operations, financial position and cash flows can be materially affected by changes in the relative values of the Canadian dollar to the U.S. dollar. However, due to the relative stability of these two currencies in relation to one another, Onvia's past results of operations have not been materially affected by fluctuations in exchange rates. Onvia does not use derivative financial instruments to limit its foreign currency risk exposure. Once the disposition of its Canadian operations is complete, Onvia expects its foreign currency risk exposure to be insignificant.

Equity Price Risk

     Onvia does not own any significant equity instruments. Therefore, it believes it is not currently exposed to any direct equity price risk.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In February 2000, a potential investor filed a lawsuit in the Supreme Court of British Columbia, Canada against Onvia and its former chief executive officer for 50% of Onvia's assets and 50% of the former executive's equity interest in Onvia. The lawsuit is based upon the allegation that the potential investor and Onvia's former chief executive officer planned to form a company similar to Onvia. Based upon investigations to date, Onvia believes that the allegations against it are without merit and that the outcome of this action will not harm its business. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

In addition, from time to time Onvia is subject to various other legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of these proceedings with certainty, Onvia does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number     Title

10.1       Retention Bonus Agreement with Kristen Hamilton dated March 30, 2001

10.2       Separation Agreement with Glenn Ballman dated April 5, 2001

10.3 Amendment to Employment Agreement with Clark Westmoreland dated April 16, 2001

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended March 31, 2000:

On January 4, 2001, Onvia filed a Form 8-K announcing the product outsourcing arrangement between Onvia and firstsource corp.

On March 12, 2001, Onvia filed a Form 8-K announcing the acquisition of DemandStar.com, Inc.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ONVIA.COM, INC.


                                        By:  /s/  Michael Jacobsen
                                           ------------------------------
                                           Michael Jacobsen
                                           Acting Chief Financial Officer
                                           (Principal Financial Officer)

Date:  May 14, 2001

                                 EXHIBIT INDEX

Exhibit
  No.      Exhibit Description
-------    -------------------

10.1       Retention Bonus Agreement with Kristen Hamilton dated March 30, 2001

10.2       Separation Agreement with Glenn Ballman dated April 5, 2001

10.3 Amendment to Employment Agreement with Clark Westmoreland dated April 16, 2001