Form 10-Q
period 2001-06-30
ONVIA COM INC
filed 2001-08-03
CIK 1100917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

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

                              Yes [X]  No

     Common stock, par value $.0001 per share: 83,710,594 shares outstanding as of July 31, 2001.

                                ONVIA.COM, INC.

                                     INDEX
                                     -----

                                                                                  Page
                                                                                  ----
PART I.     FINANCIAL INFORMATION

      Item 1      Consolidated Financial Statements.                                3

      Item 2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                       12

      Item 3      Quantitative and Qualitative Disclosures about Market Risk.      28

PART II.    OTHER INFORMATION

      Item 1      Legal Proceedings.                                               29

      Item 2      Changes in Securities and Use of Proceeds.                       30

      Item 3      Defaults Upon Senior Securities.                                 30

      Item 4      Submission of Matters to a Vote of Security Holders.             30

      Item 5      Other Information.                                               30

      Item 6      Exhibits and Reports on Form 8-K.                                30

SIGNATURES                                                                         31

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,         December 31,
                                                                               2001              2000
                                                                          -------------      -------------
ASSETS                                                                              (In thousands)
                                                                                     (Unaudited)
Current Assets:
       Cash and cash equivalents                                            $ 102,628         $ 109,341
       Short-term investments                                                       -            49,806
       Accounts receivable, net                                                 1,291             6,400
       Inventory                                                                    -             4,139
       Prepaid expenses and other current assets                                4,919             5,355
                                                                          -------------      -------------

             Total current assets                                             108,838           175,041

Property and equipment, net                                                    10,685            18,379
Other assets, net                                                               6,839             9,783
Goodwill, net                                                                  37,953            37,873
                                                                          -------------      -------------

             Total assets                                                   $ 164,315         $ 241,076
                                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                     $   6,674         $  26,122
       Accrued expenses                                                         2,586             6,540
       Unearned revenue                                                         3,712             7,006
       Current portion of long-term debt                                        4,210             4,347
                                                                          -------------      -------------

             Total current liabilities                                         17,182            44,015

Long-term debt                                                                  1,815             1,773
                                                                          -------------      -------------

             Total liabilities                                                 18,997            45,788
                                                                          -------------      -------------

Stockholders' Equity:
       Common stock and additional paid in capital                            389,892           375,950
       Treasury stock                                                          (7,773)                -
       Unearned stock compensation                                             (3,367)           (5,676)
       Accumulated deficit                                                   (233,434)         (174,986)
                                                                          -------------      -------------
             Total stockholders' equity                                       145,318           195,288
                                                                          -------------      -------------

             Total liabilities and stockholders' equity                     $ 164,315         $ 241,076
                                                                          =============      =============

  See accompanying notes to the condensed consolidated financial statements.

   ONVIA.COM AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                                    -----------------------------     ---------------------------
                                                                         2001           2000              2001          2000
                                                                    -------------- --------------     ------------ --------------
                                                                      (In thousands, except per        (In thousands, except per
                                                                             share data)                      share data)
                                                                             (Unaudited)                      (Unaudited)
Revenue
      Exchange and other                                                 $2,126         $    631       $   5,530       $     802
      Product                                                                 -           28,622           8,448          49,960
                                                                    -------------- --------------     ------------ --------------
            Total revenue                                                 2,126           29,253          13,978          50,762

Cost of revenue
      Exchange and other                                                    573                -             971               -
      Product                                                                 -           32,177           9,555          56,532
                                                                    -------------- --------------     ------------ --------------
            Total cost of revenue                                           573           32,177          10,526          56,532

Gross margin (loss)                                                       1,553           (2,924)          3,452          (5,770)

Operating expenses
      Sales and marketing (including noncash stock-based
            compensation of $1,478 and $2,180 in 2000 and
            $404 and $1,018 in 2001)                                      7,251           24,916          16,154          40,147
      Technology and development (including noncash stock-based
            compensation of $1,253 and $1,849 in 2000 and $342
            and $863 in 2001)                                             3,973            7,237           9,226          12,488
      General and administrative (including noncash stock-based
            compensation of $483 and $711 in 2000 and $132 and
            $332 in 2001)                                                 2,338            3,056           4,980           6,673
      Amortization of goodwill                                            3,864                -           7,596               -
      Restructuring charge (including noncash stock-based
            compensation of $133 in 2001)                                     -                -          24,328               -
      Firstsource charge                                                      -                -           2,854               -
                                                                    -------------- --------------     ------------ --------------
            Total operating expenses                                     17,426           35,209          65,138          59,308
                                                                    -------------- --------------     ------------ --------------

Loss from operations                                                    (15,873)         (38,133)        (61,686)        (65,078)

Interest income and other, net                                            1,334            3,450           3,172           4,235
                                                                    -------------- --------------     ------------ --------------

Net loss                                                                (14,539)         (34,683)        (58,514)        (60,843)

Reduction of beneficial conversion feature on preferred stock                 -                -               -             287
                                                                    -------------- --------------     ------------ --------------

Net loss attributable to common stockholders                           $(14,539)        $(34,683)      $ (58,514)      $ (60,556)
                                                                    ============== ==============     ============ ==============

Basic and diluted net loss per common share                            $  (0.17)        $  (0.48)      $   (0.69)      $   (1.11)
                                                                    ============== ==============     ============ ==============

Basic and diluted weighted average shares outstanding                    85,429           72,301          85,013          54,608
                                                                    ============== ==============     ============ ==============


  See accompanying notes to the condensed consolidated financial statements.

   ONVIA.COM, INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                                  --------------------------
                                                                                      2001          2000
                                                                                  ------------  ------------
                                                                                        (In thousands)
                                                                                         (Unaudited)
Cash Flows from operating activities
   Net loss                                                                        $ (58,514)    $ (60,843)
   Adjustments to reconcile net loss to net cash
          used in operating activities:
     Depreciation and amortization                                                     3,595         3,519
     Amortization of goodwill                                                          7,596             -
     Loss on sale of property and equipment                                              460             -
     Noncash stock-based compensation                                                  2,080         4,740
     Amortization of debt discount                                                       173           350
     Impairment of assets                                                              7,264             -
     Impairment of goodwill                                                           14,130             -
     Noncash charge related to firstsource                                             2,854             -
     Change in certain assets and liabilities, net of
          effects from purchase transactions:
           Accounts receivable, net                                                    5,005        (3,195)
           Inventory                                                                   4,087        (2,247)
           Prepaid expenses and other current assets                                    (296)       (6,417)
           Other assets                                                                 (332)       (4,423)
           Accounts payable                                                          (20,079)        7,402
           Unearned revenue                                                           (3,453)            -
           Accrued expenses                                                           (6,198)       14,065
                                                                                  ------------  ------------

   Net cash used in operating activities                                             (41,628)      (47,049)

Cash flows from investing activities
     Sale (purchase) of short-term investments, net                                   49,806       (69,800)
     Additions to property and equipment, net                                         (1,233)      (10,128)
     Additions to capitalized software                                                  (652)       (2,814)
     Issuance of notes receivable                                                     (4,000)            -
     Repayments of employee receivables                                                  224             -
     Direct costs of business combinations                                            (1,383)            -
     Cash acquired in business combinations                                            1,780             -
                                                                                  ------------  ------------

     Net cash provided by (used in) investing activities                              44,542       (82,742)

Cash flows from financing activities:
     Repayments on long-term debt                                                     (2,101)       (2,832)
     Proceeds from exercise of stock options and warrants                                205            52
     Net proceeds from issuance of common stock                                            -       233,923
     Repurchase of stock                                                              (8,015)         (476)
                                                                                  ------------  ------------

     Net cash (used in) provided by financing activities                              (9,911)      230,667

Effect of exchange rate changes on cash                                                  284            25
                                                                                  ------------  ------------

Net increase in cash and cash equivalents                                             (6,713)      100,901

Cash and cash equivalents, beginning of period                                       109,341        38,518
                                                                                  ------------  ------------

Cash and cash equivalents, end of period                                           $ 102,628     $ 139,419
                                                                                  ============  ============

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

2.   Net Loss Per Share

     Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for nonvested shares subject to repurchase by Onvia. As of June 30, 2001 and 2000, stock options, warrants and nonvested common stock totaling 12,373,608 and 16,013,538 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be anti-dilutive.

3.   ProjectGuides, Inc.

     On June 11, 2001, Onvia acquired the technology and certain assets of ProjectGuides, Inc. (ProjectGuides) to complement Onvia's business-to-government exchange. Additionally, Onvia offered employment to 20 former ProjectGuides employees. The acquired technology enhances Onvia's ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. Onvia paid $500,000 in cash, incurred transaction costs of approximately $50,000, assumed assets of $55,000 and liabilities of $255,000 resulting in a total purchase price of $805,000. The transaction was accounted for as a purchase and the results of operations from ProjectGuides from the date of acquisition are included in the financial statements. Acquired technology and goodwill of $750,000 will be amortized over an estimated useful life of 3 years.

4.   Acquisition of DemandStar.com

     On March 5, 2001, Onvia completed its acquisition of DemandStar.com, Inc. ("DemandStar"). The merger with DemandStar is intended to complement Onvia's current business-to-government exchange offerings and expand its sales force and existing customer base. In connection with the acquisition, Onvia issued approximately 5,033,000 shares of Onvia's common stock to acquire all of the outstanding common stock of DemandStar with a fair market value of approximately $10.5 million. In addition, Onvia exchanged DemandStar's options and warrants for options and warrants to purchase 2,564,280 shares of Onvia's common stock with a fair market value of approximately $3.7 million. Onvia incurred transaction costs consisting primarily of professional fees of approximately $700,000, resulting in a total purchase price of approximately $20.4 million. The resulting goodwill will be amortized over an expected life of 3 years. The transaction is intended to qualify as a tax-free reorganization and is accounted for as a purchase. Prior to the consummation of the transaction, Onvia loaned DemandStar $4,000,000 in the form of convertible promissory notes of which $2,000,000 was outstanding at December 31, 2000.

     The total purchase price paid for the DemandStar acquisition was allocated as follows (in thousands):

                                                           DemandStar
                                                           ----------

        Net liabilities acquired at fair value               $ 5,470
        Goodwill                                              14,930
                                                           ----------


           Total                                             $20,400
                                                           ==========


     The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six months ended June 30, 2001 and 2000 assuming DemandStar and ProjectGuides had been acquired at the beginning of the periods presented (in thousands, except per share data):



                                                   Six months ended
                                             6/30/2001         6/30/2000
                                             ---------         ---------

        Revenue                              $  14,653         $  50,991
        Net loss attributable
         to common stockholders                (64,604)          (67,764)
        Basic and diluted net loss
         per share                           $   (0.75)        $   (1.14)




     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

5.   Divestiture of Canadian Operations and Web Hosting Business

     On March 13, 2001, Onvia implemented plans to sell or license its Canadian operations and close its web hosting business as a part of its overall strategic initiative to reduce costs and focus on its business-to-government exchange. As a result of these plans, Onvia recorded a restructuring charge related to the elimination of these operations of approximately $24.3 million in the first quarter of 2001. The restructuring charge consisted of goodwill and asset impairments of $14.1 million and $7.3 million, respectively, real estate exit costs of $2.4 million and employee separation costs of approximately $500,000. The following table displays rollforwards of the accruals included in the restructuring charge established for real estate costs and employee separation costs from the first quarter of 2001 through June 30, 2001:

                                                                  Accruals at
                                  Initial         Amounts           June 30,
                                  Charges          Paid               2001
                               -------------  ---------------   ----------------
        Real estate             $   2,433       $      (814)       $     1,619
        Employee separation
        costs                         501              (501)                 -
                               -------------  ---------------   ----------------

                                $   2,934       $    (1,315)       $     1,619
                               =============  ===============   ================


     The remaining restructuring liability will be paid through December 31, 2001.

6.   Resignation of Chairman and Chief Executive Officer

     In April 2001, Glenn S. Ballman resigned as Onvia's Chairman and Chief Executive Officer. Mr. Ballman's separation agreement includes eighteen months of salary and benefits of approximately $350,000. Onvia also has a repurchase right for up to 6,000,000 shares of Mr. Ballman's stock at fair market value. In June 2001, Onvia was notified by Mr. Ballman of his intent to sell 879,717 shares back to Onvia at its fair market value of approximately $906,000. These shares will be repurchased in the third quarter of 2001. 80% of the proceeds from any share repurchase will be used to repay all notes outstanding between

     Mr. Ballman and Onvia which total approximately $385,000 at June 30, 2001, and satisfy the loans Onvia has guaranteed on Mr. Ballman's behalf. Upon repayment of Mr. Ballman's loans, the $4.0 million security deposit recorded in other assets will be returned to Onvia. Onvia's guarantee and loans outstanding to Mr. Ballman are collateralized by 6,000,000 shares of his common stock. Michael D. Pickett, Onvia's President, Chief Operating Officer and former Chairman, has assumed the responsibilities of Chairman and Chief Executive Officer in addition to his previous duties as President of Onvia.

7.   Product Outsourcing Agreement

     In April 2001, Onvia transferred its product sales operations to Insight Enterprises, Inc. ("Insight") upon the insolvency of firstsource, Onvia's previous purchasing fulfillment partner. Insight has been notified of Onvia's intent to terminate this agreement as a result of Onvia's planned closure of its business-to-business exchange. Onvia recognized commission revenue on product sales of $250,000 in the quarter ended June 30, 2001 included in exchange revenue. As a result of the insolvency of firstsource, Onvia recorded a charge of approximately $2.8 million in the first quarter of 2001, which consisted primarily of an uncollectible $2.0 million promissory note with firstsource and $800,000 in prepaid development fees.

8.   Stock Repurchase Plan

     On March 7, 2001, Onvia's Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia's common stock over the next year. Under this plan, Onvia repurchased 5,693,182 and 6,917,682 shares of its common stock for approximately $5.5 million and $6.8 million, respectively, in the three and six months ended June 30, 2001.

     In addition, in May 2001, Onvia repurchased $650,000 of common stock held by its Chief Strategy Officer pursuant to the terms of a retention bonus agreement dated March 30, 2001. In addition, Onvia repurchased an incremental $250,000 worth of common stock from this Officer at Onvia's discretion. A total of 927,835 shares were repurchased at the fair market value of the common stock on the transaction date.

9.   Segment Information

     The operating business segments reported below are the segments of Onvia for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Onvia evaluates its operations based on the geography of its two operations, the United States and Canada. The operating segment information for 2001 and 2000 has been reported in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                                      U.S.              Canada           Totals
                                                                  ---------------     ------------    ---------------
                                                                                    (In thousands)
Three months ended June 30, 2001
--------------------------------
     Net revenue                                                  $         2,126     $         -     $         2,126
     Net loss                                                             (14,539)              -             (14,539)
     Total assets                                                         164,294              21             164,315
     Property and equipment, net                                           10,685               -              10,685
     Other assets, net                                                      6,821              18               6,839
     Goodwill, net                                                         37,953               -              37,953
     Depreciation and amortization                                          4,953               -               4,953
     Interest income and other, net                                         1,334               -               1,334
     Noncash compensation expense                                             878               -                 878

Three months ended June 30, 2000
--------------------------------
     Net revenue                                                  $        25,684     $     3,569     $        29,253
     Net loss                                                             (32,400)         (2,283)            (34,683)
     Total assets                                                         244,533           2,125             246,658
     Property and equipment, net                                           12,879             643              13,522
     Other assets, net                                                      8,662              38               8,700
     Depreciation and amortization                                          2,285              35               2,320
     Interest income and other, net                                         3,442               8               3,450
     Noncash compensation expense                                           3,104             110               3,214

Six months ended June 30, 2001
------------------------------
     Net revenue                                                  $        13,260     $       718     $        13,978
     Net loss                                                             (56,086)         (2,428)            (58,514)
     Total assets                                                         164,294              21             164,315
     Property and equipment, net                                           10,685               -              10,685
     Other assets, net                                                      6,821              18               6,839
     Goodwill, net                                                         37,953               -              37,953
     Restructuring charge, including firstsource                           25,900           1,282              27,182
     Depreciation and amortization                                         11,101              65              11,166
     Interest income and other, net                                         3,187             (15)              3,172
     Noncash compensation expense                                           2,160              53               2,213

Six months ended June 30, 2000
------------------------------
     Net revenue                                                  $        44,458     $     6,304     $        50,762
     Net loss                                                             (57,401)         (3,442)            (60,843)
     Total assets                                                         244,533           2,125             246,658
     Property and equipment, net                                           12,879             643              13,522
     Other assets, net                                                      8,662              38               8,700
     Depreciation and amortization                                          3,428              91               3,519
     Interest income and other, net                                         4,225              10               4,235
     Noncash compensation expense                                           4,521             219               4,740


10.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133,

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

      In June 2001, FASB issued SFAS No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 and business combinations with a date of acquisition of July 1, 2001 or later are to be accounted for using the purchase method of accounting. The Company is currently studying this Statement to determine its effects on the Company's financial condition and results of operations.

      In June 2001, FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which addresses accounting and reporting for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance as established in this Statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. The Company is currently studying this Statement to determine its effects on the Company's financial statements.

11.   Commitments and Contingencies

      In the quarter ended June 30, 2001, two securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark
      T. Calvert, and Onvia's lead underwriters, Credit Suisse First Boston
      (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.

      Subsequent to June 30, 2001, several more securities class action suits with the same allegations were filed against the same defendants. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

      In February 2000, a potential investor filed a lawsuit in the Supreme Court of British Columbia, Canada against Onvia and its former chief executive officer for 50% of Onvia's assets and 50% of the former executive's equity interest in Onvia. The lawsuit alleges that the potential investor and Onvia's former chief executive officer planned to form a company similar to Onvia. Based upon investigations to date, Onvia believes that the allegations against it are without merit and that the outcome will not have a material impact upon its financial condition or results of operations. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

      From time to time Onvia is subject to various other legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of these proceedings with certainty, Onvia does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

12.   Subsequent Events

      Canadian License with Bell Zinc Corporation

      On July 12, 2001, Onvia entered into an Asset Purchase Agreement and Trademark License Agreement with Bell Zinc Corporation (BZ) for the sale and license of certain assets owned by Onvia's Canadian subsidiary. Under the terms of the agreements, Onvia sold the rights to certain contracts to BZ, and issued an exclusive license to use certain Onvia trademarks in Canada, including the Onvia Canada URLs. The license is effective for 2 years from the date of this agreement, and is renewable for one additional year at the agreement of both parties. Onvia also agreed not to compete in the online business-to-business space in Canada during the term of the exclusive license. Total license fees received by Onvia were approximately $300,000 and will be recorded ratably over the 2 year license period as other income.

      Reorganization and Restructuring Charge

      On July 18, 2001, Onvia implemented plans to further reduce corporate spending and focus on its business-to-government exchange. As a result of this strategic initiative, Onvia announced its intention to shutdown its business-to-business exchange and move its Florida development operations to Seattle. Onvia expects to record a restructuring charge related to the elimination of these operations of approximately $6.8 million in the third quarter of 2001. The following table displays an estimate of the restructuring costs by type:

          Asset writedowns                                  $     2,400,000
          Real estate and other exit costs                        1,600,000
          Employee separation costs                               2,800,000
                                                           ------------------

                                                            $     6,800,000
                                                           ==================

      Asset writedowns are the estimated charge to record the impaired assets of the eliminated operations at their net realizable value. The impaired assets consist primarily of fixed assets and capitalized software used in Onvia's business-to-business exchange and redundant operating assets used in Onvia's Florida operations. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value.

      Real estate and other exit costs include contractual obligations on lease arrangements and estimated broker fees.

      Employee separation costs include severance payments, health-care coverage and employment taxes for 125 affected employees. Of these terminated employees, 70 were in sales and marketing, 50 were in technology and development, and 5 were in general and administrative. In addition, Onvia accelerated the vesting on approximately 520,000 stock options and shares of nonvested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $195,000. Onvia recovered approximately $289,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

     Co-branded Site Agreement With Visa USA

     Effective July 10, 2001, Onvia and Visa USA Inc. mutually agreed to terminate their custom co-branded site agreement as of June 30, 2001. As of June 30, 2001, Onvia had $1.8 million in deferred revenue on its balance sheet related to this agreement and during the second quarter of 2001, had recognized approximately $722,000 in revenue. Onvia will recognize the remaining $1.8 million in deferred revenue as revenue in the quarter ended September 30, 2001.


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

Results of Operations

 Overview

   Onvia is a leading business-to-government exchange for government agency buyers and business suppliers. Onvia's proprietary business-to-government exchange allows business users the opportunity to participate in government procurement contracts. Onvia currently has over 20,000 subscribing business suppliers receiving over 200,000 bids per year from government agencies on its exchange.

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

Recent Developments


   Reorganization and Restructuring Charge

     On July 18, 2001, Onvia implemented plans to further reduce corporate spending and focus solely on its business-to-government exchange. As a result of this strategic initiative, Onvia announced its intention to shutdown its business-to-business exchange and reached a mutual agreement with Visa USA, Inc. to terminate their custom co-branded site agreement. This strategic relationship was established as a component of Onvia's business-to-business exchange in June 2000. The revenues derived from the business-to-business exchange were $1.5 million and $4.8 million for the three and six months ended June 30, 2001. Onvia's revenue from its government exchange was approximately $670,000 and $765,000, for the three and six months ended June 30, 2001.

   In July 2001, Onvia also announced the closure of its Florida development operations and will consolidate these operations in Seattle. The closure of these operations and Onvia's business-to-business exchange resulted in the termination of 125 employees of which 70 were in sales and marketing, 50 were in technology and development and 5 were in general and administrative. Onvia expects to record a restructuring charge of approximately $6.8 million, of which $4.5 million is cash expense and $2.3 million is net non-cash expense.

  ProjectGuides, Inc.

  On June 11, 2001, Onvia acquired the technology and certain assets of ProjectGuides, Inc. ("ProjectGuides") to complement Onvia's business-to-government exchange. Additionally, Onvia offered employment to 20 former ProjectGuides employees. The acquired technology enhances Onvia's ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. Onvia paid $500,000 in cash, incurred transaction costs of approximately $50,000, assumed assets of $55,000 and liabilities of $255,000 resulting in a total purchase price of $805,000. The transaction was accounted for as a purchase and the results of operations from ProjectGuides from the date of acquisition are included in the financial statements. Acquired technology and goodwill of $750,000 will be amortized over an estimated useful life of 3 years.


  Acquisition of DemandStar

  On March 5, 2001, Onvia acquired DemandStar.com, Inc. ("DemandStar"). The merger with DemandStar complements Onvia's current business-to-government exchange offerings and expands its sales force and customer base. Onvia accounted for this acquisition as a purchase business combination. Accordingly, DemandStar's results of operations are included in Onvia's combined results from the date of acquisition and goodwill of $20.4 million has been recorded for the purchase price in excess of the assets acquired.

  Product Outsourcing Agreement

  In April 2001, Onvia transferred its product sales operations to Insight Enterprises, Inc. ("Insight") upon the insolvency of firstsource, Onvia's previous purchasing fulfillment partner. Insight has been notified of Onvia's intent to terminate this agreement as a result of Onvia's planned closure of its business-to-business exchange. Onvia recognized commission revenue on product sales of $250,000 in the quarter ended June 30, 2001 included in exchange revenue.



  Resignation of Chairman and Chief Executive Officer

   On April 5, 2001, Glenn S. Ballman resigned as Onvia's Chairman and Chief Executive Officer. Michael D. Pickett, Onvia's current President, Chief Operating Officer and former Chairman, assumed the responsibilities of Chairman and Chief Executive Officer in addition to his previous duties as President of Onvia. There is no current plan to fill the Chief Operating Officer position and Mr. Ballman's position as a Class III director at this time.

  Three and six months ended June 30, 2001 and 2000

   Onvia had net losses attributable to common stockholders of $14.5 million and $58.5 million, or losses of $0.17 and $0.69 per share, for the three and six months ended June 30, 2001, respectively, compared with losses of $34.7 million and $60.6 million, or losses of $0.48 and $1.11 per share for the three and six months ended June 30, 2000, respectively. Loss from operations excluding amortization of goodwill, restructuring charges, the firstsource charge, and noncash stock-based compensation was $11.1 million and $24.7 million, or a loss of $0.13 and $0.29 per share, for the three and six months ended June 30, 2001, respectively, compared to $34.9 million and $60.3 million, or a loss of $0.48 and $1.10 per share, for the three and six months ended June 30, 2000, respectively.

   Revenue. Revenue decreased to $2.1 million and $14.0 million for the three and six months ended June 30, 2001 from $29.3 million and $50.8 million for the three and six months ended June 30, 2000. Product revenues were $0 and $8.5 million in the three and six months ended June 30, 2001 compared to $28.6 and $50.0 in the three and six months ended June 30, 2000. Exchange and other revenues were $2.1 million and $5.5 million for the same periods of 2001 compared to $631,000 and $802,000 for the same periods in 2000. The decrease in product revenues was due to the outsourcing of Onvia's product sales operations. Under the new product sales arrangement, Onvia recognizes revenue from product sales on a commission basis, not on a gross basis. With the closure of its business-to-business exchange, Onvia will no longer generate product revenue beginning in the third quarter of 2001. The increase in exchange revenues was due to license fees from platform licensing, higher advertising revenues and the introduction of the business-to-government exchange to the web site. Future exchange revenues will only consist of subscription fees from its business-to-government exchange and are expected to be approximately $700,000 in the quarter ending September 30, 2001.

   Gross Margin (Loss). Overall gross margin improved to a positive 73.0% and 24.7% for the three and six months ended June 30, 2001 from negative 10.0% and 11.4% for the three and six months ended June 30, 2000. The improvement in gross margin is attributable to the outsourcing of the product sales operations, and to an increase in platform licensing fees, exchange services and advertising, which are higher margin revenue streams. Gross margin from exchange and other revenues was 73.0% and 82.4% for the three and six months ended June 30, 2001, compared to 100% for the three and six months ended June 30, 2000. Gross margin from exchange and other revenue decreased beginning in March 2001 due to the addition of Onvia's business-to-government exchange, which has customer service and document fulfillment costs included in cost of revenues.

   Sales and Marketing. Sales and marketing expenses were approximately $7.3 million and $16.2 million for the three and six months ended June 30, 2001, compared to $24.9 million and $40.1 million for the three and six months ended June 30, 2000. The decrease in sales and marketing expenses is due to a decrease in advertising expenditures related to business-to-business promotions and reductions in headcount due to the outsourcing of Onvia's product sales organization.

   Technology and Development. Technology and development expenses were $4.0 million and $9.2 million for the three and six months ended June 30, 2001, compared to $7.2 million and $12.5 million for the three and six months ended June 30, 2000. The decrease in technology and development expenses is due to reductions in headcount due to the outsourcing of Onvia's product sales organization.

   General and Administrative. General and administrative expenses were $2.3 million and $5.0 million for the three and six months ended June 30, 2001, compared to $3.1 million and $6.7 million for the three and six months ended June 30, 2000. The decrease is primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal, professional and recruiting fees.

   Restructuring Charge. Onvia recorded a restructuring charge of $24.3 million in the six months ended June 30, 2001. This charge consists primarily of the write off of goodwill on Onvia's hosting operations, employee severance costs and the write off of property and equipment and internally developed software relating to Onvia's hosting and Canadian operations. Costs relating to this event will be paid through December 31, 2001.

   On July 18, 2001, Onvia implemented plans to further reduce corporate spending and focus solely on its business-to-government exchange. As a result of this strategic initiative, Onvia announced its intention to shutdown its business-to-business exchange and move its Florida development operations to Seattle. Onvia expects to record a restructuring charge related to the elimination of these operations of approximately $6.8 million in the third quarter of 2001.

   Firstsource Charge. As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for Onvia's web site through April 2001, Onvia recorded a charge of approximately $2.8 million in the period ended March 31, 2001, which consists primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

   Interest Income and Other, Net. Interest income and other, net, was approximately $1.3 million and $3.2 million for the three and six months ended June 30, 2001, compared to approximately $3.5 million and $4.2 million for the three and six months ended June 30, 2000. The decrease is due to Onvia's lower cash balance held in interest bearing accounts at June 30, 2001.

   Noncash Stock-based Compensation. Onvia records unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of its common stock and the exercise price of the options. For non-employee options and options assumed in a business combination, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At June 30, 2001, unearned stock compensation was $3.4 million. Onvia has recorded $878,000 and $2.2 million of noncash stock-based compensation expense for the three and six months ended June 30, 2001, compared to $3.2 million and $4.7 million for the three and six months ended June 30, 2000. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

   Amortization of Goodwill. Amortization of goodwill was approximately $3.9 million and $7.6 million for the three and six months ended June 30, 2001. Onvia acquired Zanova Inc., Globe-1 Incorporated, and Hardware.com, Inc. in the third quarter of 2000 and DemandStar in the first quarter of 2001. Onvia accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia has recorded goodwill of $64.6 million, which is amortized on a straight-line basis over three years from the date of the acquisition. In conjunction with its decision to close its hosting operations in March 2001, Onvia wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. At June 30, 2001, unamortized goodwill was $38.0 million.

   Beneficial Conversion Feature. Onvia recorded a reduction of its beneficial conversion feature of $287,000 in the quarter ended March 31, 2000. The recovery is due to reversal of the beneficial conversion feature on Series C preferred stock repurchased in February 2000.

   Provision for Income Taxes. Onvia has incurred net operating losses from March 25, 1997 (inception) through June 30, 2001, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not likely.

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

   Onvia's combined cash, cash equivalents and short-term investments were $102.6 million at June 30, 2001. Short-term investments, if any, are invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. As part of its portfolio on March 31, 2001, Onvia held $10,000,000 of commercial paper issued by Pacific Gas and Electric ("PG&E") and had recorded an unrealized loss on this investment in the amount of

$2.1 million in the equity section of its balance sheet. On April 30, 2001, Onvia sold its investment in PG&E at its $10 million face value. At June 30, 2001, Onvia's working capital was $91.7 million.

   In April 2001, Glenn S. Ballman resigned as Onvia's Chairman and Chief Executive Officer. Mr. Ballman's separation agreement includes eighteen months of salary and benefits of approximately $350,000. Onvia also has a repurchase right for up to 6,000,000 shares of Mr. Ballman's stock at fair market value. In June 2001, Onvia was notified by Mr. Ballman of his intent to sell 879,717 shares back to the Company at its fair market value of approximately $906,000. These shares will be repurchased in the third quarter of 2001. 80% of the proceeds from any share repurchase will be used to repay all notes outstanding between Mr. Ballman and Onvia, which total approximately $385,000 at June 30, 2001, and satisfy the loans Onvia has guaranteed on Mr. Ballman's behalf. Upon repayment of Mr. Ballman's loans, the $4.0 million security deposit recorded in other assets will be returned to Onvia. Onvia's guarantee and loans outstanding to Mr. Ballman are collateralized by 6,000,000 shares of his common stock. Michael D. Pickett, Onvia's President, Chief Operating Officer and former Chairman, has assumed the responsibilities of Chairman and Chief Executive Officer in addition to his previous duties as President of Onvia.

  On March 7, 2001, Onvia's Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia's common stock over the next year. Under this plan, Onvia repurchased 5,693,182 and 6,917,682 shares of its common stock for approximately $5.5 million and $6.8 million, respectively, in the three and six months ended June 30, 2001.

  In addition, in May 2001, Onvia repurchased $650,000 of common stock held by its Chief Strategy Officer pursuant to the terms of a retention bonus agreement dated March 30, 2001. In addition, Onvia repurchased an incremental $250,000 worth of common stock from this Officer at Onvia's discretion. A total of 927,835 shares were repurchased at the fair market value of the common stock on the transaction date.

Effective July 10, 2001, Onvia and Visa USA Inc. mutually agreed to terminate their custom co-branded site agreement as of June 30, 2001. As of June 30, 2001, Onvia had $1.8 million in deferred revenue on its balance sheet related to this agreement and during the second quarter of 2001, had recognized approximately $722,000 in revenue. Onvia will recognize the remaining $1.8 million in deferred revenue as revenue in the quarter ended September 30, 2001.

Operating Activities

   Net cash used by operating activities was $41.6 million for the six months ended June 30, 2001, compared to $47.0 million for the six months ended June 30, 2000. The decrease in net cash used by operating activities in 2001 is primarily attributable to a decrease in net losses, operating expenses, collection of accounts receivable and the sale of inventory.

 Investing Activities

   Net cash provided by investing activities was $44.5 million for the six months ended June 30, 2001, compared to net cash used of $82.7 million for the six months ended June 30, 2000. The increase in 2001 is primarily attributable to increases in sales of short-term investments, offset by purchases of property and equipment and issuances of notes receivable.

 Financing Activities

   Net cash used in financing activities was $9.9 million for the six months ended June 30, 2001, compared to net cash provided of $230.7 million for the six months ended June 30, 2000. The decrease in 2001 is primarily attributable to the sale of equity securities in Onvia's initial public offering in the first quarter of 2000.

   Onvia's future liquidity and capital requirements will depend on numerous factors. For example, Onvia's pace of expansion will affect its future capital requirements, as will Onvia's decision to acquire or invest in complementary businesses and technologies. However, Onvia believes that the existing cash, cash equivalents and short-term investments will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. Onvia expects its gross margins to deteriorate slightly due to the loss of the high margin revenue streams generated from its agreement with Visa USA, Inc. and from advertising on its business-to-business exchange. Onvia's focus, however, on its business-to-government exchange will further reduce Onvia's cash requirements. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms. Based upon its current operations, Onvia's management projects that it will be cash flow positive in the third quarter of 2002. Onvia has retained an investment banker to identify alternatives to assist Onvia in obtaining its goal of profitability and increase shareholder value.


Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which is effective for Onvia for the fiscal quarter beginning January 1, 2001, requires Onvia to recognize all derivatives as either assets or liabilities in Onvia's balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia's financial position, results of operations or cash flows.

In June 2001, FASB issued SFAS No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 and business combinations with a date of acquisition of July 1, 2001 or later are to be accounted for using the purchase method of accounting. The Company is currently studying this Statement to determine its effects on the Company's financial condition and results of operations.

In June 2001, FASB issued SFAS No. 142, " Goodwill and Other Intangible Assets", which addresses accounting and reporting for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance as established in this Statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. The Company is currently studying this Statement to determine its effects on the Company's financial statements.


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

  . announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments;

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

 Onvia may fail to develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

   Onvia's success depends in part upon its ability to rapidly establish its own products and services as the standard used by principal governmental entities and agencies in the United States. In order to increase revenue in the future, Onvia must continue to develop products and services that governments, businesses and citizens will find valuable, and there is no guarantee that it will be able to do so. If Onvia is unable to develop products and services that allow it to attract, retain and expand its current user base, its revenues and future operating results may be harmed. Onvia cannot ensure that its products and services will appeal to a sufficient number of Internet users to generate continued revenue growth.

 Onvia may lose the right to the content that it distributes, which is provided to it entirely by governmental entities

   Onvia does not own or create the governmental content distributed to its vendors in the form of request for proposal and related information. Onvia does not have an exclusive right to this content. Onvia cannot ensure that these data sources will continue to be available in the future. Governmental entities could terminate their contracts to provide data. The loss or the unavailability of Onvia's data sources in the future, or the loss of its rights to distribute some of the data sources, would harm its business, operating results and financial condition.

 Onvia will face challenges that may prevent it from successfully integrating Onvia, DemandStar, ProjectGuides, Inc. ("ProjectGuides") or any other future acquisition

   There are significant challenges to integrating Onvia, DemandStar, ProjectGuides, or any other future acquisition. Because integrating companies and technologies involves significant challenges and is a complex process, the anticipated benefits of a merger may not be achieved. The challenges involved in integrations include:

  . retaining existing customers and strategic partners of Onvia and the acquired business;

  . retaining and integrating management and other key employees of both

    Onvia and the acquired business;

  . coordinating research and development activities to enhance the introduction of new products, services and technologies;

  . addressing public perceptions of changes in Onvia's business focus;

  . combining service and product offerings effectively and quickly;

  . transitioning the business systems to a common information technology system;

  . persuading employees that the business cultures of Onvia and the acquired business are compatible;

  . offering services and products of Onvia and the acquired business to each other's customers and business associates;

  . marketing the combined company;

  . blending the pricing models;

  . developing and maintaining uniform standards, controls, and procedures and policies;

  . minimizing the potential disruption of Onvia's business and distraction of its management;

  . incorporating the acquired business' technology and products and services into the product and service offerings of Onvia; and

  . controlling expenses related to the integration of the companies.

   Onvia may not succeed in overcoming these risks or any other problems encountered in connection with a merger. The diversion of the attention of Onvia's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Onvia's business. If Onvia does not successfully integrate its current and future acquired businesses, the market price of Onvia's common stock may decline.

 If a merger does not meet the expectations of financial or industry analysts or Onvia's investors, the market price of Onvia's common stock may decline

   Onvia may have made incorrect assumptions about its acquired businesses and operations, such as the ability of the acquired businesses to secure additional business from government customers and vendors selling to those customers, and to continue to execute its strategic plan. Consequently, Onvia may not achieve the forecasted benefits of the merger, including improved financial results, to the extent anticipated by Onvia, or financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of Onvia's common stock may decline.

 Onvia's ability to grow its business depends in part on governments and businesses increasing their use of the Internet to conduct commerce and the Internet's ability to support the demands of this growth

   Onvia's growth depends in part on increased use of the Internet by governments and businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for Onvia's services and products will be limited and its financial results may suffer.

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

 Business-to-government ("B2G") exchange service platforms are at an early stage of development and market acceptance and may not prove to be viable

   Onvia has announced its intention to exit the business-to-business ("B2B") marketplace and, as a result, will shutdown its B2B exchange, which includes its Request for Quote service, News and Tools, and Buy Now exchange services. Onvia's management believes that by focusing its resources on the development of its B2G exchange, Onvia is in a better position to attain its revenue and profitability objectives. Broad and timely acceptance of Onvia's government exchange, which is critical to Onvia's future success, is subject to a number of significant risks. These risks include:

   . operating resource management and procurement on the Internet is a new market;

   . Onvia's need to significantly enhance the features and services of the exchange model to achieve acceptance and scalability;

   . a significant number of business suppliers will not be willing receive government procurement bids online;

   . a significant number of government agencies will not use Onvia's exchange to notify its business suppliers about potential procurement opportunities;

   . potential difficulty in charging a fee from government agencies or their business suppliers; and

   . business customers will not provide Onvia data about themselves.

   Although Onvia expects to derive a significant portion of its future revenue from government exchange services, Onvia has not yet fully evolved its revenue model for services associated with the exchange. The revenue associated with exchange services may be a combination of transaction and/or subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, Onvia cannot predict whether these services will be commercially successful or whether they will adversely impact revenues. Onvia would be seriously harmed if its exchange model is not commercially successful.

 Failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards and expectations could delay or hinder demand for or market acceptance of its products, which could hurt Onvia's growth and profitability

     To be successful, Onvia must develop, test and deploy new products in a timely fashion that meet the usability expectations of the marketplace. Due to the importance of timely introduction of new products in the marketplace, Onvia may release a product that contains defects. If Onvia releases a product that contains defects, or inadequate functionality and features, potential customers may become discouraged from using Onvia's products, and therefore harm its reputation and business.

 If Onvia fails to successfully integrate the government bid scraping technology acquired from ProjectGuides, Onvia will not achieve its anticipated growth and profitability objectives

     To create liquidity and eventual profitability from its B2G exchange, Onvia must aggregate a large volume of government procurement bids to distribute to its subscribing business suppliers. The technology acquired from ProjectGuides aggregates government procurement bids posted on the Internet in a cost-effective manner. If Onvia does not successfully integrate this technology, Onvia will need to find an alternative solution to acquire government bids, which will harm its projected revenue and profitability objectives.

     If regulations or legal restrictions are imposed upon bid scraping on the Internet, Onvia's business will be materially harmed

     Onvia's proprietary bid scraping technology will be integral to the it's success. If the process of bid scraping becomes regulated in the future and Onvia's process for acquiring government bids is no longer cost-effective, Onvia's business will be significantly harmed.

      If Onvia's competitors scrape the Onvia B2G exchange to acquire its accumulation of government bids, Onvia will lose its competitive advantage and its business will suffer

     Because there are no regulations protecting Onvia's rights to its government bid data, Onvia's competition could scrape the government bid information aggregated on Onvia's website for its own use. If Onvia's competitors obtain the bid information that Onvia has accumulated, Onvia's competition will increase, and Onvia's business could suffer.

     If government agencies require Onvia to provide the entire bid document to its subscribers, Onvia would need to develop a new method of obtaining bid documents, and its business would be harmed

     Onvia only provides its subscribers with a summary of the government bid notification, and not the complete bid document. Government agencies could receive complaints from a potential business supplier about the lack of detail provided in the bid notification distributed by Onvia. The agencies could consequently require Onvia to provide the complete document to its suppliers to eliminate any potential confusion during the bidding process. If this occurs, Onvia's current bid scraping technology would not be adequate to achieve these requirements, and Onvia would need to find a new method to accumulate thecomplete bid document for distribution to its subscribers.

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

   Prior to Onvia's strategic relationship with firstsource, substantially all of Onvia's revenue was derived from product sales. In January 2001, Onvia entered into a strategic relationship with firstsource to outsource Onvia's product sales. In April 2001, firstsource announced its insolvency, and Onvia entered into a strategic relationship with Insight Enterprises, Inc. ("Insight") to outsource Onvia's product sales. Under the strategic relationship previously with firstsource and now with Insight, Onvia's revenue derived from product sales is limited to a fixed percentage of sales to Onvia's customers. Onvia expects future commission revenue from this relationship to be negligible following the closure of its B2B exchange. This decrease may have an adverse effect on Onvia's stock price.

 Onvia has incurred negative cash flows in each quarter since inception, and it expects to incur significant negative cash flows in the future

   Onvia has incurred negative cash flows from operations in each quarter since inception. Under Onvia's current operating plan, it expects to continue to incur negative cash flows until the third quarter of 2002. To increase revenue, Onvia will need to continue to attract customers and suppliers to its exchange and expand its service offerings. Under its operating plan, it is also projected that Onvia will continue to incur significant sales and marketing, technology and development, and general and administrative expenses. As a result, Onvia will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect Onvia's business, operating results and financial condition and may adversely affect the market price of Onvia's stock.

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

   If Onvia fails to do any of these tasks, it may complete unsuccessful acquisitions, possibly resulting in adverse consequences to Onvia's business. In March 2001, Onvia announced its intention to close its hosting operations, which was acquired in July 2000, and its Canadian operations in Vancouver, British Columbia. Onvia closed these operations as part of its overall strategic initiative to cut costs and focus on the development of its B2G exchange.

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

   Onvia's current and future levels of operating expenses and capital expenditures are based largely on its growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. Onvia may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm its business and results of operations. The breakdown of Onvia's strategic relationship with firstsource and consequent relationship with Insight has resulted in a significant decline in Onvia's revenue. The closure of the B2B site will also result in a significant decline in Onvia's exchange revenue. Additionally, any reduction in marketing expenditures for the sale of products may cause a decrease in traffic to the private label site, resulting in lower commission revenue from Insight.

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

 Onvia has repurchased shares of its common stock on the Nasdaq National Market, however, its stock price may decline and Onvia could see the value of this investment decrease

   Onvia's board of directors has authorized the repurchase of up to $10 million shares of its common stock on the open market and as of June 30, 2001 has repurchased 6.9 million shares under this program. However, Onvia's stock price is volatile, and Onvia could see the value of this investment of its own stock decline, which could adversely impact its financial position. There can be no assurance that Onvia will continue to repurchase shares in the future.

 Onvia may be unable to maintain its listing on Nasdaq, which could cause Onvia's stock price to fall and decrease the liquidity of Onvia's common stock

   Onvia's common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Onvia's common stock have a minimum bid price of $1.00 per share. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, Onvia's shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if Onvia does not file an appeal. On June 20, 2001, Onvia received a letter from the Nasdaq National Market notifying the Company that it has not met the minimum bid price requirement for listing on the exchange. Onvia anticipates that it would appeal any determination to delist its common stock from the Nasdaq National Market.

   If Onvia's common stock is delisted and any appeal it might file receives an unfavorable determination by Nasdaq, its common stock would be removed from listing on the Nasdaq National Market, and Onvia would seek to have it listed for trading on the Nasdaq SmallCap Market. Onvia cannot assure you that it would be able to obtain listing for its common stock on the Nasdaq SmallCap Market or that it will be able on an ongoing basis to meet the maintenance requirements thereof.

   If Onvia's common stock were to be delisted from trading on the Nasdaq National Market, in order to obtain relisting on the Nasdaq National Market, Onvia would need to satisfy certain quantitative designation criteria that it does not currently meet.

   If Onvia's common stock were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq SmallCap Market, trading, if any, in its common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the

"pink sheets." Delisting of Onvia's common stock would result in limited release of the market price of the common stock and limited news coverage of Onvia and could restrict investors' interest in the common stock. Also, a delisting could materially and adversely affect the trading market and prices for Onvia's common stock and Onvia's ability to issue additional securities or to secure additional financing. In addition, if Onvia's common stock were not listed and the trading price of the common stock was less than $5 per share, Onvia's common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, Onvia's common stock could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Onvia's common stock.

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

   Onvia intends to continue to implement industry-standard security measures, but it cannot ensure that the measures it implements will not be circumvented. The costs and resources required to alleviate security problems may result in interruptions, delays or cessation of service to its customers, which could harm its business.

  Any settlement or claim awarded against Onvia as a result of the securities class action suits filed against Onvia could negatively impact its operating results

  In the quarter ended June 30, 2001, two securities class action suits have been filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia's lead underwriters, Credit Suisse First Boston (CSFB). The suits have been filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaint charges defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.

  Subsequent to June 30, 2001, several more securities class action suits have been filed against the same defendants. The complaints make the same allegations as the two previous suits. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

  The results of litigation proceedings are inherently unpredictable, however, and Onvia is unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred. Onvia expects its Directors and Officers insurance to cover any award or settlement as a result of these claims. Although

Onvia believes it is unlikely, any cash award or settlement in excess of Onvia's Directors and Officers insurance to the plaintiffs could have a material negative impact on its operating results and financial condition. It is also possible that defense of these claims will result in a significant diversion of management attention.

  Success by John Meier in his action against Onvia could negatively impact its operating results and result in dilution to its stockholders

   In February 2000, John Meier filed an action in the Supreme Court of British Columbia, Canada against Onvia and Glenn S. Ballman, its founder, and former Chief Executive Officer and Chairman. Mr. Meier's claim is based upon allegations that he and Mr. Ballman had intentions to form a company similar to Onvia and that Mr. Ballman's role in founding Onvia breached an alleged relationship with Mr. Meier and fiduciary duties owed to him. In this action, Mr. Meier asserts that he is entitled to 50% of Mr. Ballman's interest in Onvia, as well as 50% of the assets and business of Onvia. Based upon its investigation to date, Onvia believes that the allegations against it are wholly without merit and that the outcome of this action will not harm its business. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

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

 Intense competition could impede Onvia's ability to gain market share and harm its financial results

   The B2G e-commerce markets are new, rapidly evolving and intensely competitive, and Onvia expects competition to intensify in the future. Onvia's business could be severely harmed if Onvia is not able to compete successfully against current or future competitors. Although Onvia believes that there may be opportunities for several providers of products and services similar to Onvia's, a single provider may dominate the market. Onvia expects that additional companies will offer companies e-commerce solutions in the future.

Onvia's current and potential competitors include companies such as AMS, Digital Commerce, NIC Commerce, ProcureNet and other companies focused on providing services to government agencies.

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

 Onvia's business will suffer if it is unable to hire and retain highly qualified employees

   Onvia's future success depends on its ability to identify, hire, train and retain highly qualified sales and marketing, technical, managerial and administrative personnel. As Onvia continues to introduce new services, products and features on its web site, and as its customer base continues to grow, Onvia will need to hire qualified personnel. Competition for qualified personnel, especially those with Internet experience, is intense, and Onvia may not be able to attract, train, assimilate or retain qualified personnel in the future. In addition, Onvia's recent layoffs and reductions in workforce may affect its ability to attract new qualified personnel as it grows. Onvia's failure to attract, train, assimilate and retain qualified personnel could seriously disrupt its operations and could increase its costs as Onvia would be required to use more expensive outside consultants.

 Onvia's executive officers and key employees are critical to its business, and these officers and key employees may not remain with Onvia in the future

   Onvia's business and operations are substantially dependent on the performance of its senior management and key employees, all of whom are employed on an at-will basis. The loss of Michael D. Pickett, Chairman of the Board of Directors, Chief Executive Officer, and President of Onvia and other key employees would likely harm Onvia's business.

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

     Onvia may require substantial additional funds to expand its marketing activities, to continue to develop and upgrade its technology and to acquire entities. If Onvia issues convertible debt or equity securities to raise additional funds, Onvia's existing stockholders will be diluted.

 The performance of its web site is critical to Onvia's business and its reputation

   Any system failure that causes an interruption in the service of Onvia's government exchange or a decrease in its responsiveness could result in reduced activity and reduced revenue. Further, prolonged or ongoing performance problems on its web site could damage Onvia's reputation and result in the permanent loss of customers. In the past, system interruptions have made Onvia's web site totally unavailable, slowed its response time or prevented Onvia from making its service available to its customers, and these problems may occur again in the future.

   As of June 2001, Onvia moved all of its web servers in-house at its corporate headquarters in Seattle, Washington from its previous off-site location at Exodus Communications. Onvia's lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of its hosting or exchange web site service. Regardless of whether Onvia's servers are maintained by Exodus or Onvia, Onvia's backup systems may not be sufficient to prevent major interruptions to its operations, and it has not finalized and tested its disaster recovery plan. Onvia may not have sufficient business interruption insurance to cover losses from major interruptions.

   Customers and visitors to Onvia's web site depend on their own Internet service providers, online service providers and other web site operators for access to the Onvia web site. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Onvia's systems.

 Onvia's services and products depend upon the continued availability of licensed technology from third parties

   Onvia licenses, and will continue to license, technology integral to its services and products from third parties. If Onvia is unable to acquire or retain key third-party product licenses or integrate the related third-party products into its exchange services, Onvia's service and product development may be delayed. Onvia also expects to require new licenses in the future as its business grows and technology evolves. Onvia may not be able to obtain these licenses on commercially reasonable terms, if at all.

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

   . removal of any of Onvia's board of directors;

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

 Onvia has implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of its stock

   Provision of Onvia's certificate of incorporation and bylaws, as well as provisions of Delaware law, Onvia's state of incorporation, can have the effect of making it difficult for a third party to acquire Onvia, even if doing so would be beneficial to its stockholders.

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

Interest Rate Risk

   Onvia's investment portfolio typically consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Onvia's primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution's security are limited to $10 million. As of June 30, 2001, Onvia considers the reported amounts of these investments to be reasonable approximations of their face values. On February 20, 2001, Pacific Gas and Electric (PG&E) defaulted on its payments on its outstanding commercial paper and at March 30, 2001 was trading at approximately 79% of its face value. On April 30, 2001, Onvia sold its investment in PG&E at its $10 million face value. Historically, Onvia's interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates. Onvia manages its interest rate risk by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the quarter ended June 30, 2001, two securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia's lead underwriters, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaints charge the defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.

Subsequent to June 30, 2001, several more securities class action suits with the same allegations were filed against the same defendants. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.


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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on May 11, 2001.

The following proposals were adopted by the margins indicated:

1. To elect members of the Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

                                              Number of Shares
                                              ----------------
                                         For                 Withheld
                                       ----------           ---------
   Kenneth A. Fox                      61,682,476           6,100,940
   Steven D. Smith                     67,711,912              71,504


2. To ratify the Board of Directors selection of Deloitte & Touche LLP, as Onvia's independent auditors.

   For                                              67,642,120
   Against                                             116,901
   Abstain                                              24,395

3. Amendment to Onvia's Amended & Restated 1999 Stock Option Plan to increase the maximum number of shares subject to options that may be issued to any one employee during a fiscal year to 5,000,000 shares.

   For                                              59,586,951
   Against                                           8,150,457
   Abstain                                              46,008

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None


(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended June 30, 2001:

On April 9, 2001, Onvia filed a Form 8-K announcing the resignation of Glenn Ballman as Chairman of the Board, CEO and Class III Director of the Company.

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

Date:  August 3, 2001