Form 10-Q
period 2001-09-30
ONVIA COM INC
filed 2001-11-14
CIK 1100917

TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from _____ to _____

Commission file number 000-29609

ONVIA.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1859172
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1260 Mercer Street
Seattle, Washington 98109
(Address of principal executive offices, including zip code)

(Registrant's telephone number, including area code: (206) 282-5170)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Common stock, par value $.0001 per share: 78,608,616 shares outstanding as of October 31, 2001.

ONVIA.COM, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000

ASSETS	(In thousands)
	(Unaudited)
Current Assets:
Cash and cash equivalents	$90,944	$109,341
Short-term investments	—	49,806
Accounts receivable, net	419	6,400
Inventory	—	4,139
Prepaid expenses and other current assets	4,188	5,355

Total current assets	95,551	175,041

Property and equipment, net	8,233	18,379
Other assets, net	5,825	9,783
Goodwill, net	34,052	37,873

Total assets	$143,661	$241,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,995	$26,122
Accrued expenses	3,374	6,540
Unearned revenue	2,331	7,006
Current portion of long-term debt	3,231	4,347

Total current liabilities	15,931	44,015

Long-term debt	1,456	1,773

Total liabilities	17,387	45,788

Stockholders’ Equity:
Common stock and additional paid in capital	389,402	375,950
Treasury stock	(10,164)	—
Unearned stock compensation	(2,376)	(5,676)
Accumulated deficit	(250,588)	(174,986)

Total stockholders’ equity	126,274	195,288

Total liabilities and stockholders’ equity	$143,661	$241,076

See accompanying notes to the condensed consolidated financial statements.

3
[RETURN TO TABLE OF CONTENTS]

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

	(In thousands, except per share data)		(In thousands, except per share data)
	(Unaudited)		(Unaudited)

Revenue
Exchange and other	$2,644	$1,143	$8,174	$1,945
Product	—	44,189	8,448	94,149

Total revenue	2,644	45,332	16,622	96,094

Cost of revenue
Exchange and other	360	—	1,006	—
Product	—	47,010	9,555	103,542

Total cost of revenue	360	47,010	10,561	103,542

Gross margin (loss)	2,284	(1,678)	6,061	(7,448)

Operating expenses
Sales and marketing (including noncash stock-based compensation of $1,014 and $3,195 in 2000 and $306 and $1,324 in 2001)	4,409	16,487	20,888	56,635
Technology and development (including noncash stock-based compensation of $860 and $2,709 in 2000 and $259 and $1,122 in 2001)	3,299	8,580	12,525	21,068
General and administrative (including noncash stock-based compensation of $331 and $1,042 in 2000 and $100 and $432 in 2001)	2,095	3,757	7,075	10,430
Amortization of goodwill	3,927	2,695	11,523	2,695
Restructuring charge (including reversal of noncash stock-based compensation of ($219) and ($219) in 2000 and ($186) and ($319) in 2001	6,639	271	30,967	271
Firstsource charge	—	—	2,854	—

Total operating expenses	20,369	31,790	85,832	91,098

Loss from operations	(18,085)	(33,468)	(79,771)	(98,546)

Interest income and other, net	909	2,948	4,081	7,183

Net loss	(17,176)	(30,520)	(75,690)	(91,363)

Reduction of beneficial conversion feature on preferred stock	—	—	—	287

Net loss attributable to common stockholders	$(17,176)	$(30,520)	$(75,690)	$(91,076)

Basic and diluted net loss per common share	$(0.21)	$(0.39)	$(0.90)	$(1.48)

Basic and diluted weighted average shares outstanding	81,510	77,832	83,905	61,663

See accompanying notes to the condensed consolidated financial statements.

4
[RETURN TO TABLE OF CONTENTS]

ONVIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2001	2000
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net loss	$(75,690)	$(91,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,456	5,565
Amortization of goodwill	11,523	2,695
Loss on sale of property and equipment	467	—
Noncash stock-based compensation	2,559	6,726
Amortization of debt discount	227	492
Impairment of assets	9,507	—
Impairment of goodwill	14,130	—
Noncash charge related to firstsource	2,854	—
Change in certain assets and liabilities, net of effects from purchase transactions:
Accounts receivable, net	5,871	(3,786)
Inventory	4,087	(2,496)
Prepaid expenses and other current assets	435	(5,691)
Other assets	5	(4,347)
Accounts payable	(19,755)	7,547
Unearned revenue	(5,158)	—
Accrued expenses	(5,103)	25,499

Net cash used in operating activities	(49,585)	(59,159)

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	49,806	(71,207)
Additions to property and equipment, net	(1,141)	(15,671)
Additions to capitalized software	(800)	(3,823)
Issuance of notes receivable	(4,000)	—
Repayments of employee receivables	329	—
Direct costs of business combinations	(1,409)	(1,862)
Cash acquired in business combinations	1,780	3,723

Net cash provided by (used in) investing activities	44,565	(88,840)

Cash flows from financing activities:
Repayments on long-term debt	(3,492)	(3,729)
Proceeds from exercise of stock options and warrants	237	114
Net proceeds from issuance of common stock	—	233,839
Repurchase of stock	(10,410)	(476)

Net cash (used in) provided by financing activities	(13,665)	229,748

Effect of exchange rate changes on cash	288	119

Net (decrease) increase in cash and cash equivalents	(18,397)	81,868

Cash and cash equivalents, beginning of period	109,341	38,518

Cash and cash equivalents, end of period	$90,944	$120,386

See accompanying notes to the condensed consolidated financial statements.

5
[RETURN TO TABLE OF CONTENTS]

ONVIA.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia.com, Inc. and its wholly owned subsidiaries, collectively referred to as "Onvia". The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in Onvia’s Annual Report on Form 10-K ("Annual Report").

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for nonvested shares subject to repurchase by Onvia. As of September 30, 2001 and 2000, stock options, warrants and nonvested common stock totaling 9,508,821 and 13,225,100 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be anti-dilutive.

3. Reorganization and Restructuring Charge

On July 18, 2001, Onvia implemented plans to further reduce corporate spending and focus on its business-to-government exchange. As a result of this strategic initiative, Onvia announced the shutdown of its business-to-business exchange and the relocation of its Florida development operations to Seattle. Onvia recorded a restructuring charge related to the elimination of these operations of approximately $6.6 million in the third quarter of 2001. The following table displays the restructuring costs by type (in thousands):

Asset writedowns	$2,200
Real estate and other exit costs	1,700
Employee separation costs	2,700

$6,600

Asset writedowns are the estimated charge to record the impaired assets of the eliminated operations at their net realizable value. The impaired assets consist primarily of fixed assets and capitalized software used in Onvia’s business-to-business exchange and redundant operating assets used in Onvia’s Florida operations. The carrying value of a long-lived asset is considered

6
[RETURN TO TABLE OF CONTENTS]

impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value.

Real estate and other exit costs include contractual obligations on lease arrangements and estimated broker fees.

Employee separation costs include severance payments, health-care coverage and employment taxes for 125 affected employees. Of these terminated employees, 70 were in sales and marketing, 50 were in technology and development, and 5 were in general and administrative. In addition, Onvia accelerated the vesting on approximately 519,000 stock options and shares of nonvested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $184,000. Onvia recovered approximately $370,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

The following table displays rollforwards of the accruals included in the restructuring charge established for real estate costs and employee separation costs for the three months ended September 30, 2001 (in thousands):

	Initial Charges	Amounts Paid	Accruals at September 30, 2001
Real estate and other exit costs	$1,700	$(260)	$1,440
Employee separation costs	2,700	(1,762)	938

	$4,400	$(2,022)	$2,378

The remaining restructuring liability will be paid through June 30, 2002.

4. Divestiture of Canadian Operations and Web Hosting Business

On March 13, 2001, Onvia implemented plans to close its Canadian operations, license certain Canadian trademarks and close its web hosting business as a part of its overall strategic initiative to reduce costs and focus on its business-to-government exchange. As a result of these plans, Onvia recorded a restructuring charge related to the elimination of these operations of approximately $24.3 million in the first quarter of 2001. The restructuring charge consisted of goodwill and asset impairments of $14.1 million and $7.3 million, respectively, real estate exit costs of $2.4 million and employee separation costs of approximately $500,000. The following table displays rollforwards of the accruals included in the restructuring charge established for real estate costs and employee separation costs from the first quarter of 2001 through September 30, 2001 (in thousands):

	Initial Charges	Amounts Paid	Accruals at September 30, 2001
Real estate	$2,433	$(1,295)	$1,138
Employee separation costs	501	(501)	—

	$2,934	$(1,796)	$1,138

The remaining restructuring liability will be paid through June 30, 2002.

7
[RETURN TO TABLE OF CONTENTS]

On July 12, 2001, Onvia entered into an Asset Purchase Agreement and Trademark License Agreement with Bell Zinc Corporation ("BZ") for the sale and license of certain assets owned by Onvia’s Canadian subsidiary. Under the terms of the agreements, Onvia sold the rights to certain contracts to BZ, and issued an exclusive license to use certain Onvia trademarks in Canada, including the Onvia Canada URLs. The license is effective for 2 years from the date of this agreement, and is renewable for one additional year upon the agreement of both parties. Onvia also agreed not to compete in the online business-to-business space in Canada during the term of the exclusive license. Total license fees received by Onvia were approximately $300,000 and will be recorded ratably over the 2 year license period as other income.

5. Product Outsourcing Agreement

In April 2001, Onvia transferred its product sales operations to Insight Enterprises, Inc. ("Insight") upon the insolvency of firstsource, Onvia’s previous purchasing fulfillment partner. Insight has been notified of Onvia’s intent to terminate this agreement as a result of Onvia’s planned closure of its business-to-business exchange. Onvia recognized commission revenue on product sales of $250,000 in the quarter ended June 30, 2001 included in exchange revenue. As a result of the insolvency of firstsource, Onvia recorded a charge of approximately $2.8 million in the first quarter of 2001, which consisted primarily of an uncollectible $2.0 million promissory note with firstsource and $800,000 in prepaid development fees.

6. Co-branded Site Agreement with Visa

On July 10, 2001, Onvia and Visa, USA Inc. ("Visa") mutually agreed to terminate their custom co-branded site agreement as of June 30, 2001. Onvia recognized the remaining $1.8 million in deferred revenue relating to the Visa agreement as revenue in the quarter ended September 30, 2001.

7. ProjectGuides, Inc.

On June 11, 2001, Onvia acquired the technology and certain assets of ProjectGuides, Inc. ("ProjectGuides") to complement Onvia’s business-to-government exchange. Additionally, Onvia offered employment to 20 former ProjectGuides employees. The acquired technology enhances Onvia’s ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. Onvia paid $500,000 in cash, incurred transaction costs of approximately $50,000, assumed assets of $55,000 and liabilities of $255,000 resulting in a total purchase price of $805,000. The transaction was accounted for as a purchase and the results of operations from ProjectGuides from the date of acquisition are included in the financial statements. Acquired technology and goodwill of $750,000 will be amortized over an estimated useful life of 3 years.

8. Acquisition of DemandStar

On March 5, 2001, Onvia completed its acquisition of DemandStar.com, Inc. ("DemandStar"). The merger with DemandStar was intended to complement Onvia’s current business-to-government exchange offerings and expand its existing customer base. In connection with the acquisition, Onvia issued approximately 5,033,000 shares of Onvia’s common stock to acquire all of the outstanding common stock of DemandStar with a fair market value of approximately $10.5 million. In addition, Onvia exchanged DemandStar’s options and warrants for options and warrants to purchase 2,564,280 shares of Onvia’s common stock with a fair market value of approximately $3.7 million. Onvia incurred transaction costs consisting primarily of professional fees of approximately $700,000, resulting in a total purchase price of approximately $20.4 million. The resulting goodwill will be amortized over an expected life of 3 years. The transaction is intended to qualify as a tax-free reorganization and is accounted for as a purchase. Prior to the consummation of the transaction, Onvia loaned DemandStar $4,000,000 in the form of convertible promissory notes of which $2,000,000 was outstanding at December 31, 2000.

8
[RETURN TO TABLE OF CONTENTS]

The total purchase price paid for the DemandStar acquisition was allocated as follows (in thousands):

DemandStar

Net liabilities acquired at fair value	$5,470
Goodwill	14,930

Total	$20,400

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine months ended September 30, 2001 and 2000 assuming DemandStar and ProjectGuides had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Nine months ended
	9/30/2001	9/30/2000
Revenue	$17,297	$96,529
Net loss	(81,780)	(102,723)
Basic and diluted net loss per share	$(0.96)	$(1.54)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

9. Stock Repurchase Plan

On March 7, 2001, Onvia's Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia's common stock over the next year. Under this plan, Onvia repurchased 2,387,392 and 9,083,634 shares of its common stock for approximately $1.4 million and $8.1 million in the three and nine months ended September 30, 2001, respectively. In October 2001, Onvia's Board of Directors authorized an additional $5,000,000 available to repurchase shares under the existing plan.

In the quarter ended September 30, 2001, Onvia repurchased an incremental $100,000 of common stock from its former Chief Strategy Officer at Onvia's discretion. A total of 200,000 shares were repurchased at the fair market value of the common stock on the transaction date.

In April 2001, Glenn S. Ballman resigned as Onvia's Chairman and Chief Executive Officer. Onvia has a repurchase right for up to 6,000,000 shares of Mr. Ballman's stock at fair market value. In September 2001, Onvia repurchased 879,717 shares from Mr. Ballman at their fair market value of approximately $906,000.

10. Segment Information

The operating business segments reported below are the segments of Onvia for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Prior to the disposal of its Canadian operations in March 2001, Onvia evaluated its business based on the geography of its two operations, the United States and Canada. The operating segment information for 2001 and 2000 has been reported in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

9
[RETURN TO TABLE OF CONTENTS]

	U.S.	Canada	Totals
	(In thousands)
Three months ended September 30, 2001
Net revenue	$2,644	$—	$2,644
Net loss	(17,176)	—	(17,176)
Total assets	143,661	—	143,661
Property and equipment, net	8,233	—	8,233
Other assets, net	5,825	—	5,825
Goodwill, net	34,052	—	34,052
Restructuring charge	6,639	—	6,639
Depreciation and amortization	1,096	—	1,096
Amortization of goodwill	3,927	—	3,927
Interest income and other, net	909	—	909
Noncash compensation expense, net	479	—	479

Three months ended September 30, 2000
Net revenue	$41,450	$3,882	$45,332
Net loss	(28,507)	(1,913)	(30,520)
Total assets	273,702	3,090	276,792
Property and equipment, net	18,376	579	18,955
Other assets, net	9,192	42	9,234
Goodwill, net	41,569	—	41,569
Depreciation and amortization	1,983	63	2,046
Amortization of goodwill	2,695	—	2,695
Interest income and other, net	2,939	9	2,948
Noncash compensation expense, net	1,880	106	1,986

Nine months ended September 30, 2001
Net revenue	$15,904	$718	$16,622
Net loss	(73,262)	(2,428)	(75,690)
Total assets	143,661	—	143,661
Property and equipment, net	8,233	—	8,233
Other assets, net	5,825	—	5,825
Goodwill, net	34,052	—	34,052
Restructuring charge, including firstsource	32,539	1,282	33,821
Depreciation and amortization	4,391	65	4,456
Amortization of goodwill	11,523	—	11,523
Interest income and other, net	4,096	(15)	4,081
Noncash compensation expense, net	2,506	53	2,559

Nine months ended September 30, 2000
Net revenue	$85,908	$10,186	$96,094
Net loss	(86,008)	(5,355)	(91,363)
Total assets	273,702	3,090	276,792
Property and equipment, net	18,376	579	18,955
Other assets, net	9,192	42	9,234
Goodwill, net	41,569	—	41,569
Depreciation and amortization	5,411	154	5,565
Amortization of goodwill	2,695	—	2,695
Interest income and other, net	7,164	19	7,183
Noncash compensation expense, net	6,401	325	6,726

10
[RETURN TO TABLE OF CONTENTS]

11. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which was effective for Onvia for the fiscal quarter beginning January 1, 2001, requires Onvia to recognize all derivatives as either assets or liabilities in Onvia’s balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In June 2001, FASB issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. Under SFAS No. 141, all business combinations initiated after June 30, 2001 and business combinations with a date of acquisition of July 1, 2001 or later are to be accounted for using the purchase method of accounting. Onvia is currently studying this Statement to determine its effects on Onvia’s financial condition and results of operations.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses accounting and reporting for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance as established in this Statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. Onvia is currently studying this Statement to determine its effects on its financial statements and expects the amortization of goodwill and intangibles to be significantly reduced upon the adoption of these accounting standards commencing January 1, 2002; however, it is possible that significant impairment charges may be incurred upon adoption or in periods subsequent to adoption.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. Onvia will be required to adopt this Statement on January 1, 2003. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement establishes accounting standards for all long-lived assets to be disposed of including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued

11
[RETURN TO TABLE OF CONTENTS]

operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. Onvia will be required to adopt this Statement on January 1, 2002. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

12. Commitments and Contingencies

In the quarter ended June 30, 2001, two securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriters, Credit Suisse First Boston ("CSFB"). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering ("IPO") in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.

In the quarter ended September 30, 2001, three more securities class action suits with the same allegations were filed against the same defendants. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

In February 2000, a potential investor filed a lawsuit in the Supreme Court of British Columbia, Canada against Onvia and its former chief executive officer for 50% of Onvia’s assets and 50% of the former executive’s equity interest in Onvia. The lawsuit alleges that the potential investor and Onvia’s former chief executive officer planned to form a company similar to Onvia. Based upon investigations to date, Onvia believes that the allegations against it are without merit and that the outcome will not have a material impact upon its financial condition or results of operations. Onvia believes that it has valid defenses to this claim and intends to vigorously defend the action.

From time to time Onvia is subject to various other legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of the above proceedings with certainty, Onvia does not believe that the disposition of the above matters will have a material adverse effect on its financial position, results of operations or cash flows.

13. Reclassifications

Certain reclassifications of prior quarter balances have been made to conform to the current quarter presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Onvia’s disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and

12
[RETURN TO TABLE OF CONTENTS]

"intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about Onvia’s plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Onvia’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Risk Factors" below. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

Results of Operations

Overview

Onvia is a leading business-to-government exchange for government agency buyers and business suppliers. Onvia’s proprietary business-to-government exchange allows business users the opportunity to participate in government procurement contracts in five vertical markets. The vertical markets currently served are:

Architectural, Engineering and Environmental Services
IT Telecom
Consulting Services
Construction Services
Building Supply

In addition, Onvia expects to add two new verticals, Industry Supply and Operations and Maintenance, to its exchange in the fourth quarter of 2001. With the addition of the two new verticals, Onvia’s government exchange would include 80% of government bidding opportunities. Onvia currently has over 23,000 subscribing business suppliers receiving over 175,000 bids per year from government agencies on its exchange.

In view of the rapidly changing nature of Onvia’s business and limited operating history, Onvia believes that a historical comparison of revenue and operating results is not necessarily meaningful and should not be relied on as an indication of future performance. This is particularly true of companies such as Onvia that operate in new and rapidly evolving markets. As a result, Onvia’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. See "Risk Factors" for a more complete description of the many risks Onvia faces.

Recent Developments

Reorganization and Restructuring Charge

On July 18, 2001, Onvia implemented plans to further reduce corporate spending and focus solely on its business-to-government exchange. As a result of this strategic initiative, Onvia announced its intention to shutdown its business-to-business exchange and reached a mutual agreement with Visa USA, Inc. to terminate their custom co-branded site agreement. This strategic relationship was established as a component of Onvia’s business-to-business exchange in June 2000. The revenues derived from the business-to-business exchange were $1.8 million and $6.6 million for the three and nine months ended September 30, 2001. Onvia’s revenue from its business-to-government exchange was approximately $840,000 and $1.6 million for the three and nine months ended September 30, 2001.

In July 2001, Onvia also announced the closure of its Florida development operations and relocated these operations to Seattle. The closure of these

13
[RETURN TO TABLE OF CONTENTS]

operations and Onvia’s business-to-business exchange resulted in the termination of 125 employees of which 70 were in sales and marketing, 50 were in technology and development and 5 were in general and administrative. Onvia has recorded a restructuring charge of approximately $6.6 million, of which $4.6 million is cash expense and $2.0 million is net non-cash expense.

ProjectGuides, Inc.

On June 11, 2001, Onvia acquired the technology and certain assets of ProjectGuides, Inc. ("ProjectGuides") to complement Onvia’s business-to-government exchange. Additionally, Onvia offered employment to 20 former ProjectGuides employees. The acquired technology enhances Onvia's ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. Onvia paid $500,000 in cash, incurred transaction costs of approximately $50,000, assumed assets of $55,000 and liabilities of $255,000 resulting in a total purchase price of $805,000. The transaction was accounted for as a purchase and the results of operations from ProjectGuides from the date of acquisition are included in the financial statements. Acquired technology and goodwill of $750,000 will be amortized over an estimated useful life of 3 years.

Acquisition of DemandStar

On March 5, 2001, Onvia acquired DemandStar.com, Inc. ("DemandStar"). The merger with DemandStar complements Onvia’s current business-to-government exchange offerings and expands its sales force and customer base. Onvia accounted for this acquisition as a purchase business combination. Accordingly, DemandStar’s results of operations are included in Onvia’s combined results from the date of acquisition and goodwill of $20.4 million has been recorded for the purchase price in excess of the assets acquired.

Three and nine months ended September 30, 2001 and 2000

Onvia had net losses attributable to common stockholders of $17.2 million and $75.7 million, or losses of $0.21 and $0.90 per share, for the three and nine months ended September 30, 2001, respectively, compared with losses of $30.5 million and $91.1 million, or losses of $0.39 and $1.48 per share for the three and nine months ended September 30, 2000, respectively. Loss from operations excluding amortization of goodwill, restructuring charges, the firstsource charge, and noncash stock-based compensation was $6.9 million and $31.5 million, or a loss of $0.08 and $0.38 per share, for the three and nine months ended September 30, 2001, respectively, compared to $28.3 million and $88.6 million, or a loss of $0.36 and $1.44 per share, for the three and nine months ended September 30, 2000, respectively.

Revenue. Exchange and other revenues were $2.6 million and $8.2 million for the three and nine months ended September 30, 2001 compared to $1.1 million and $1.9 million for the same periods in 2000. The increase in exchange revenues was due to nonrecurring license revenue from the termination of the Visa cobranding agreement, and to the introduction of the business-to-government exchange to Onvia’s web site in the quarter ended June 30, 2001. Future exchange revenues will only consist of subscription fees from Onvia’s business-to-government exchange and are expected to be approximately $1.0 million in the quarter ending December 31, 2001. Product revenues were $0 and $8.4 million in the three and nine months ended September 30, 2001 compared to $44.2 and $94.1 in the three and nine months ended September 30, 2000. With the closure of its business-to-business exchange, Onvia no longer generates product revenue.

Gross Margin (Loss). Gross margin from exchange and other revenues declined to a positive 86.4% and 87.7% for the three and nine months ended September 30, 2001 from positive 100.0% for the three and nine months ended September 30, 2000. Gross margin from exchange and other revenue decreased beginning in March 2001 due to the addition of Onvia’s business-to-government exchange, which has bid and document fulfillment costs included in cost of revenues. Total gross margin was positive 86.4% and 36.5% for the three and nine months ended September 30, 2001 compared to negative 3.7% and 7.8% for the same periods in 2000. The improvement in overall

14
[RETURN TO TABLE OF CONTENTS]

gross margin is due to the outsourcing of Onvia’s product sales operations in January 2001. The outsourced product sales operations were eliminated in conjunction with the closure of Onvia's business-to-business website in July 2001.

Sales and Marketing. Sales and marketing expenses were approximately $4.4 million and $20.9 million for the three and nine months ended September 30, 2001, compared to $16.5 million and $56.6 million for the three and nine months ended September 30, 2000. The decrease in sales and marketing expenses is due to a decrease in advertising expenditures related to business-to-business promotions and reductions in headcount due to the closure of Onvia’s business-to-business and product sales organization.

Technology and Development. Technology and development expenses were $3.3 million and $12.5 million for the three and nine months ended September 30, 2001, compared to $8.6 million and $21.1 million for the three and nine months ended September 30, 2000. The decrease in technology and development expenses is due to reductions in headcount due to the closure of Onvia’s business-to-business website and product sales organization.

General and Administrative. General and administrative expenses were $2.1 million and $7.1 million for the three and nine months ended September 30, 2001, compared to $3.8 million and $10.4 million for the three and nine months ended September 30, 2000. The decrease is primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal, professional and recruiting fees.

Restructuring Charge. In the three and nine months ended September 30, 2001, Onvia recorded restructuring charges of $6.6 million and $31.0 million, respectively, compared to $271,000 in the same periods of 2000. In March 2001, Onvia recorded a restructuring charge of $24.3 million. This charge consists primarily of the write off of goodwill on Onvia's hosting operations, employee severance costs and the write off of property and equipment and internally developed software relating to Onvia's hosting and Canadian operations. Costs relating to this event will be paid through June 30, 2002.

On July 18, 2001, Onvia implemented plans to further reduce corporate spending and focus solely on its business-to-government exchange. As a result of this strategic initiative, Onvia shutdown its business-to-business exchange and relocated its Florida development operations to Seattle. Onvia recorded a restructuring charge related to the elimination of these operations of approximately $6.6 million. Costs relating to this event will be paid through June 30, 2002.

Firstsource Charge. As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for Onvia’s web site through April 2001, Onvia recorded a charge of approximately $2.8 million in the period ended March 31, 2001, which consists primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

Interest Income and Other, Net. Interest income and other, net, was approximately $909,000 and $4.1 million for the three and nine months ended September 30, 2001, compared to approximately $2.9 million and $7.2 million for the three and nine months ended September 30, 2000. The decrease is due to lower prevailing interest rates and Onvia’s lower cash balance held in interest bearing accounts during the three and nine months ended September 30, 2001.

Noncash Stock-based Compensation. Onvia records unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of its common stock and the exercise price of the options. For non-employee options and options assumed in a business combination, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At September 30, 2001, unearned stock compensation was $2.4 million. Onvia has recorded $479,000 and $2.6 million of net noncash stock-based compensation expense for the three and nine months ended September 30, 2001, compared to $2.0 million and $6.7 million for the

15
[RETURN TO TABLE OF CONTENTS]

three and nine months ended September 30, 2000. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill. Amortization of goodwill was approximately $3.9 million and $11.5 million for the three and nine months ended September 30, 2001 compared to $2.7 million in the same periods of 2000. Onvia acquired Zanova Inc., Globe-1 Incorporated, and Hardware.com, Inc. in the third quarter of 2000 and DemandStar in the first quarter of 2001. Onvia accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia has recorded goodwill of $64.6 million, which is amortized on a straight-line basis over three years from the date of the acquisition. In conjunction with its decision to close its hosting operations in March 2001, Onvia wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. At September 30, 2001, unamortized goodwill was $34.1 million.

Beneficial Conversion Feature. Onvia recorded a reduction of its beneficial conversion feature of $287,000 in the quarter ended March 31, 2000. The recovery is due to reversal of the beneficial conversion feature on Series C preferred stock repurchased in February 2000.

Provision for Income Taxes. Onvia has incurred net operating losses from March 25, 1997 (inception) through September 30, 2001, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not likely.

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

Onvia’s combined cash, and cash equivalents were $90.9 million at September 30, 2001. Short-term investments, if any, are invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio is diversified among security types and issuers and does not include any derivative products. At September 30, 2001, Onvia’s working capital was $79.6 million.

In April 2001, Glenn S. Ballman resigned as Onvia’s Chairman and Chief Executive Officer. Onvia has a repurchase right for up to 6,000,000 shares of Mr. Ballman’s stock at fair market value. In September 2001, Onvia repurchased 879,717 shares from Mr. Ballman at their fair market value of approximately $906,000. Up to 100% of the proceeds from any share repurchase from Mr. Ballman may be used to repay all notes outstanding between Mr. Ballman and Onvia, which total approximately $290,000 at September 30, 2001, and satisfy the loans Onvia has guaranteed on Mr. Ballman’s behalf. Upon repayment of Mr. Ballman’s loans, the $3.2 million security deposit recorded in other assets will be returned to Onvia. Onvia’s guarantee and loans outstanding to Mr. Ballman are collateralized by 6,350,000 shares of his common stock.

On March 7, 2001, Onvia’s Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia’s common stock over the next year. Under this plan, Onvia repurchased 2,387,392 and 9,083,634 shares of its common stock for approximately $1.4 million and $8.1 million in the three and nine months ended September 30, 2001, respectively. In October 2001, Onvia’s Board of Directors authorized an additional $5,000,000 available to repurchase shares under the existing plan.

In the quarter ended September 30, 2001, Onvia repurchased an incremental $100,000 of common stock from its former Chief Strategy Officer at Onvia’s discretion. A total of 200,000 shares were repurchased at the fair market value of the common stock on the transaction date.

16
[RETURN TO TABLE OF CONTENTS]

On July 10, 2001, Onvia and Visa, USA Inc. mutually agreed to terminate their custom co-branded site agreement as of June 30, 2001. Onvia recognized the remaining $1.8 million in deferred revenue as revenue in the quarter ended September 30, 2001.

Operating Activities

Net cash used by operating activities was $49.6 million for the nine months ended September 30, 2001, compared to $59.2 million for the nine months ended September 30, 2000. The decrease in net cash used by operating activities in 2001 is primarily attributable to a decrease in net losses as a result of lower operating expenses, the collection of outstanding accounts receivable and the sale of inventory, offset by decreases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $88.8 million for the nine months ended September 30, 2000, compared to net cash provided of $44.6 million for the nine months ended September 30, 2001. The increase in 2001 is primarily attributable to an increase in sales of short-term investments, offset by a reduction in purchases of property and equipment and issuance of notes receivable.

Financing Activities

Net cash provided by financing activities was $229.7 million for the nine months ended September 30, 2000, compared to net cash used of $13.7 million for the nine months ended September 30, 2001. The decrease in 2001 is primarily attributable to the sale of equity securities in Onvia’s initial public offering in the first quarter of 2000.

Onvia’s future liquidity and capital requirements will depend on numerous factors. For example, Onvia’s pace of expansion will affect its future capital requirements, as will Onvia’s decision to acquire or invest in complementary businesses and technologies. However, Onvia believes that the existing cash and cash equivalents will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. Onvia expects its gross margins to deteriorate slightly due to the loss of the high margin revenue streams generated from its agreement with Visa, USA Inc. and from advertising on its business-to-business exchange. Onvia’s focus, however, on its business-to-government exchange will further reduce Onvia’s cash requirements. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms. Based upon its current operations, Onvia’s management projects that it will be cash flow positive in the second half of 2002. Onvia has retained an investment banker to identify alternatives to assist Onvia in obtaining its goal of profitability and increase shareholder value.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which is effective for Onvia for the fiscal quarter beginning January 1, 2001, requires Onvia to recognize all derivatives as either assets or liabilities in Onvia’s balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In June 2001, FASB issued SFAS No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 and business combinations with a date of acquisition of July 1, 2001 or later are to be accounted for using

17
[RETURN TO TABLE OF CONTENTS]

the purchase method of accounting. Onvia is currently studying this Statement to determine its effects on Onvia’s financial condition and results of operations.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses accounting and reporting for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance as established in this Statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. Onvia is currently studying this Statement to determine its effects on its financial statements and expects the amortization of goodwill and intangibles to be significantly reduced upon the adoption of these accounting standards commencing January 1, 2002; however, it is possible that significant impairment charges may be incurred upon adoption or in periods subsequent to adoption.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. Onvia will be required to adopt this Statement on January 1, 2003. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement establishes accounting standards for all long-lived assets to be disposed of including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. Onvia will be required to adopt this Statement on January 1, 2002. Onvia is in the process of determining the impact this Statement will have on it’s financial condition and results of operations.

RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Onvia and its business because such factors may have a significant impact on Onvia’s business, results of operations and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Onvia’s other Securities and Exchange

18
[RETURN TO TABLE OF CONTENTS]

Commission filings, actual results could differ materially from those projected in any forward-looking statements.

Onvia’s stock price is very volatile

The market price of Onvia’s common stock has been and is expected to continue to fluctuate significantly in response to various factors, including:

actual or anticipated variations in quarterly results of operations;

announcements of technological innovations, new products or services by Onvia or its competitors;

changes in financial estimates or recommendations by securities analysts;

Conditions or trends in the Internet and online commerce industries;

changes in the market values of other Internet, online service or software companies;

announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments;

additions or departures of key personnel;

sales or repurchases of its common stock;

general market conditions; and

other events or factors, many of which are beyond Onvia’s control.

In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry conditions may materially and adversely affect Onvia’s stock price, regardless of its operating performance.

Onvia may fail to develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

Onvia’s success depends in part upon its ability to rapidly establish its own products and services as the standard used by principal governmental entities and agencies in the United States. In order to increase revenue in the future, Onvia must continue to develop products and services that governments, businesses and citizens will find valuable, and there is no guarantee that it will be able to do so. If Onvia is unable to develop products and services that allow it to attract, retain and expand its current user base, its revenues and future operating results may be harmed. Onvia cannot ensure that its products and services will appeal to a sufficient number of Internet users to generate continued revenue growth.

Onvia may lose the right to the content that it distributes, which is provided to it entirely by governmental entities

Onvia does not own or create the governmental content distributed to its vendors in the form of request for proposal and related information. Onvia does not have an exclusive right to this content. Onvia cannot ensure that these data sources will continue to be available in the future. Governmental entities could terminate their contracts to provide data. The loss or the unavailability of Onvia’s data sources in the future, or the loss of its rights to distribute some of the data sources, would harm its business, operating results and financial condition.

Onvia may not be able to maintain adequate bid flow to its customers if governmental agencies collectively reduce spending, and Onvia’s business may suffer

19
[RETURN TO TABLE OF CONTENTS]

If at any time governmental agencies reduce spending for an extended period of time, there may be a shortage of procurement bids flowing through Onvia’s business-to-government ("B2G") exchange. If Onvia cannot provide an adequate supply of government procurement bids to its subscribing suppliers, these customers may not renew their subscription to the service. The loss of its current and future subscribing suppliers would harm Onvia’s business, operating results and financial condition.

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

retaining existing customers and strategic partners of Onvia and the acquired business;

retaining and integrating management and other key employees of both Onvia and the acquired business;

coordinating research and development activities to enhance the introduction of new products, services and technologies;

addressing public perceptions of changes in Onvia’s business focus;

combining service and product offerings effectively and quickly;

transitioning the business systems to a common information technology system;

persuading employees that the business cultures of Onvia and the acquired business are compatible;

offering services and products of Onvia and the acquired business to each other’s customers and business associates;

marketing the combined company;

blending the pricing models;

developing and maintaining uniform standards, controls, and procedures and policies;

minimizing the potential disruption of Onvia’s business and distraction of its management;

incorporating the acquired business’ technology and products and services into the product and service offerings of Onvia; and

controlling expenses related to the integration of the companies.

Onvia may not succeed in overcoming these risks or any other problems encountered in connection with a merger. The diversion of the attention of Onvia’s management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Onvia’s business. If Onvia does not successfully integrate its current and future acquired businesses, the market price of Onvia’s common stock may decline.

If a merger does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of Onvia’s common stock may decline

Onvia may have made incorrect assumptions about its acquired businesses and operations, such as the ability of the acquired businesses to secure additional business from government customers and vendors selling to those customers, and to continue to execute its strategic plan. Consequently, Onvia may not achieve the

20
[RETURN TO TABLE OF CONTENTS]

forecasted benefits of the merger, including improved financial results, to the extent anticipated by Onvia, or financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of Onvia's common stock may decline.

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

  B2G exchange service platforms are at an early stage of development and market acceptance and may not prove to be viable

Onvia has announced its intention to exit the business-to-business ("B2B") marketplace and, as a result, shutdown its B2B exchange in July 2001, which included its Request for Quote service, News and Tools, and Buy Now exchange services. Onvia's management believes that by focusing its resources on the development of its B2G exchange, Onvia is in a better position to attain its revenue and profitability objectives. Broad and timely acceptance of Onvia's B2G exchange, which is critical to Onvia's future success, is subject to a number of significant risks. These risks include:

operating resource management and procurement on the Internet is a new market;

Onvia's need to significantly enhance the features and services of the exchange model to achieve acceptance and scalability;

a significant number of business suppliers will not be willing to receive government procurement bids online;

a significant number of government agencies will not use Onvia's exchange to notify its business suppliers about potential procurement opportunities;

potential difficulty in charging a fee from government agencies or their business suppliers; and

business customers will not provide Onvia data about themselves.

Although Onvia expects to derive a significant portion of its future revenue from government exchange services, Onvia has not yet fully evolved its revenue model for services associated with the exchange. The revenue associated with exchange services may be a combination of transaction and/or subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, Onvia cannot predict whether these services will be commercially successful or whether they will adversely impact revenues. Onvia would be seriously harmed if its B2G exchange model is not commercially successful.

  Failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards and expectations could delay or hinder demand for or market acceptance of its products, which could hurt Onvia's growth and profitability

21
[RETURN TO TABLE OF CONTENTS]

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

  If Onvia fails to successfully integrate the government bid aggregating technology acquired from ProjectGuides, Onvia will not achieve its anticipated growth and profitability objectives

To create liquidity and eventual profitability from its B2G exchange, Onvia must aggregate a large volume of government procurement bids to distribute to its subscribing business suppliers. The technology acquired from ProjectGuides aggregates government procurement bids posted on the Internet in a cost-effective manner. If Onvia does not successfully integrate this technology, Onvia will need to find an alternative solution to acquire government bids, which will harm its projected revenue and profitability objectives.

  If regulations or legal restrictions are imposed upon bid aggregating on the Internet, Onvia's business will be materially harmed

Onvia's proprietary bid aggregating technology will be integral to its success. If the process of bid aggregating becomes regulated in the future and Onvia's process for acquiring government bids is no longer cost-effective, Onvia's business will be significantly harmed.

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

  If government agencies require Onvia to provide the entire bid document to its subscribers, Onvia would need to develop a new method of obtaining bid documents, and its business would be harmed

Onvia only provides its subscribers with a summary of the government bid notification, and not the complete bid document. Government agencies could receive complaints from a potential business supplier about the lack of detail provided in the bid notification distributed by Onvia. The agencies could consequently require Onvia to provide the complete document to its suppliers to eliminate any potential confusion during the bidding process. If this occurs, Onvia's current bid aggregating technology would not be adequate to achieve these requirements, and Onvia would need to find a new method to accumulate the complete bid document for distribution to its subscribers.

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

22
[RETURN TO TABLE OF CONTENTS]

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

Prior to Onvia's strategic relationship with firstsource, substantially all of Onvia's revenue was derived from product sales. In January 2001, Onvia entered into a strategic relationship with firstsource to outsource Onvia's product sales. In April 2001, firstsource announced its insolvency, and Onvia entered into a strategic relationship with Insight Enterprises, Inc. ("Insight") to outsource Onvia's product sales. Under the strategic relationship previously with firstsource and Insight, Onvia's revenue derived from product sales was limited to a fixed percentage of sales to Onvia's customers. Onvia's commission revenue from these relationships is negligible following the closure of its B2B exchange. This decrease may have an adverse effect on Onvia's stock price.

  Onvia has incurred negative cash flows in each quarter since inception, and it expects to incur significant negative cash flows in the future

Onvia has incurred negative cash flows from operations in each quarter since inception. Under Onvia's current operating plan, it expects to continue to incur negative cash flows until the second half of 2002. To increase revenue, Onvia will need to continue to attract customers and suppliers to its exchange and expand its service offerings. Under its operating plan, it is also projected that Onvia will continue to incur significant sales and marketing, technology and development, and general and administrative expenses. As a result, Onvia will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect Onvia's business, operating results and financial condition and may adversely affect the market price of Onvia's stock.

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

properly evaluate the technology, personnel and customers;

accurately forecast the financial impact of the transaction, including charges and transaction and professional expenses;

integrate and retain personnel;

combine potentially different corporate cultures; and

effectively integrate services and products and technology, sales, marketing and support operations.

If Onvia fails to do any of these tasks, it may complete unsuccessful acquisitions, possibly resulting in adverse consequences to Onvia's business. In

23
[RETURN TO TABLE OF CONTENTS]

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

Onvia's current and future levels of operating expenses and capital expenditures are based largely on its growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. Onvia may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm its business and results of operations. The breakdown of Onvia's strategic relationship with firstsource and the termination of its Insight relationship have resulted in a significant decline in Onvia's revenue. The closure of the B2B site has resulted in a significant decline in Onvia's exchange revenue and has eliminated any product commission revenue from Insight.

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

  Onvia has repurchased shares of its common stock on the Nasdaq National Market; however, its stock price may decline and Onvia could see the value of this investment decrease

Through October 2001, Onvia's board of directors has authorized the repurchase of up to $15 million shares of its common stock on the open market and as of September 30, 2001, has repurchased $8.1 million under this program. However, Onvia's stock price is volatile, and Onvia could see the value of this investment of its own stock decline, which could adversely impact its financial position. There can be no assurance that Onvia will continue to repurchase shares in the future.

  Onvia may be unable to maintain its listing on Nasdaq, which could cause Onvia's stock price to fall and decrease the liquidity of Onvia's common stock

Onvia's common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Onvia's common stock have a minimum bid price of $1.00 per share. On September 27, 2001, Onvia received a letter from the Nasdaq National Market suspending all delisting activities until January 2, 2002.

If Onvia's common stock is delisted and any appeal it might file receives an unfavorable determination by Nasdaq, its common stock would be removed from listing on the Nasdaq National Market, and Onvia would seek to have it listed for trading on

24
[RETURN TO TABLE OF CONTENTS]

the Nasdaq SmallCap Market. Onvia cannot assure you that it would be able to obtain listing for its common stock on the Nasdaq SmallCap Market or that it will be able, on an ongoing basis, to meet the maintenance requirements thereof.

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

  Any settlement or claim awarded against Onvia as a result of the securities class action suits filed against Onvia could negatively impact its operating results

In the quarter ended June 30, 2001, two securities class action suits have been filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia's lead underwriters, Credit Suisse First Boston ("CSFB"). The suits have been filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaint charges defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Onvia shares in the after-market

25
[RETURN TO TABLE OF CONTENTS]

at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.

In the quarter ended September 30, 2001, three more securities class action suits have been filed against the same defendants. The complaints make the same allegations as the two previous suits. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

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

Many of Onvia's current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing and technical resources than Onvia does. Onvia's competitors may be more successful than Onvia in

26
[RETURN TO TABLE OF CONTENTS]

developing their technologies, adapting more aggressive pricing policies and establishing more comprehensive marketing and advertising campaigns.

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

  Onvia's executive officers and key employees are critical to its business, and these officers and key employees may not remain with Onvia in the future

Onvia's business and operations are substantially dependent on the performance of its senior management and key employees, all of whom are employed on an at-will basis. The loss of Michael D. Pickett, Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer, and President of Onvia and other key employees would likely harm Onvia's business.

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

27
[RETURN TO TABLE OF CONTENTS]

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

  Future regulations could be enacted that either directly restrict Onvia's business or indirectly impact its business by limiting the growth of e-commerce

As e-commerce evolves, federal, state, local and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for Onvia's services and offerings. Although many regulations might not apply to its business directly, Onvia expects that laws regulating the collection or processing of personal or consumer information could indirectly affect its business. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce.

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

28
[RETURN TO TABLE OF CONTENTS]

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

Onvia cannot guarantee that it will win any bids in the future through the request for proposal process. Onvia also cannot guarantee that any winning bids will ultimately result in contracts because after the winning bid is identified, negotiations then occur between the winning party and the agency. Typically, these negotiations are over legal terms and conditions of the agreement, not price or delivery time. Onvia cannot guarantee the success of those negotiations. If negotiations fail, the agency is free to negotiate with other bidders or restart the request for proposal process. Onvia generates most of its revenue from vendors who pay fees to it in order to use its systems to sell goods and services to government agencies. If Onvia is unable to sign up governments to participate in its B2G exchange, then Onvia will be unable to secure revenue-generating agreements with new vendors and existing vendors may terminate their agreements with Onvia.

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

election of Onvia's board of directors;

removal of any of Onvia's board of directors;

amendment of Onvia's certificate of incorporation or bylaws; and

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving Onvia; and contrarily, approve any change in control, merger, takeover, corporate liquidation or any other business transaction involving Onvia

These stockholders have substantial influence over Onvia's management and its affairs.

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

29
[RETURN TO TABLE OF CONTENTS]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Onvia is exposed to financial market risks, including changes in interest rates, foreign currencies and equity prices.

Interest Rate Risk

Onvia's investment portfolio, if any, typically consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Onvia's primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution's security are limited to $10 million. As of September 30, 2001, Onvia considers the reported amounts of these investments to be reasonable approximations of their face values. Historically, Onvia's interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates. Onvia manages its interest rate risk by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

Foreign Currency Risk

Onvia expects its foreign currency risk exposure to be insignificant, since Onvia disposed of its Canadian operations in June 2001.

Equity Price Risk

Onvia does not own any significant equity instruments other than its investment in its own stock. Onvia's stock price is volatile, and Onvia could see the value of this investment of its own stock decline, which could adversely impact its financial position.

30
[RETURN TO TABLE OF CONTENTS]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the quarter ended June 30, 2001, two securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia's lead underwriters, Credit Suisse First Boston ("CSFB"). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaints charge the defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.

In the quarter ended September 30, 2001, three more securities class action suits with the same allegations were filed against the same defendants. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

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

In addition, from time to time Onvia is subject to various other legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of the above proceedings with certainty, Onvia does not believe that the disposition of the above matters will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K

None

31
[RETURN TO TABLE OF CONTENTS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/s/ Michael Pickett
Michael Pickett Chairman, President, and Chief Executive Officer (Principal Financial Officer)

Date: November 14, 2001

32
[RETURN TO TABLE OF CONTENTS]