Form 10-K405
period 2001-12-31
ONVIA COM INC
filed 2002-03-29
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-29609

ONVIA.COM, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1859172
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1260 Mercer Street, Seattle, Washington 98109
(Address of Principal Executive Offices)

(206) 282-5170
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value Per Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant, based on the closing price as reported on the NASDAQ National Market on March 1, 2002, was approximately $11,977,200. (1)

(1)
Excludes shares held of record on that date by directors, executive officers and greater than 10% stock holders of the registrant. Exclusion of such shares, should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of management or the policies of the registrant.

The number of shares of the registrant’s common stock outstanding at March 1, 2002 was 77,801,098.

ONVIA.COM, INC.

FORM 10-K
For the Year Ended December 31, 2001

PART I

Onvia’s disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates” and “intends” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about Onvia’s plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Onvia’s actual results could differ materially from historical results or those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors” and elsewhere in this report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

ITEM 1.    BUSINESS

Overview

Onvia.com, Inc., headquartered in Seattle, Washington, helps businesses secure government contracts and government agencies find suppliers online. Onvia assists businesses in identifying and responding to bid opportunities from more than 43,000 government purchasing offices in the $600 billion federal, state and local government marketplace. Onvia also manages the distribution and reporting of requests for proposals and quotes from approximately 400 government agencies nationwide. Onvia’s common stock trades on The NASDAQ National Market System under the symbol “ONVI”.

During 2001, Onvia completed an acquisition of certain assets of ProjectGuides, Inc. (ProjectGuides), as well as the acquisition of DemandStar.com, Inc. (DemandStar), which facilitated the transition of its business model from business-to-business (B2B) to business-to-government (B2G). In addition, it executed a major corporate restructuring designed to reduce overall costs and streamline operations. The major components included concentrating its resources in the B2G market; broadening its product and service offerings through integration of acquired technologies; significant reductions in staffing; bringing its government sales force in-house; focusing solely on high margin, subscription based revenues; and actively pursuing a variety of options to address its idle lease obligations. These initiatives established Onvia as a leader in the B2G arena, solidified its financial position and improved its prospects for achieving profitability.

Onvia’s key objectives for 2002 are to further establish its leadership position and expand its customer base and market penetration in the B2G market, as well as achieve profitability by the end of 2002. In 2001, Onvia’s customer base grew to more than 24,200 subscribing suppliers and approximately 400 active government agencies. Onvia currently anticipates achieving operating cash flow profitability in the fourth quarter, 2002, contingent upon resolving its idle office space lease obligations.

Industry Background

The Internet is fundamentally changing the way businesses, government agencies and individuals communicate and do business with each other. The rapid growth rate of worldwide Internet usage is also providing organizations of all sizes with new operating tools and business opportunities.

In addition to new commerce opportunities on the Internet, many organizations are adopting various Internet-focused strategies aimed at improving operating efficiencies and communications with trading partners and customers.

Two market segments that can greatly benefit from the Internet are businesses and government agencies. The Internet can improve profitability for both buyers and sellers with the appropriate choice of various Internet products and services. Businesses of all sizes can explore new sales opportunities and establish closer relationships with government purchasers through the Internet.

The intersection of these two market segments is one of great potential, given the substantial purchasing power existing between these markets. The market potential of these segments is of particular interest because companies that provide solutions to assist businesses and government agencies in leveraging the Internet should play a key role in the evolving Internet economy.

The Government Procurement Market Opportunity

Procurement between businesses and government agencies, known as business-to-government, or B2G commerce, is a substantial market and is highly fragmented. The complexity in this market is due in part to the large number of government agencies and suppliers, the differing processes among agencies, and their significant obstacles to adopting advanced technologies and communication tools. According to the U.S. Census Bureau there were 87,453 local government agencies in the United States in 1997. The total local government agency figure is comprised of 3,043 counties, 19,372 municipalities, 16,629 townships, 13,726 school districts and 34,683 “special districts” which include focused agencies such as power districts and housing authorities.

According to the U.S. Small Business Administration, state and local government organizations spent over $375 billion on goods and services in 1998 ranging from fleet maintenance parts to major construction projects. At the federal level, contracts for services have been increasing. According to the U.S. General Accounting Office, in 1999, services represented the largest single contract category with a 43% share and total contract value of $78 billion, overshadowing both supply and equipment purchases.

Businesses interested in securing government contracting opportunities must follow laborious processes that can be time consuming and may be different among agencies. Process requirements may vary by agency type, level and location. As a result some businesses that may have limited operational resources find it difficult to identify attractive contract opportunities with agencies outside their local area.

Government agencies are challenged to make contract opportunities available to existing and potential new vendors to attract additional competing bids, which may drive down their costs. Historically this process has taken place through expensive and time consuming traditional methods such as mailings to approved vendors, newspaper listings, posting in agency buildings or more recently, online and offline bid aggregation companies. The paperwork required for these processes can make government contracting frustrating for both the agency and its potential vendors.

The Internet and other technological advancements in hardware and software can ease many of these challenges. Some of the problems associated with labor-intensive government procurement processes are slowly being reduced by the agencies themselves. However, despite signs of improvement, many agencies have been slow in gaining awareness of available solutions and committing both financial and personnel resources to Internet-based initiatives. During times of budgetary constraints, however, the pressure on agencies to drive costs out of their procurement processes and to optimize the pricing of outsourced services is even greater. Ultimately, the benefits will lead many agencies to adopt Internet-based procurement solutions. Some government agencies are moving more procurement transactions online and improving their overall IT infrastructures in compliance with legislation such as the 1994 Federal Acquisition Streamlining Act and the 1996 Clinger-Cohen Act. Onvia understands the challenges associated with bringing government contracting online and is focused on the significant opportunity inherent in providing the needed solutions for efficient and cost effective B2G procurement.

Onvia’s Business Solution

Onvia’s solution is designed to meet the needs of businesses and government agencies in their commerce relationships. Through Onvia, businesses obtain leads for government contracting opportunities at the federal, state and local level. Onvia’s targeted solutions facilitate and enhance the relationship between businesses and their government agency customers.

Suppliers spend considerable time and resources discovering new government business opportunities and can benefit from a service that aggregates and automates the searching and matching process for government leads.

Government buyers are faced with inefficient procurement systems, significant paperwork and high costs associated with the procurement process. The Onvia solution provides them with reduced operating costs, increased administrative efficiency, heightened competition and a network that enables them to connect to businesses online.

As a recognized leader in the B2G market, Onvia has been able to assemble a unique set of proprietary tools and resources that include both supplier-side and buyer-side components. As the standard through which businesses and government agencies do business online, the goal of Onvia’s B2G solution is to connect new and existing government suppliers with business opportunities from government agencies. The size and strength of Onvia’s network allows suppliers and agencies to find better matches quickly, saving time and money.

As a leading source of government business opportunities for suppliers, Onvia aggregates government business leads from around the nation and provides suppliers with The Onvia Guide. The Onvia Guide provides subscribing suppliers with a daily listing of government business leads personalized for each supplier by their location and business category selections.

Onvia’s direct relationship with government agencies through its DemandStar by Onvia service offers agencies with a suite of buyer tools that enable agency buyers to quickly create Requests for Proposals (RFPs), Request for Quotes (RFQs), and other requests for bids. In addition to lists and endorsements for direct marketing, the agency relationships provide a direct connection between suppliers and buying agencies, providing suppliers with bid documents, vendor management tools and online response tools.

Product Description

Supplier-Side—The Onvia Guide

Onvia offers the primary means to assist businesses in identifying and responding to bid opportunities or “leads” with government agencies. Because Onvia’s valuable solution is centralized into one online location, its customers are able to operate much more efficiently.

Suppliers subscribe to The Onvia Guide, which provides a daily publication of business leads from more than 43,000 government-purchasing offices.

The Onvia Guide is personalized for each supplier based on the supplier’s profile, which includes self-selected business categories. Information types published in The Onvia Guide include:

•	RFPs and RFQs: Formal posting and solicitation for bids on projects of all sizes

•	Addendum: Updates and changes to existing RFPs and RFQs

•	Awards: Notices from agencies of business awarded to specific suppliers

•	Pipeline: Updates from meeting notes and agenda sites that can be used to gain early knowledge of projects likely to go to bid in the future

•	Bidder’s List: Lists of suppliers who have responded to government RFPs and bids

These leads can be provided to the supplier in a personalized copy of The Onvia Guide via e-mail, fax or the supplier can log on to the Onvia website and access their personal home page, which contains an inbox of new leads as received.

Onvia is currently focusing national research efforts in the following vertical segments:

•	Architectural, Engineering, and Environmental Services

•	IT/Telecom

•	Consulting Services

•	Construction Services & Building Supplies

•	Operate & Maintain

•	Transportation

As bid volume increases, Onvia plans to expand into additional vertical segments.

In addition to The Onvia Guide, suppliers can take advantage of Onvia’s online search tool to search for all lead types throughout all regions or for other suppliers to act as subcontractors on awarded projects. Onvia designed its services and products to be utilized in an efficient and effective manner. If questions or issues do arise, Onvia provides comprehensive customer service and support.

Buyer-Side—DemandStar by Onvia

The business purpose of Onvia’s buyer tools is to secure relationships with influential government agencies, by providing them powerful tools which reduce administrative overhead and which results in suppliers attaining real time access to procurement opportunities and bid specifications documents and blueprints. Additionally, the agency provides endorsement of Onvia, and allows subsequent use of its logo and brand for supplier marketing activities and vendor lists for direct marketing purposes.

Onvia’s buyer tools automate the process of RFP and RFQ creation, posting, and document distribution. By providing agencies with online tools for creating templates for RFPs and RFQs, Onvia helps agencies eliminate many manual steps in the bidding process and increase the overall efficiency of their procurement process.

Onvia’s buyer tools consist of BidWire and QuoteWire. BidWire is a web-based tool set that provides agency buyers with a step-by-step template for creating and posting RFPs and other requests for bids. All posted bids are coded by the buyer and distributed to the Onvia Seller Network. Some of BidWire’s primary features include a step-by-step process to create and post new bids; tools to update open RFPs and view a list of suppliers who have downloaded bid documents; and bid document distribution services.

Onvia’s QuoteWire provides buyers requesting quotes with the same efficiencies as BidWire does for RFPs. All posted RFQs are coded by the buyer and distributed to the Onvia Seller Network. Some of QuoteWire’s primary features include tools that allow the buyer to modify standard RFQ forms and create individual line items for each quote; a specialized version of the RFQ form whereby suppliers can input prices and other information; automatic tabulation of seller responses for comparison and award; and specific award notification to the selected supplier.

Onvia’s buyer tools provide agency buyers with numerous benefits. The online tools eliminate many manual steps traditionally found in the RFP and RFQ process. Agencies save time and money by outsourcing the bid package production and distribution to Onvia. And, by posting bids and quotes to the entire Onvia Seller

Network, buyers increase the number of suppliers competing for their business, which can drive contract prices down.

Strategy

Onvia intends to continue to enhance its position as a leading B2G solution. Key elements of Onvia’s strategy, which collectively aim to strengthen Onvia’s competitive market position and financial performance, include:

•
Understanding customer needs.    Onvia is committed to intimately understanding the needs of its business customers and government agencies. Through direct customer interaction, tracking of industry trends, and development of flexible products and solutions, Onvia will be able to continue to meet the needs of its customer base and make the strategic adjustments necessary to compete effectively in this marketplace.

•
Aggressively pursuing cost effective customer acquisition and retention strategies.    Onvia is driving customer acquisition through a combination of marketing initiatives that include direct sales to customers, a continued focus on customer service and the provision of services and information that meet its customers’ business needs. For example, Onvia intends to continue working with its procurement clients to co-market to their established seller lists, with the goal of migrating their vendors to the Onvia solution.

•
Securing relationships with government agencies that procure products and services from business vendors.    Onvia seeks to continue to attract and secure relationships with government agencies by leveraging its current relationships with procurement officers. Onvia intends to use its broad seller base to help buying agencies decrease the cost of procurement through increased competitive efficiency and by raising the level of transparency in the marketplace.

•
Enhancing solutions for businesses and government agencies.    Through continued expansion of the vertical markets covered, Onvia increases the number of suppliers who are served by its products. By increasing the number of government agencies, Onvia improves the quality of the product for all suppliers.

•
Maintaining commitment to customer service.    Onvia continues to maintain a strong commitment to providing the highest level of customer service to its customers. Onvia believes that investments in product functionality and customer support are rewarded with outstanding customer satisfaction and therefore higher retention rates and improved brand image.

Acquisitions

In 2001, Onvia completed an acquisition of certain assets of ProjectGuides, Inc., as well as the acquisition of DemandStar.com, Inc. ProjectGuides focused on the seller side B2G platform and DemandStar.com on the buyer side B2G platform, and the combination of these businesses has enabled Onvia to establish a competitive position in the B2G market. The full integration of both platforms was completed in September of 2001.

DemandStar.com, Inc.

In March 2001, Onvia completed its acquisition of DemandStar.com, Inc. (OTCBB: DMND), a leading provider of B2G e-commerce solutions. The acquisition provided Onvia with a proven buyer side B2G platform and a well recognized set of online buyer tools. As of December 31, 2001, Onvia had approximately 400 active agencies nationwide.

ProjectGuides, Inc.

In June 2001, Onvia completed its acquisition of certain assets of ProjectGuides, Inc., one of the nation’s largest online bid gathering and distribution services. The assets included proprietary technology capable of aggregating large numbers of government requests for bids and quotes, as well as a sophisticated team of research associates responsible for the daily bid aggregation efforts. This acquisition established Onvia as a leading provider of government bid and quote opportunities to businesses in the United States. Furthermore, it expanded Onvia’s reach into the construction vertical—the largest market for government contracting at all levels.

The acquisition also allowed Onvia to dramatically and cost-effectively increase the flow of bids through its online network, giving suppliers access to construction-related opportunities from public agencies at the local, state and federal levels. Onvia currently delivers over 170,000 bids, on an annual basis, on its network. Onvia expects a dramatic increase in bid flow in 2002, based on a variety of factors including expanded categories and sources.

Customers

Onvia serves two primary and distinct customer groups: businesses and government procurement officers.

Businesses

Government suppliers must undertake basic business development efforts to effectively compete for and win government contracts. A key element of these efforts is the successful discovery of available government business. Suppliers spend a significant amount of time and expense researching their markets for government sales leads. To maximize the value of their time and decrease the time spent on non-billable efforts, suppliers require a product that saves time and money.

Compared to traditional methods of finding leads for government business, Onvia not only saves time and money, but it is simple to use and has a variety of delivery mechanisms. Onvia has developed highly efficient technology and business processes to gather and publish leads from more than 43,000 unique sources in all 50 states. By coding all aggregated leads and matching customers to leads though each customer’s profile, Onvia automates the process. This makes it easier for suppliers to review and evaluate leads quickly. Onvia can search further and wider than most suppliers can on their own, illuminating sales opportunities that otherwise would not have been found.

Customers are delivered these new leads on a daily basis. Published as The Onvia Guide, a professionally formatted lead report is personalized for each unique subscriber. It eliminates the need for suppliers to actively search out sources, so customers no longer have to spend time searching multiple newspapers or making phone calls. Therefore, other subscriptions can be terminated and time normally spent on searching can be converted to billable hours or more productive sales efforts.

Onvia also levels the playing field for small businesses, equipping them with the benefits of large and sophisticated sales and marketing research tools, improving their competitive position.

Government Agencies

Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. By using Onvia’s solution, government agencies save time and money through the increased distribution of their RFPs and RFQs. In addition, the agency relationships provide a direct connection between suppliers and buying agencies, providing suppliers with bid documents and online response tools.

Sales Strategy

The primary objectives of Onvia’s sales strategy are to increase its number of subscribers and market penetration through continued expansion of its supplier base, as well as continue to secure relationships with influential government agencies.

Supplier Inbound/Outbound Sales.    Direct marketing provides prospects with calls to action for both the Onvia web site and its sales and service call center. One team receives incoming calls from targets of direct marketing and educates potential customers on costs and benefits of The Onvia Guide. A separate team tracks leads and places outbound calls to convert users into paying subscribers. The teams use sophisticated integration of the Onvia web site and other tools to identify and track site users. User data and site activity is used to profile prospects and create sales tactics.

Leverage Existing Agency Relationships.    As of December 31, 2001, Onvia had signed and activated approximately 400 government agencies nationwide. These relationships were established with jurisdictions such as the School Board of Broward County, FL, Bi-State Development Agency, MO, the City of San Jose, CA, Hamilton County, OH, Detroit Public Schools, MI, the Dallas Independent School District, TX, the City of Las Vegas, NV and Bucks’s County, PA. Onvia will continue to leverage its current relationships to secure additional relationships with government agencies.

Marketing Strategy

Onvia has embarked on a cost effective, yet highly targeted approach to avoid incurring the significant sales and marketing overhead typically associated with traditional efforts. Onvia is focusing on companies with 10 to 1,000 employees. The strategy is currently targeting the following vertical industries based on their significant share of government spending, strong tendency towards bidding, and high number of potential customers: Architecture, Engineering and Environmental Services; Building Supplies and Construction Services; Information Technology and Telecommunications; Consulting Services; Operate and Maintain; and Transportation.

To sign up vendors for government procurement opportunities, Onvia uses direct mail, telemarketing, earned media, newsletters, email, broadcast fax, speaking opportunities and additional communications vehicles. Vendors subscribe to either a monthly or annual service that allows them to receive and respond to government bids from agencies at the local, regional and/or national level.

Customer Service

Onvia is strongly committed to a high level of customer service to ensure retention and expansion of its customer base. Accordingly, Onvia has developed a well-trained customer service organization to assist and support customers, via phone or email, for its suite of products.

Technology

Onvia supports its operations and online solution using an advanced technology platform designed to serve a large and rapidly increasing volume of web traffic in a reliable and efficient manner without critical failures. Onvia designed its own proprietary core systems for customer interaction, web site design and hosting systems. Onvia’s systems have been designed to:

•	Provide fast, secure and uninterrupted visitor access to its web site;

•	Validate and process customer requests promptly and accurately;

•	Store large amounts of historical data;

•	Provide timely, comprehensive and accurate management-reporting capabilities;

•	Accommodate upgrades to tools and features on its web site;

•	Scale to accommodate growth in its operations; and

•	Provide redundancy in case of component system failures.

Onvia’s systems use a combination of proprietary technologies and commercially available licensed technologies. The backbone of Onvia’s technology infrastructure consists of database servers running on Microsoft SQL Server 2000 database with Compaq hardware. The front end consists of multiple redundant web servers that are expandable as operations grow. Onvia designed the system to scale easily to support rapid growth, as well as to sustain multiple failures by various components without downtime.

Onvia’s web servers, database servers, transaction-processing servers and other core systems that conduct its essential business operations are housed at its corporate headquarters in Seattle, Washington. Onvia’s network operations personnel provide 24x7 monitoring and engineering support in a climate-controlled and physically secure environment. Onvia’s onsite data center has redundant communications lines from multiple Internet connectivity providers and has its own emergency power and backup systems. Onvia also houses all non-critical systems such as development servers, quality assurance servers, and internal network servers at its headquarters in Seattle.

In addition to maintaining responsibility for the technical architecture, security and uptime of its online solutions, Onvia’s technology department works closely with their sales and marketing departments to ensure that customer feedback for new technology features is incorporated into new products and services.

Operations

Onvia helps businesses succeed by aggregating demand and providing a network where they can:

•	Get access to government procurement contract opportunities; and

•	Download free business forms, worksheets, and productivity tools.

In order to provide these valuable solutions Onvia must develop and maintain stable and secure operational processes. Onvia believes that by providing additional solution functionality online to its users, by enhancing its transactional processing capabilities and by improving its customer experience, Onvia can significantly grow its business-to-government network. Onvia’s operational infrastructure is designed to support this desired and anticipated growth.

Onvia’s online network enables government agencies to communicate their needs for any product or service the agency may require to qualified suppliers of the required product or service. Onvia formulates this need into a lead that is then filtered and routed to qualified suppliers of the needed product or service. Suppliers within Onvia’s marketplace can evaluate the lead, respond to the agency with a quote or request more information. A stronger and deeper relationship with all levels of government agencies is established for the vendors as part of this process.

Competition

The market for Internet-based products and services in the B2G arena is evolving and competitive. Competitors include Internet-based and traditional providers of B2G products and services to government agencies and businesses, Onvia’s primary target markets.

Onvia’s current and potential competitors include, but are not limited to, the following:

•	B2G e-procurement systems providers such as AMS, eschoolmall, Simplexis, Epylon, BidNet, and SiCommnet; and

•	Companies such as FedMarket, BidLine, BidMain, GovernmentBids, True Advantage, all targeted at lead generation and bid matching services.

Onvia may face additional competition in the future as well-funded companies look to develop new Internet-based product and service offerings in the B2G arena. The markets Onvia competes in have relatively low barriers of entry, providing other companies with opportunities to quickly become more formidable competitors. In order to compete successfully, Onvia must increase its business and government agency customer bases, as well as the volume of transactions initiated through its web site and bid matching products. Furthermore, it must continually enhance its content and sources. Onvia’s failure to achieve these objectives could cause its revenue to decline and limit its ability to achieve profitability.

Onvia believes that the principal competitive factors affecting its market include, but are not limited to, content, product quality and features, base of existing customers, and customer service. In order to excel at these principal competitive factors more so than other competitors in its industry, Onvia intends to maintain a superior understanding of its target customers, offer superior value in its content and service offerings and sustain a more efficient operating model. Onvia believes that its current product and service offerings compare favorably to similar service offerings available in the market today. The success of Onvia’s business model hinges on key market assumptions, any one of which may not prove to be true, including the following:

•	A significant number of businesses will be willing to purchase an online government procurement lead generation service on a recurring basis;

•	Consolidation of government agency procurement networks will not occur quickly;

•	A significant number of government agencies will be willing to utilize the Internet for bid-matching services;

•	Government contracting leads will continue to be publicly available; and

•	Government spending will remain at its current level or increase.

Intellectual Property Rights

Onvia’s future success depends in part on its proprietary rights and technology. Onvia relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Onvia seeks to protect its internally developed products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Onvia cannot ensure that any of its proprietary rights with respect to its e-marketplace will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

Onvia presently has no issued U.S. patents or U.S. patent applications pending. Onvia has no current intention to file any U.S. patent applications. It is possible that Onvia may not develop proprietary products or technologies that are patentable and that the patents of others will seriously harm Onvia’s ability to do business.

Onvia has filed trademark applications in the United States for Onvia, the Onvia checkmark logo, DemandStar and DemandStar.com. In addition, Onvia has filed trademarks applications for Onvia, Onvia.com, DemandStar and DemandStar.com in one or more foreign countries. The trademark applications mentioned above are subject to review by the applicable governmental authority, may be opposed by private parties, and may not issue.

Employees

As of March 15, 2002, Onvia had 97 full-time employees working in the following departments: 61 in sales and marketing, 25 in technology and development and 11 in general and administrative.

None of Onvia’s employees are represented by a union or collective bargaining agreement. Onvia has never had a work stoppage and considers relations with its employees to be good.

Risk Factors

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating Onvia and its business because such factors may have a significant impact on Onvia’s business, results of operations and financial condition. As a result of the risk factors set forth below and elsewhere in this Report, and the risks discussed in Onvia's other Securities and Exchange Commission filings, actual results could differ materially from historical results or those projected in any forward-looking statements.

Onvia may be unable to maintain its listing on NASDAQ, which could cause Onvia's stock price to fall and decrease the liquidity of Onvia's common stock

Onvia's common stock currently is quoted on the NASDAQ National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Onvia's common stock have a minimum bid price of $1.00 per share. On September 27, 2001, Onvia received a letter from the NASDAQ National Market suspending all delisting activities until January 2, 2002. NASDAQ advised Onvia that it would begin enforcing compliance with its minimum bid price requirement, effective January 2, 2002. On February 14, 2002, Onvia received an initial warning letter from NASDAQ stating that the price of Onvia’s common stock had closed below the minimum $1.00 per share listing requirement for 30 consecutive trading days and that the 90-calendar day grace period had begun. At the end of the 90- calendar day grace period, NASDAQ will send an official delisting notice, at which time Onvia may file an appeal.

If Onvia’s common stock is delisted and any appeal it might file receives an unfavorable determination by NASDAQ, its common stock would be removed from listing on the NASDAQ National Market.

If Onvia’s common stock is delisted from trading on the NASDAQ National Market, in order to obtain relisting on the NASDAQ National Market, Onvia will need to satisfy certain quantitative designation criteria that it does not currently meet.

If Onvia’s common stock is delisted from trading on the NASDAQ National Market and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in its common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets”. Delisting of Onvia’s common stock would result in limited release of the market price of the common stock and limited news coverage of Onvia and could restrict investors’ interest in the common stock. Also, a delisting could materially and adversely affect the trading market and prices for Onvia’s common stock and Onvia’s ability to issue additional securities or to secure additional financing. In addition, if Onvia’s common stock were not listed and the trading price of the common stock was less than $5 per share, Onvia’s common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, Onvia’s common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Onvia’s common stock.

Onvia’s stock price is very volatile

The market price of Onvia’s common stock has been and is expected to continue to fluctuate significantly in response to various factors, including:

•	actual or anticipated changes in governmental spending;

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations, new products or services by Onvia or its competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market values of other Internet or online service companies;

•	announcements of significant acquisitions, strategic relationships, joint ventures, capital commitments, dividends or cash distributions;

•	additions or departures of key personnel;

•	sales, repurchases or splits of its common stock;

•	general market conditions;

•	delisting from the NASDAQ National Market; and

•	other events or factors, many of which are beyond Onvia’s control.

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

Onvia may fail to develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

Onvia’s success depends in part upon its ability to rapidly establish its own products and services as the standard used by businesses that transact with governmental entities and agencies in the United States. In order to increase revenue in the future, Onvia must continue to develop products and services that businesses, governments and citizens will find valuable, and there is no guarantee that it will be able to do so. If Onvia is unable to develop products and services that allow it to attract, retain and expand its current subscriber base, its revenues and future operating results may be harmed. Onvia cannot ensure that its products and services will appeal to a sufficient number of Internet users to generate continued revenue growth.

Onvia may lose the right to the content that it distributes, which is provided to it entirely by governmental entities

Onvia does not own or create the governmental content distributed to its vendors in the form of request for proposal and related information. Onvia does not have an exclusive right to this content. Onvia cannot ensure that these data sources will continue to be available in the future. Governmental entities could terminate their contracts to provide data or restrict the distribution of such data. The loss or the unavailability of Onvia’s data sources in the future, or the loss of its rights to distribute some of the data sources, would harm its business, operating results and financial condition.

Uncertainty in the commercial real estate market in Seattle may harm Onvia’s chances of eliminating its monthly lease payments on its idle office space and thus prevent Onvia from achieving its cash flow profitability goals

Onvia currently has approximately 79,000 square feet of idle office space in the Seattle market alone and has recorded a liability for the rent payments on this space through December 2003. As a result of the continuing economic slowdown, the current market for commercial real estate in Seattle is depressed. Onvia’s ability to sublease or otherwise dispose of these idle office space leases affects the timing of Onvia’s achievement of cash flow profitability. If the commercial real estate market in Seattle remains depressed and Onvia is unable to eliminate its monthly lease payments on its idle office space, Onvia’s business, operating results and financial condition would be harmed.

Onvia may not be able to maintain adequate bid flow to its customers if governmental agencies collectively reduce spending, and Onvia’s business may suffer

If at any time governmental agencies reduce spending for an extended period of time, there may be a shortage of procurement bids flowing through Onvia’s business-to-government (B2G) network. If Onvia cannot provide an adequate supply of government procurement bids to its subscribing suppliers, these customers may not renew their subscription to the service. The loss of its current and future subscribing suppliers would harm Onvia’s business, operating results and financial condition.

Onvia may not be able to meet its projected renewal rates, which could hurt Onvia’s growth and profitability

If Onvia is unable to meet its projected renewal rates on its two products, DemandStar by Onvia and The Onvia Guide, Onvia’s projected growth and profitability will suffer. The loss of renewals from its current and future subscribing suppliers would harm Onvia’s business, operating results and financial condition.

Onvia may face challenges that may prevent it from successfully integrating any future acquisition

There are significant challenges to integrating any acquisition. Because integrating companies and technologies involves significant challenges and is a complex process, the anticipated benefits of a merger may not be achieved. The challenges involved in integrations include:

•	retaining existing customers and strategic partners of Onvia and the acquired business;

•	retaining and integrating management and other key employees of both Onvia and the acquired business;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in Onvia’s business focus;

•	combining service and product offerings effectively and quickly;

•	transitioning the business systems to a common information technology system;

•	persuading employees that the business cultures of Onvia and the acquired business are compatible;

•	offering services and products of Onvia and the acquired business to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, and procedures and policies;

•	minimizing the potential disruption of Onvia’s business and distraction of its management;

•	incorporating the acquired business’ technology and products and services into the product and service offerings of Onvia; and

•	controlling expenses related to the integration of the companies.

Onvia may not succeed in overcoming these risks or any other problems encountered in connection with a merger. The diversion of the attention of Onvia’s management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Onvia’s business. If Onvia does not successfully integrate its future acquired businesses, the market price of Onvia’s common stock may decline.

If a merger does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of Onvia’s common stock may decline

Onvia may make incorrect assumptions about its potential acquisitions or mergers, such as the ability of the acquired businesses to secure additional business from government customers and vendors selling to those customers, and to continue to execute its strategic plan. Consequently, Onvia may not achieve the forecasted benefits of the merger, including improved financial results, to the extent anticipated by Onvia, or financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of Onvia’s common stock may decline.

Onvia’s ability to grow its business depends in part on governments and businesses increasing their use of the Internet to conduct commerce and the Internet’s ability to support the demands of this growth

Onvia’s growth depends in part on increased use of the Internet by governments and businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for Onvia’s services and products will be limited and its financial results may suffer.

Even if governments and businesses increase their use of the Internet, the Internet infrastructure may not be able to support the demands of this growth. The Internet infrastructure must be continually improved and expanded in order to alleviate overloading and congestion. If the Internet’s infrastructure is not improved or expanded, the Internet’s performance and reliability will be degraded. Internet users may experience service interruptions as a result of outages and other delays occurring throughout the Internet. Frequent outages or delays may cause consumers and businesses to slow or stop their use of the Internet as a transaction-based medium.

B2G network service platforms are at an early stage of development and market acceptance and may not prove to be viable

Onvia shutdown its business-to-business (B2B) exchange in July 2001, which included its Request for Quote service, News and Tools, and Buy Now exchange services. Onvia’s management believes that by focusing its resources on the development of its B2G network, Onvia is in a better position to attain its revenue and profitability objectives. Broad and timely acceptance of Onvia’s B2G network, which is critical to Onvia’s future success, is subject to a number of significant risks. These risks include:

•	operating resource management and procurement on the Internet is a new market;

•	Onvia’s need to significantly enhance the features and services of the network to achieve acceptance and scalability;

•	a significant number of business suppliers will not be willing to receive government procurement bids online;

•	a significant number of government agencies will not use Onvia’s network or the Internet to notify business suppliers about potential procurement opportunities;

•	potential difficulty in charging a fee to government agencies or their business suppliers; and

•	business customers will not provide Onvia data about themselves.

Although Onvia expects to derive a significant portion of its future revenue from government network services, Onvia has not yet fully evolved its revenue model for services associated with the network. The revenue associated with network services may be a combination of transaction and/or subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, Onvia cannot predict whether these services will be commercially successful or whether they will adversely impact revenues. Onvia will be seriously harmed if its B2G network model is not commercially successful.

Failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards and expectations could delay or hinder demand for or market acceptance of its products, which could hurt Onvia’s growth and profitability

To be successful, Onvia must develop, test and deploy new products in a timely fashion that meet the usability expectations of the marketplace. Due to the importance of timely introduction of new products in the marketplace, Onvia may release a product that contains defects. If Onvia releases a product that contains defects, or inadequate functionality and features, potential customers may become discouraged from using Onvia’s products, and therefore harm its reputation and business.

If regulations or legal restrictions are imposed upon bid aggregating on the Internet, Onvia’s business will be materially harmed

Onvia’s proprietary bid aggregating technology will be integral to its success. If the process of bid aggregating becomes regulated in the future and Onvia’s process for acquiring government bids is no longer cost-effective, Onvia’s business will be significantly harmed.

If government agencies require Onvia to provide the entire bid document to its subscribers, Onvia would need to develop a new method of obtaining bid documents, and its business would be harmed

Onvia only provides its subscribers with a summary of the government bid notification and the required contact information, and not the complete bid document. Government agencies could receive complaints from a potential business supplier about the lack of detail provided in the bid notification distributed by Onvia. The agencies could consequently require Onvia to provide the complete document to its suppliers to eliminate any potential confusion during the bidding process. If this occurs, Onvia’s current bid aggregating technology would not be adequate to achieve these requirements, and Onvia would need to find a new method to accumulate the complete bid document for distribution to its subscribers.

If Onvia fails to expand its current technology infrastructure and network software system, it will be unable to accommodate its anticipated growth

To be successful, Onvia must expand and develop its technology infrastructure and network software system. To maintain the necessary technology in the future, Onvia must continue to expand and stabilize the performance of its web servers, optimize the performance of its network servers and ensure the stable performance of its entire network. Onvia must improve, and potentially replace, its network software system to handle additional customers and to provide additional functionality. Onvia may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, Onvia may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network traffic may discourage potential customers from using Onvia’s network, and therefore harm its reputation and business.

Onvia has a limited operating history, making it difficult to evaluate its business and future prospects

Onvia was incorporated in March 1997. Onvia has been serving businesses since that time and has been focusing on including government agencies in its network only for the last year. Onvia has a limited operating history upon which an investor may evaluate its business and prospects. Onvia’s potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as e-marketplaces. Onvia may not successfully address any of these risks. If Onvia does not successfully address these risks, its business will be seriously harmed.

Prior to July 2001, Onvia derived most of its revenue from product sales and transactions on its business-to-business exchange. Onvia closed this business in 2001 for economic reasons, and subsequently, Onvia generates revenue exclusively from its business-to-government network. Onvia’s revenue and associated costs from its business-to-government network is significantly lower following the closure of its B2B exchange. This decrease may have an adverse effect on Onvia’s stock price.

Onvia has incurred negative cash flows in each quarter since inception, and it expects to incur significant negative cash flows in the future

Onvia has incurred negative cash flows from operations in each quarter since inception. Under Onvia’s current operating plan, it expects to continue to incur negative cash flows in 2002. To increase revenue, Onvia will need to continue to attract customers and suppliers to its network and expand its service offerings. Under its operating plan, it is also projected that Onvia will continue to incur significant sales and marketing, technology and development, and general and administrative expenses. As a result, Onvia will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect Onvia’s business, operating results and financial condition and may adversely affect the market price of Onvia’s stock.

Onvia has completed several acquisitions and may make future acquisitions, which may harm its operating results

Onvia has completed several acquisitions and expects to continue making acquisitions designed to increase its customer base, broaden its offerings and expand its technology platform. Onvia’s ability to integrate its past acquisitions is unproven. In addition, failure to successfully evaluate and execute future acquisitions may seriously harm Onvia’s business. To evaluate and execute an acquisition successfully, Onvia must:

•	properly evaluate the technology, personnel and customers;

•	accurately forecast the financial impact of the transaction, including charges and transaction and professional expenses;

•	integrate and retain personnel;

•	combine potentially different corporate cultures; and

•	effectively integrate services and products and technology, sales, marketing and support operations.

If Onvia fails to do any of these tasks, it may complete unsuccessful acquisitions, possibly resulting in adverse consequences to Onvia’s business. In March 2001, Onvia closed its hosting operations, which was acquired in July 2000, and licensed its Canadian operations in Vancouver, British Columbia and in December 2001, Onvia eliminated its outside sales force associated with its acquisitions of Globe-1 and DemandStar.com

(acquired in August 2000 and March 2001, respectively). Onvia closed these operations as part of its overall strategic initiative to cut costs and focus on the development of its B2G network.

Onvia currently intends to finance future acquisitions by using Onvia’s common stock and cash for all or a portion of the consideration to be paid. In the event that Onvia’s common stock does not maintain sufficient value, is delisted from NASDAQ or potential acquisition candidates are unwilling to accept Onvia’s common stock as consideration for the sale of their businesses, Onvia may be required to use more cash, if available, in order to continue making acquisitions. If Onvia does not have sufficient cash, Onvia’s growth through acquisitions could be limited unless it is able to obtain capital through additional debt or equity financings.

Onvia’s quarterly financial results are subject to fluctuations that may make it difficult to forecast its future performance

Onvia expects its revenue and operating results to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of its results between quarters. Onvia’s limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Factors that may affect its quarterly results include those discussed throughout this section. A significant portion of Onvia’s subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters.

Onvia’s current and future levels of operating expenses and capital expenditures are based largely on its growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. Onvia may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm its business and results of operations. The breakdown of Onvia’s strategic relationship with firstsource and the termination of its Insight relationship have resulted in a significant decline in Onvia’s revenue. The closure of the B2B site has resulted in a significant decline in Onvia’s network revenue and has eliminated any product commission revenue.

Onvia’s limited operating history and rapid growth make it difficult to assess the seasonal factors in its business. Nevertheless, Onvia expects seasonal fluctuations in its business, reflecting a combination of seasonal trends for the services and products it offers, seasonal trends in the buying habits of its target small business customers and government agency buyers and seasonal trends reflecting Internet usage.

Onvia has repurchased shares of its common stock on the NASDAQ National Market; however, its stock price may decline and Onvia could see the value of this investment decrease

Through December 2001, Onvia’s Board of Directors had authorized the repurchase of up to $15 million shares of its common stock on the open market and as of December 31, 2001, Onvia had repurchased $8.5 million under this program. However, Onvia’s stock price is volatile, and Onvia could see the value of this investment in its own stock decline, which could adversely impact its financial position. There can be no assurance that Onvia will continue to repurchase shares in the future.

Onvia’s network and software may be vulnerable to security breaches and similar threats that could result in its liability for damages and harm its reputation

Onvia’s network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in Onvia’s liability for related damages, and its reputation could suffer, thus deterring existing and potential customers from transacting business with Onvia. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to Onvia’s customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in its computer systems.

Onvia intends to continue to implement industry-standard security measures, but it cannot ensure that the measures it implements will not be circumvented. The costs and resources required to alleviate security problems may result in interruptions, delays or cessation of service to its customers, which could harm its business.

Onvia’s operations may be adversely affected by earthquakes or extended power outages

Onvia’s corporate headquarters are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. Onvia does not know the ultimate impact on its operations of being located near major earthquake faults, but an earthquake could harm its operating results. In addition the Pacific Northwest may experience power shortages or outages. Power shortages or outages could cause disruptions to Onvia’s operations, which in turn may result in a material decrease in its revenues and earnings and harm its business. Onvia’s insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

Any settlement or claim awarded against Onvia as a result of the securities class action suits filed against Onvia could negatively impact its operating results

In the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits have been filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaint charges defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

The results of litigation proceedings are inherently unpredictable, however, and Onvia is unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred. Onvia expects its Directors and Officers insurance to cover any award or settlement as a result of these claims, less its self retention of $250,000. Although Onvia believes it is unlikely, any cash award or settlement in excess of Onvia’s Directors and Officers insurance to the plaintiffs could have a material negative impact on its operating results and financial condition. It is also possible that defense of these claims will result in a significant diversion of management attention.

Intense competition could impede Onvia’s ability to gain market share and harm its financial results

The B2G e-commerce markets are new, rapidly evolving and intensely competitive, and Onvia expects competition to intensify in the future. Onvia’s business could be severely harmed if Onvia is not able to compete successfully against current or future competitors. Although Onvia believes that there may be opportunities for several providers of products and services similar to Onvia’s, a single provider may dominate the market. Onvia expects that additional companies will offer e-commerce solutions in the future.

Onvia’s current and potential competitors include companies such as BidNet, TrueAdvantage, AMS, FedMarket, BidLine, Simplexis, Epylon, NIC Commerce, ProcureNet and other companies focused on providing services to government agencies.

Many of Onvia’s current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in business and Internet markets and significantly greater financial, marketing and technical resources than Onvia does. Onvia’s competitors may be more successful than Onvia in developing their technologies, adapting more aggressive pricing policies and establishing more comprehensive marketing and advertising campaigns.

Onvia’s competitors may develop web sites that are more sophisticated than Onvia’s with better online tools and service and product offerings superior to Onvia’s. For these and other reasons, Onvia’s competitors’ web sites may achieve greater acceptance than Onvia’s, limiting its ability to gain market share and customer loyalty and to generate sufficient revenue to achieve profitability.

Onvia has changed strategy very quickly and if it fails to manage this change, its ability to increase revenue and achieve profitability will be harmed

Onvia has rapidly and significantly accelerated its migration from an online reseller of services and products to a network for businesses and government agencies. This change has placed a significant strain on Onvia’s employees, management systems and other resources and will continue to do so.

If Onvia does not execute its change effectively, its revenue may not grow as expected, and Onvia may not achieve profitability.

Onvia’s business will suffer if it is unable to hire and retain highly qualified employees

Onvia’s future success depends on its ability to identify, hire, train and retain highly qualified sales and marketing, technical, managerial and administrative personnel, especially those experienced in dealing with government agencies and businesses that serve government agencies. As Onvia continues to introduce new services, products and features on its web site, and as its customer base continues to grow, Onvia will need to hire qualified personnel. Competition for qualified personnel, especially those with Internet experience and experience in government procurement, is intense, and Onvia may not be able to attract, train, assimilate or retain qualified personnel in the future. In addition, Onvia’s recent layoffs and reductions in workforce may affect its ability to attract new qualified personnel as required. Onvia’s failure to attract, train, assimilate and retain qualified personnel could seriously disrupt its operations and could increase its costs as Onvia would be required to use more expensive outside consultants.

Onvia’s executive officers, directors and key employees are critical to its business, and these officers, directors and key employees may not remain with Onvia in the future

Onvia’s business and operations are substantially dependent on the performance of its senior management, directors and key employees, all of whom are employed on an at-will basis. The loss of Michael D. Pickett, Chairman of the Board of Directors, Chief Executive Officer and Acting Chief Financial Officer, or Clayton W. Lewis, President and Chief Operating Officer, members of the Board of Directors or other key employees would likely harm Onvia’s business.

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

Onvia may require substantial additional funds to expand its marketing activities, to continue to develop and upgrade its technology and to make corporate acquisitions. If Onvia issues convertible debt or equity securities to raise additional funds, Onvia’s existing stockholders will be diluted.

The performance of its web site is critical to Onvia’s business and its reputation

Any system failure that causes an interruption in the service of Onvia’s government network or a decrease in its responsiveness could result in reduced activity and reduced revenue. Further, prolonged or ongoing performance problems on its web site could damage Onvia’s reputation and result in the permanent loss of customers. In the past, system interruptions have made Onvia’s web site totally unavailable, slowed its response time or prevented Onvia from making its service available to its customers, and these problems may occur again in the future.

As of June 2001, Onvia moved all of its web servers in-house at its corporate headquarters in Seattle, Washington from its previous off-site location at Exodus Communications. Onvia’s lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of its network web site service. Regardless of whether Onvia’s servers are maintained by Exodus or Onvia, Onvia’s backup systems may not be sufficient to prevent major interruptions to its operations, and it has not finalized and tested its disaster recovery plan. Onvia may not have sufficient business interruption insurance to cover losses from major interruptions.

Customers and visitors to Onvia’s web site depend on their own Internet service providers, online service providers and other web site operators for access to the Onvia web site. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Onvia’s systems.

Onvia’s services and products depend upon the continued availability of licensed technology from third parties

Onvia licenses, and will continue to license, technology integral to its services and products from third parties. If Onvia is unable to acquire or retain key third-party product licenses or integrate the related third-party products into its network services, Onvia’s service and product development may be delayed. Onvia also expects to require new licenses in the future as its business grows and technology evolves. Onvia may not be able to obtain these licenses on commercially reasonable terms, if at all.

Onvia may not be able to keep up with rapid technological and industry changes

The Internet and online exchange markets are characterized by rapid technological change, frequent introductions of new or enhanced hardware and software products, evolving industry standards and changes in customer preferences and requirements. Onvia may not be able to keep up with any of these or other rapid technological changes, and if it does not, its business will be harmed. These changes and the emergence of new industry standards and practices could render Onvia’s existing web site and operational infrastructure obsolete. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require Onvia to incur substantial expenditures to modify or adapt its operating practices or infrastructure. To be successful, Onvia must enhance its web site responsiveness, functionality and features, acquire and license-leading technologies, enhance its existing service and product offerings, and respond to technological advances and emerging industry standards and practices in a timely and cost effective manner.

Future regulations could be enacted that either directly restrict Onvia’s business or indirectly impact its business by limiting the growth of e-commerce

As e-commerce evolves, federal, state, local and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for Onvia’s services and offerings. Although many regulations might not apply to its business directly, Onvia expects that laws regulating the collection or processing of personal or consumer information could indirectly affect its business. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce.

Onvia may be unable to obtain future DemandStar by Onvia contracts through the request for proposal process

Once a government decides to use Onvia’s DemandStar by Onvia services, it sometimes involves a selection process that operates under special rules imposed by law applicable to government purchasing. These rules typically require open bidding by possible service providers like Onvia against a list of requirements established by governments under existing or specially created procedures generally involving requests for proposals made by governments. To respond successfully to these requests for proposals, Onvia must estimate the time and costs required to establish operations for the proposed government client and the likely terms of any other proposals submitted. Onvia must also assemble and submit a large volume of information within the strict time schedule mandated by a request for proposal. Whether or not Onvia is able to respond successfully to requests for proposals in the future will significantly impact its business.

Onvia cannot guarantee that it will win any bids in the future through the request for proposal process. Onvia also cannot guarantee that any winning bids will ultimately result in contracts because after the winning bid is identified, negotiations then occur between the winning party and the agency. Typically, these negotiations are over legal terms and conditions of the agreement, not price or delivery time. Onvia cannot guarantee the success of those negotiations. If negotiations fail, the agency is free to negotiate with other bidders or restart the request for proposal process. Onvia generates most of its revenue from vendors who pay fees to it in order to use its systems to sell goods and services to government agencies. If Onvia is unable to sign up governments to participate in its B2G network, then Onvia will be unable to secure revenue-generating agreements with new vendors and existing vendors may terminate their agreements with Onvia for its DemandStar by Onvia service.

Onvia’s principal stockholders, officers and directors own a controlling interest in its voting stock

Onvia’s officers, directors and stockholders with greater than 5% holdings beneficially own a majority of its outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to its stockholders for approval, including:

•	election of Onvia’s Board of Directors;

•	removal of any of Onvia’s Board of Directors;

•	amendment of Onvia’s certificate of incorporation or bylaws; and

•
adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving Onvia; and contrarily, approve any change in control, merger, takeover, corporate liquidation or any other business transaction involving Onvia

These stockholders have substantial influence over Onvia’s management and its affairs.

Onvia has implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of its stock

Provisions of Onvia’s certificate of incorporation and bylaws, as well as provisions of Delaware law, Onvia’s state of incorporation, can have the effect of making it difficult for a third party to acquire Onvia, even if doing so would be beneficial to its stockholders.

Onvia’s declared cash distribution to its stockholders may negatively impact Onvia’s stock price and future operations

Onvia’s business has not yet generated retained earnings from which to pay dividends. However, on March 22, 2002, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million. This cash distribution and investors’ reaction to the announcement or payment of the distribution may cause the price of Onvia’s common stock to decline, which would further negatively impact on Onvia’s ability to remain listed with the NASDAQ National Market. In addition, the cash distribution may not leave Onvia with adequate cash to pursue unidentified, future merger and acquisition activities, to meet its lease obligations over the entire term of its lease if Onvia does not reduce or eliminate this obligation, or to achieve its profitability goals.

ITEM 2.    PROPERTIES

Onvia’s headquarters are located in Seattle, Washington, where it leases approximately 79,000 square feet in three floors of a four-story office complex. The lease expires in 2010. Additionally, Onvia currently has approximately 19,000 square feet in a former corporate facility for which the lease expires in 2006. Due to Onvia’s current size, it has approximately 79,000 square feet of idle office space. Onvia is currently evaluating options to resolve the issue of its idle office space.

Onvia currently has approximately 21,500 square feet of idle office space in Plantation, Florida, approximately 7,500 square feet of idle office space in Vancouver, British Columbia and approximately 5,000 square feet of idle office space in Bellevue, Washington. These leases expire in 2002, 2004 and 2005, respectively. Onvia is a sublessor of approximately 6,000 square feet of office space in Scottsdale, Arizona.

ITEM 3.    LEGAL PROCEEDINGS

In February 2000, John Meier, a former associate of the former chief executive officer of Onvia, filed an action against Onvia and the former chief executive officer of Onvia alleging a breach of a partnership arrangement. In this action, the plaintiff asserted that he was entitled to 50% of the former chief executive officer’s interest in Onvia and 50% of the assets and business of Onvia. In November 2001, a consent of dismissal was signed and filed, officially closing the action. No payment was made to Mr. Meier.

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriters, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

In addition, from time to time Onvia is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of Onvia, the ultimate outcomes are inherently uncertain.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Onvia common stock began trading on the NASDAQ National Market on March 1, 2000 under the symbol ONVI. The table below lists the high and low closing prices per share of Onvia’s common stock for each quarterly period during the past fiscal year as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2000
First Quarter (beginning March 1, 2000)	$78.00	$20.00
Second Quarter	21.88	4.13
Third Quarter	11.88	4.13
Fourth Quarter	7.56	0.75

Year Ended December 31, 2001
First Quarter	$1.84	$0.66
Second Quarter	1.09	0.63
Third Quarter	0.75	0.34
Fourth Quarter	0.58	0.41

Holders

As of March 1, 2002, there were 643 holders of record of Onvia common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

On March 22, 2002, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million, to return excess operating capital to Onvia’s stockholders. Onvia anticipates that for most stockholders this will result in a non-taxable return of capital. This distribution will occur on May 3, 2002.

Recent Sales of Unregistered Securities

On March 5, 2001, in connection with the acquisition of DemandStar.com, Inc., Onvia issued approximately 5,033,000 shares of its common stock.

Use of Proceeds

On February 29, 2000, Onvia’s registration statement on Form S-1, file no. 333-93273, became effective. The offering date was February 29, 2000. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Credit Suisse First Boston Corporation, Chase H&Q, Robertson Stephens, William Blair & Company, and E*OFFERING. The offering consisted of 9,200,000 shares of common stock, including 1,200,000 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option. The aggregate price of the shares offered and sold was $193.2 million. Proceeds to Onvia, after accounting for $15.4 million in underwriting discounts and commissions, were $177.8 million. Onvia generated interest income of approximately $5.5 million and $11.0 million during the years ended December 31, 2001 and 2000, respectively. Also in March 2000, Onvia sold to Internet Capital Group, or ICG, 2,666,666 shares of its common stock at the initial public offering price of $21.00 per share in a private placement transaction, which generated net proceeds of $56.0 million.

Onvia is using the net proceeds raised in the initial public offering for additional working capital and general corporate purposes. Onvia has used and may use these proceeds in the future for any or all of the following transactions: acquisitions of businesses, products and technologies that are complementary to Onvia’s business, to fund operating losses or contingent liabilities, to repurchase shares of Onvia’s own common stock or to fund a dividend to its stockholders.

None of the net offering proceeds were paid to, and none of the initial public offering expenses related to proceeds, directly or indirectly, were made to, Onvia’s directors, officers or general partners or their associates or persons owning 10% or more of any class of Onvia’s securities or affiliates.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the period from March 25, 1997 (inception) to December 31, 1997 and for the years ended December 31, 1998, 1999, 2000 and 2001 should be read in conjunction with the consolidated financial statements and related notes of Onvia and its subsidiaries included in this annual report on Form 10-K, as well as the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	March 25, 1997 (inception) to December 31, 1997
		Year Ended December 31,
		1998	1999	2000	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue(1)	$62	$1,037	$27,177	$147,567	$17,870
Gross margin	15	(45)	(4,397)	(6,870)	6,980
Noncash stock-based compensation			10,463	8,018	3,058
Restructuring charges (including firstsource)(2)				4,687	52,122
Total operating expenses	146	623	38,428	119,559	115,982
Loss from operations	(130)	(669)	(42,825)	(126,429)	(109,002)
Net loss	(130)	(672)	(43,366)	(117,098)	(104,405)
Net loss attributable to common stockholders	$(130)	$(672)	$(57,373)	$(116,811)	$(104,405)

Basic and diluted net loss per common share	$(0.02)	$(0.08)	$(4.59)	$(1.74)	$(1.27)

Basic and diluted weighted average shares outstanding	8,001	8,001	12,508	67,151	82,413

(1)	See further discussion of reduction in revenue in 2001 in Note 1 to the consolidated financial statements.
(2)	See further discussion of restructuring charges in Note 8 to the consolidated financial statements.

	December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$6	$45	$38,518	$159,147	$81,990
Total assets(1)	12	180	50,279	241,076	115,379
Long-term debt including current portion			9,653	6,120	2,984
Total stockholders' equity (deficit)	(120)	(792)	26,613	195,288	97,019

(1)	Reduction in total assets was primarily due to a major corporate restructuring in 2001. See further discussion of restructuring charges in Note 8 to the consolidated financial statements.

Selected Quarterly Financial Information

The selected quarterly financial data of Onvia and its subsidiaries set forth below for the quarters in the years ended December 31, 2000 and 2001, have been derived from Onvia’s unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of Onvia’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial data in accordance with accounting principles generally accepted in the United States of America for the periods presented. The financial data for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations Data:
Revenue	$21,509	$29,253	$45,332	$51,473
Gross margin	(2,846)	(2,924)	(1,678)	578
Total operating expenses	24,099	35,209	31,790	28,461
Loss from operations	(26,945)	(38,133)	(33,468)	(27,883)
Net loss	(26,160)	(34,683)	(30,520)	(25,735)
Net loss attributable to common stockholders	$(25,873)	$(34,683)	$(30,520)	$(25,735)

Basic and diluted net loss per share	$(0.71)	$(0.48)	$(0.39)	$(0.31)

Weighted average shares outstanding(1)	36,377	72,301	77,832	81,815

	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations Data:
Revenue	$11,852	$2,126	$2,644	$1,248
Gross margin	1,899	1,553	2,610	918
Total operating expenses	47,712	17,426	20,695	30,149
Loss from operations	(45,813)	(15,873)	(18,085)	(29,231)
Net loss	(43,975)	(14,539)	(17,176)	(28,715)
Net loss attributable to common stockholders	$(43,975)	$(14,539)	$(17,176)	$(28,715)

Basic and diluted net loss per share	$(0.52)	$(0.17)	$(0.21)	$(0.37)

Weighted average shares outstanding	84,603	85,429	81,510	77,962

(1)	Increase in weighted average shares outstanding was due to Onvia’s initial public offering. See further discussion in Note 15 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Onvia’s disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes”, “anticipates” and “intends” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about Onvia’s plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Onvia’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors” in Item 1 of this Report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

Results of Operations

Overview

Onvia is a leading business-to-government (B2G) marketplace for government agency buyers and business suppliers. The Onvia network helps business suppliers secure government contracts and government agencies find suppliers online. Onvia’s network manages the distribution and report of bid requests from government agencies nationwide in the $600 billion federal, state and local government marketplace. Business suppliers no longer have to scour newspapers, trade periodicals, or the Internet in search of government opportunities. Onvia’s network efficiently matches government agency bid requests to suppliers of the requested commodity, saving time and money on both sides of the procurement process. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers. Increased bid competition drives costs down for government agencies, as well as lowering marketing and administrative expenses. Agencies also have access to Onvia’s bid library that contains hundreds of bids awarded within the last 18 months.

Onvia’s B2G network consists of two B2G products, DemandStar by Onvia and The Onvia Guide, which allow business suppliers access to federal, state and local government agency procurement opportunities nationwide.

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to bid requests from approximately 400 participating government agencies. Subscribers have access to agency bid requests by commodity or location, and to Onvia’s library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

The Onvia Guide

Onvia’s proprietary Onvia Guide service allows business users the opportunity to participate in government procurement contracts in 214 business categories over six vertical markets. The vertical markets currently served are:

•	Architectural, Engineering and Environmental Services

•	IT Telecom

•	Consulting Services

•	Construction Services and Building Supplies

•	Operate and Maintain

•	Transportation

Subscription revenues from The Onvia Guide are generated from monthly and annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

In total, Onvia currently has over 24,200 subscribing business suppliers that receive over 170,000 bids per year from government agencies on its network.

In view of the rapidly changing nature of Onvia’s business and limited operating history, Onvia believes that a historical comparison of revenue and operating results is not necessarily meaningful and should not be relied on as an indication of future performance. This is particularly true of companies such as Onvia that operate in new and rapidly evolving markets. As a result, Onvia’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. See “Risk Factors” for a more complete description of the many risks Onvia faces.

Recent Developments

2001 was a year of challenges for Onvia, which has redefined and reestablished itself as a competitor in online commerce. Market conditions encouraged a focus on cash profitability instead of revenue growth, and in the first three quarters of 2001, Onvia’s management implemented initiatives to cut spending and simplify its business strategy, with the ultimate goal of becoming cash flow positive by the end of fiscal 2002, contingent upon resolving its idle office space lease obligations. In pursuit of this goal, Onvia has focused on its B2G network, which Onvia has determined to have the greatest potential for achieving profitability by the end of 2002. As a result of the cost-saving initiatives, Onvia closed its business-to-business exchange in 2001, which included Purchase Now, its product retail offering, and its Request for Quote, web hosting and News and Tools offerings. Onvia also closed its satellite offices in Phoenix, Arizona, Plantation, Florida, and Vancouver, British Columbia.

In the fourth quarter of 2001, Onvia implemented plans to further reduce its cost structure. As a result of this initiative, Onvia announced the elimination of its outside sales force and the reduction of development resources and staff in other selected departments. The eliminations resulted in the termination of 41 employees of which 25 were in sales and marketing, 11 were in technology and development and 5 were in general and administrative. Onvia recorded a restructuring charge related to the elimination of these operations of approximately $18.7 million in the fourth quarter of 2001, of which $12.1 million related to a goodwill impairment resulting from the past acquisition of discontinued technology and the elimination of its outside sales force.

In March 2000, Onvia raised $233.8 million in its initial public offering and concurrent private placement to support its operating and corporate development cash requirements as a B2B business. In 2001, Onvia’s operating cash requirements significantly decreased as a result of Onvia’s cost saving strategies, its focus on its B2G operations, and the closure of its B2B business. After considering the cash requirements related to Onvia’s B2G operations, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million, on March 22, 2002. Based on current projections, Onvia anticipates that for most stockholders this will result in a non-taxable return of capital. This distribution will occur on May 3, 2002. Subsequent to this distribution, Onvia believes it will have sufficient capital available to achieve its profitability goals, reduce or eliminate its idle office space lease obligations, and engage in potential corporate transactions.

Acquisitions

ProjectGuides, Inc.

On June 11, 2001, Onvia acquired the technology and certain assets of ProjectGuides, Inc. (ProjectGuides) to complement Onvia’s business-to-government network. Additionally, Onvia employed 20 former ProjectGuides employees. The acquired technology enhances Onvia’s ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. Onvia accounted for this transaction as a purchase. Accordingly, ProjectGuides’ results of operations are included in Onvia’s combined results from the date of acquisition and goodwill of $750,000 has been recorded for the purchase price in excess of the assets acquired.

DemandStar.com, Inc.

On March 5, 2001, Onvia acquired DemandStar.com, Inc. (DemandStar). The acquisition of DemandStar complements Onvia’s current business-to-government network offerings and expands its customer base. Onvia accounted for this acquisition as a purchase business combination. Accordingly, DemandStar’s results of operations are included in Onvia’s combined results from the date of acquisition and goodwill of $20.4 million has been recorded for the purchase price in excess of the assets acquired.

Partnership Agreements

Visa USA Inc.

In July 2000, Onvia entered into a custom site license agreement with Visa USA Inc. (Visa) to create VisaBusiness.com, a site specifically designed to help Visa’s business cardholders earn incremental revenue through the use of Onvia’s B2B exchange services.

In July 2001, Onvia and Visa mutually agreed to terminate their custom co-branded site agreement as of June 30, 2001.

Significant Accounting Policies and Management Estimates

Revenue recognition

Subscription revenue is amortized over the term of the service provided. Unearned revenue at December 31, 2001 consists of prepayments for annual subscriptions with terms that extend into 2002. Revenue from licensing technology, B2B exchange services and advertising are recognized when the transaction occurs, ratably over the duration of the placement, or over the term of the agreement, as appropriate. Revenue streams from licensing technology, B2B exchange services and advertising were eliminated with the closure of Onvia’s B2B website.

Prior to the closure of its B2B website, Onvia also generated revenue from the sale of products. Product revenue was recognized upon receipt of product by the customer, and included any shipping and handling billed to the customer. Onvia acted as principal in those transactions, and because orders were initiated directly on Onvia’s website, Onvia took title to the goods during shipment, and had economic risk related to collection, customer service and returns. Onvia’s product sales operation was eliminated in conjunction with the closure of its business-to-business exchange in July 2001. Unearned revenue at December 31, 2000 represents payments received from customers for product in transit to the customer.

Lease obligations

In conjunction with the closure of its Canadian operations and B2B exchange and the elimination of its outside sales force, Onvia recorded a charge to reserve lease payments on its idle office space leases through December 2003. As a result of the downsizing that occurred throughout 2001, Onvia currently has approximately 79,000 square feet of idle office space in Seattle’s depressed commercial real estate market and approximately 34,000 square feet in other locations. At December 31, 2001, the total accrual related to future lease payments on Onvia’s idle office space was $6.6 million. The timing of Onvia’s achievement of cash flow profitability is dependent on, among other things, its ability to sublease or otherwise dispose of the monthly lease payments on its idle office space. Future lease obligations for office space under lease exceed $20 million. Should it take longer to sublease the excess office space or the sublease amount be lower than Onvia’s obligation, the actual cost could exceed the amount accrued.

Goodwill

As provided by Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, Onvia recorded an impairment of goodwill of $26.2 million associated with the closure of its web hosting business, the elimination of its outside sales force and the discontinued use of an acquired technology. During the year ended December 31, 2001, Onvia recorded an additional impairment of goodwill in the amount of $1.1 million as a reduction of accounts payable related to a prior acquisition.

Commencing January 1, 2002, Onvia will adopt SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. Onvia is currently analyzing the impact of this new guidance on its balance sheet and results of operations, and preliminarily, Onvia expects to incur an impairment charge to write-down all of its existing goodwill upon adoption which will be presented after net income (loss) from operations as the cumulative effect of adopting the new Statement. At December 31, 2001, goodwill totaled $16.5 million.

Contractual Obligations

Future required payments under contracts are as follows for the years ending December 31:

	Operating Leases	Debt	Total
2002	$2,728,410	$2,034,470	$4,762,880
2003	2,831,254	450,000	3,281,254
2004	2,767,164	500,000	3,267,164
2005	2,615,085		2,615,085
2006	2,399,400		2,399,400
Thereafter	7,354,000		7,354,000

	$20,695,313	$2,984,470	$23,679,783

Onvia also guarantees an outstanding $3.2 million promissory note issued to its former Chief Executive Officer by a third party lender. The principal is payable by the executive in five payments, the last of which is due on July 31, 2002.

Years Ended December 31, 2000 and 2001

Onvia had a net loss attributable to common stockholders of $104.4 million for the year ended December 31, 2001, or a loss of $1.27 per share, compared with a loss of $116.8 million, or a loss of $1.74 per share, for the year ended December 31, 2000. Loss from operations excluding amortization of goodwill, restructuring charges, the firstsource charge and noncash stock-based compensation was $37.5 million, or a loss of $0.46 per share, for the year ended December 31, 2001, compared to $106.1 million, or a loss of $1.58 per share, for the year ended December 31, 2000.

Revenue.    Exchange and other revenues were $9.4 million for the year ended December 31, 2001 compared to $3.6 million for the year ended December 31, 2000. The increase in exchange revenues was due primarily to nonrecurring license revenue of $1.8 million from the termination of the Visa co-branding agreement and to the official introduction of the business-to-government network to Onvia’s website in the quarter ended June 30, 2001. Of the total exchange and other revenues, $3.0 million related to Onvia’s business-to-government network for the year ended December 31, 2001 compared to $230,000 for the year ended December 31, 2000. Future exchange revenues will consist of subscription fees from Onvia’s business-to-government network. Product revenues were $8.5 million for the year ended December 31, 2001 compared to $144.0 million for the year ended December 31, 2000. With the closure of its business-to-business exchange, Onvia no longer generates product revenue.

Gross Margin (Loss).    Gross margin from exchange and other revenue declined to a positive 85.8% for the year ended December 31, 2001 from positive 100.0% for the year ended December 31, 2000. Gross margin from exchange and other revenue decreased beginning in March 2001 due to the addition of Onvia’s business-to-government network, which has bid aggregation and document fulfillment costs included in cost of revenues. Total gross margin was a positive 39.1% for the year ended December 31, 2001 compared to negative 4.7% for the year ended December 31, 2000. The improvement in overall gross margin was due to the closure of Onvia’s product sales operations. Onvia’s product sales operations were eliminated in conjunction with the closure of Onvia’s business-to-business exchange in July 2001.

Sales and Marketing.    Sales and marketing expenses were approximately $24.9 million for the year ended December 31, 2001, compared to $67.2 million for the year ended December 31, 2000. The decrease in sales and marketing expenses was due primarily to a decrease in advertising expenditures related to business-to-business promotions and reductions in headcount due to the closure of Onvia’s business-to-business website and product sales organization and the elimination of its outside sales force.

Technology and Development.    Technology and development expenses were $14.9 million for the year ended December 31, 2001, compared to $28.3 million for the year ended December 31, 2000. The decrease in technology and development expenses was due primarily to reductions in headcount resulting from the closure of Onvia’s business-to-business website and product sales organization.

General and Administrative.    General and administrative expenses were $8.5 million for the year ended December 31, 2001, compared to $13.1 million for the year ended December 31, 2000. The decrease was primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal, professional and recruiting fees resulting from cost saving measures.

Restructuring Charges.    During the year ended December 31, 2001, Onvia recorded restructuring charges of $49.3 million, compared to $4.7 million for the year ended December 31, 2000.

In March 2001, Onvia recorded a restructuring charge of $24.3 million. This charge consisted primarily of the write off of goodwill due to the closure of Onvia’s hosting operations in March 2001, and the write off of property and equipment and internally developed software and employee severance costs relating to Onvia’s hosting and Canadian operations. Costs relating to this event will be paid through June 30, 2002.

In July 2001, Onvia implemented plans to further reduce corporate spending and focus exclusively on its business-to-government network. As a result of this strategic initiative, Onvia shutdown it’s business-to-business exchange and relocated its Florida development operations to Seattle. Onvia recorded a restructuring charge related to the elimination of these operations of approximately $6.3 million. Costs relating to this event will be paid through June 30, 2002.

In December 2001, Onvia further reduced its cost structure by eliminating its outside sales force and further reducing its staff in redundant positions. Onvia recorded a restructuring charge related to the elimination of these operations of approximately $18.7 million. This charge included employee severance costs, a charge to accrue lease payments on Onvia’s idle office space and a goodwill impairment of $12.1 million resulting from the discontinuing use of technology from a past acquisition and the elimination of its outside sales force. Costs relating to this event will be paid through December 31, 2003.

See further discussion of the detail regarding the 2001 and 2000 restructuring charges in Note 8 to the consolidated financial statements.

Firstsource Charge.    As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for Onvia’s website through April 2001, Onvia recorded a charge of approximately $2.8 million in the period ended March 31, 2001, which consisted primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

Interest Income and Other, Net.    Interest income and other, net, was approximately $4.6 million for the year ended December 31, 2001, compared to approximately $9.3 million for the year ended December 31, 2000. The decrease was due to lower prevailing interest rates and Onvia’s lower cash balance held in interest bearing accounts during the year ended December 31, 2001.

Noncash Stock-based Compensation.    Onvia records unearned stock compensation in connection with the grant, or absorption of options in a purchase business combination, of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of its common stock and the exercise price of the options. For non-employee options, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At December 31, 2001, unearned stock compensation was $1.8 million. Onvia has recorded $3.1 million of net noncash stock-based compensation expense for the year ended December 31, 2001, compared to $8.0 million for the year ended December 31, 2000. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill.    Amortization of goodwill was approximately $15.5 million for the year ended December 31, 2001 compared to $6.3 million for the year ended December 31, 2000. Onvia acquired Zanova Inc., Globe-1 Incorporated, and Hardware.com, Inc. in the third quarter of 2000, DemandStar.com, Inc. in the first quarter of 2001 and ProjectGuides, Inc. in the second quarter of 2001. Onvia accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia initially recorded goodwill of $65.4 million, which is amortized on a straight-line basis over three years from the date of the respective acquisition. In conjunction with its decision to close its hosting operations in March 2001, Onvia wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. In December 2001, in conjunction with the elimination of its outside sales force and the discontinuation of the technology acquired in the Globe-1 acquisition and the elimination of the assembled work force of DemandStar, Onvia wrote off goodwill with a net book value of approximately $12.1 million. At December 31, 2001, goodwill, net of amortization, was $16.5 million. Commencing January 1, 2002, Onvia will adopt SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. Preliminarily, Onvia expects to incur an impairment charge to write-down all of its existing goodwill upon adoption which will be presented after net income (loss) from operations as the cumulative effect of adopting the new Statement.

Beneficial Conversion Feature.    Onvia recorded a reduction of its beneficial conversion feature of $287,000 in the quarter ended March 31, 2000. The recovery was due to reversal of the beneficial conversion feature on Series C preferred stock repurchased in February 2000.

Provision for Income Taxes.    Onvia has incurred net operating losses from March 25, 1997 (inception) through December 31, 2001, and therefore has not recorded a provision for income taxes. As of December 31, 2001, Onvia had net operating loss carryforwards for tax purposes of $211.7 million. These loss carryforwards are available to reduce future taxable income and expire at various dates beginning in 2017 through 2021. Under the provisions of the Internal Revenue Code, certain substantial changes in Onvia’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Years Ended December 31, 1999 and 2000

Onvia had a net loss attributable to common stockholders of $116.8 million for the year ended December 31, 2000, or a loss of $1.74 per share, compared with a loss of $57.4 million, or a loss of $4.59 per share, for the year ended December 31, 1999.

Revenue.    Revenue increased to $147.6 million for the year ended December 31, 2000, up from $27.2 million for the year ended December 31, 1999. Product revenues were $144.0 million and $27.2 million in the years ended December 31, 2000 and 1999, respectively, while exchange revenues were $3.6 million and $0 for the same periods. The increase in product revenues was primarily due to increased advertising which increased Onvia’s customer base and the selling of products at below cost. The increase in exchange revenues was due to Visa license fees and the introduction of RFQ and advertising to the web site.

International revenues were $14.2 million, or 9.6% of total revenue, for the year ended December 31, 2000 compared with $5.2 million, or 19.1% of total revenue, in the year ended December 31, 1999. The increase in international revenues was due to the growth in Onvia’s Canadian operations.

Gross Margin.    Gross margin improved to negative 4.7% for the year ended December 31, 2000 from negative 16.2% for the year ended December 31, 1999. The improvement in gross margin was primarily attributable to increases in product pricing, lower product costs and an increase in exchange services and advertising which generally have significantly higher gross margins than product sales.

Sales and Marketing.    Sales and marketing expenses were approximately $67.2 million for the year ended December 31, 2000, compared to $21.1 million for the year ended December 31, 1999. The increase in sales and marketing expenses was due primarily to payroll related expenses resulting from the growth in sales and marketing personnel and higher advertising and marketing expenses associated with Onvia’s customer acquisition strategies initiated during fiscal 2000.

Technology and Development.    Technology and development expenses were $28.3 million for the year ended December 31, 2000, compared to $11.5 million for the year ended December 31, 1999. The increase was primarily attributable to payroll related expenses resulting from significant increases in technology and development personnel and contract engineering expenses.

General and Administrative.    General and administrative expenses were $13.1 million for the year ended December 31, 2000, compared to $5.8 million for the year ended December 31, 1999. The increase was primarily attributable to payroll related expenses resulting from increases in administrative personnel and in legal, professional and recruiting fees.

Restructuring Charge.    Restructuring charges were approximately $4.7 million and $0 for the years ended December 31, 2000 and 1999, respectively. These charges consisted of employee severance costs and the write-off of property and equipment and internally developed software relating to a corporate reorganization and the outsourcing of Onvia’s Purchase Now business unit. Severance related costs were paid through February 2001.

See further discussion of the detail regarding the 2000 restructuring charges in Note 8 to the consolidated financial statements.

Interest Income (Expense), Net.    Interest income (expense), net, was approximately $9.3 million for the year ended December 31, 2000, compared to approximately $(541,000) for the year ended December 31, 1999. The increase was due to interest income earned on proceeds from Onvia’s initial public offering held in money market funds and other short-term investments.

Noncash Stock-based Compensation.    Onvia records unearned stock compensation in connection with the grant, or absorption of options in a purchase business combination, of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of its common stock and the exercise price of the options. For non-employee options, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At December 31, 2000, unearned stock compensation was $5.7 million. Onvia has recorded $8.0 million of noncash stock-based compensation expense for the year ended December 31, 2000, compared to $10.5 million for the year ended December 31, 1999. In fiscal year 2000, Onvia recorded $10.7 million of stock-based compensation offset by $2.7 million which was reversed for expense recognized on unvested options related to terminated employees. In fiscal year 1999, stock-based compensation included $3.4 million for the acceleration of vesting of options and nonvested common stock of Onvia’s non-employee advisors. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill.    Amortization of goodwill was approximately $6.3 million for the year ended December 31, 2000. Onvia acquired Zanova, Globe-1 and Hardware.com in the third quarter of 2000 and accounted for the acquisitions as purchase business combinations. As a result of these transactions, Onvia recorded goodwill of $44.2 million, which is being amortized on a straight-line basis over three years from the date of the acquisition.

Beneficial Conversion Feature.    Onvia recorded a beneficial conversion feature of approximately $287,000 and $(14.0) million for the years ended December 31, 2000 and 1999, respectively. The decrease was due to the reversal of the beneficial conversion feature on the Series C preferred stock repurchased in February 2000.

Provision for Income Taxes.    Onvia has incurred net operating losses from March 25, 1997 (inception) through December 31, 2000, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Since its inception, Onvia has financed its operations primarily through the issuance of equity and debt securities. Through December 31, 1999, SunCommerce Corporation, a web-hosting company co-owned by Glenn Ballman, Onvia’s founder and former Chief Executive Officer and Chairman of the Board of Directors, advanced approximately $221,000 in various payments and services to Onvia, including wages, benefits, management fees, office expenses and other miscellaneous expenses which they incurred on Onvia’s behalf.

Through December 31, 1999, equity issuances yielded gross proceeds of $60.9 million and net proceeds of $58.5 million. Additionally, Onvia issued subordinated notes and entered into capital equipment term loans to finance its operations.

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

In February 2000, Onvia signed an amended lease agreement for its corporate office facilities. In January 2001, Onvia signed an amended lease, which released its rental obligation on a floor in its corporate office space. Monthly lease payments, as amended for the January 2001 release, range from $162,667 to $193,250 over the ten-year term of the lease. Total remaining obligations over the ten-year term of the agreement are $17.3 million. Minimum annual lease payments on all of Onvia’s non-cancelable operating leases range from $2.4 million to $2.8 million over the next five years. Onvia currently has approximately 79,000 square feet of idle office space in Seattle’s depressed commercial real estate market. The timing of Onvia’s achievement of cash flow profitability is dependent on, among other things, its ability to sublease or otherwise dispose of its idle office space leases. The ultimate resolution of its idle office space lease obligations could have a significant impact on Onvia’s future cash balance.

On March 7, 2001, Onvia’s Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia’s common stock over the next year. Under this plan, Onvia repurchased 9,733,934 shares of its common stock for approximately $8.5 million during the year ended December 31, 2001. In October 2001, Onvia’s Board of Directors authorized an additional $5,000,000 available to repurchase shares under the existing plan.

In March 2001, Onvia entered into a retention agreement with its Chief Strategy Officer. Under the terms of the agreement, Onvia was to provide the officer with a retention bonus totaling $680,000 over the next two years. The bonus was to be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $56,000 per quarter of the officer’s loan with Onvia and paying $29,000 per quarter in cash. In addition, Onvia was required to repurchase up to $400,000 of the officer’s stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase. In July 2001, the Chief Strategy Officer separated from Onvia, and the retention bonus agreement was terminated. For the year ended December 31, 2001, Onvia forgave approximately $113,000 of the officer’s loan and paid $58,000 in cash to the former officer per the agreement. During the year ended December 31, 2001, Onvia repurchased 1,902,002 shares of common stock from its former Chief Strategy Officer with an aggregate market value of $1,238,443.

In December 2000, Onvia entered into an agreement to guarantee a $4,000,000 promissory note issued to its then current Chief Executive Officer, Glenn S. Ballman, by a third party lender. The principal is payable by the executive in five payments, the last of which is due on July 31, 2002 and interest is payable by the executive on a periodic basis. As part of Onvia’s guarantee, Onvia assigned a certificate of deposit to the lender in the amount of $4,000,000. Onvia secured its guarantee with 6,000,000 shares of common stock held by Mr. Ballman. Onvia has a right of first refusal with respect to all shares of common stock held by Mr. Ballman until all amounts due under the promissory note are paid. In addition, Mr. Ballman has the right to put to Onvia, at fair market value, only that number of common stock necessary to pay any amounts due under the promissory note.

In April 2001, Glenn S. Ballman resigned as Onvia’s Chairman and Chief Executive Officer. In September 2001, Onvia repurchased 879,717 shares from Mr. Ballman at their fair market value of approximately $906,000. Of the total, $800,000 satisfied the first principal payment of the $4,000,000 promissory note. Up to 100% of the proceeds from any share repurchase from Mr. Ballman may be used to repay all notes outstanding between Mr. Ballman and Onvia, which total approximately $291,000 at December 31, 2001, and satisfy the loans Onvia has guaranteed on Mr. Ballman’s behalf. Upon repayment of Mr. Ballman’s loans, the $3.2 million security deposit recorded in other current assets will be returned to Onvia.

In July 2000, Onvia entered into a custom site license agreement with Visa USA Inc. (Visa) to create VisaBusiness.com, a site specifically designed to help Visa’s business cardholders earn incremental revenue through the use of Onvia’s B2B exchange services. Visa agreed to make annual fixed payments totaling approximately $7.3 million to Onvia over the three year term of the agreement, not including annual sponsorship fees or Member Bank fees. On July 10, 2001, Onvia and Visa, USA Inc. mutually agreed to terminate their custom co-branded site agreement as of June 30, 2001. Onvia recognized the remaining $1.8 million in deferred revenue relating to the Visa agreement as revenue in the quarter ended September 30, 2001. For the years ended December 31, 2001 and 2000, Onvia recognized approximately $3.2 million and $1.3 million in revenue, respectively.

On March 22, 2002, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million. Onvia anticipates that for most stockholders this will result in a non-taxable return of capital. This distribution will occur on May 3, 2002. Onvia believes that, subsequent to this distribution, it will have sufficient capital available to meet its operating needs for the next twelve months.

Onvia’s combined cash, and cash equivalents were $82.0 million at December 31, 2001. Short-term investments, if any, are invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio, if applicable, is diversified among security types and issuers and does not include any derivative financial instruments. At December 31, 2001, Onvia’s working capital was $72.7 million.

Operating Activities

Net cash used by operating activities was $56.1 million for the year ended December 31, 2001, compared to $82.0 million for the year ended December 31, 2000. Net cash used in operating activities was $21.6 million for the year ended December 31, 1999. The decrease in net cash used by operating activities in 2001 was primarily attributable to a decrease in net losses as a result of lower operating expenses, the collection of outstanding accounts receivable and the sale of inventory, offset by decreases in accounts payable and accrued expenses. The increase in net cash used by operating activities in 2000 compared to 1999 was primarily attributable to increases in net operating losses, accounts receivable, inventory, prepaid expenses and other current assets, offset by increases in depreciation and amortization, noncash stock-based compensation, accounts payable, accrued expenses and unearned revenue.

Investing Activities

Net cash provided by investing activities was $44.7 million for the year ended December 31, 2001, compared to net cash used in investing activities of $75.1 million for the year ended December 31, 2000. Net cash used in investing activities was approximately $8.3 million for the year ended December 31, 1999. The change to net cash provided by investing activities in 2001 was primarily attributable to the sale of short-term investments and a reduction in purchases of property and equipment, offset by the issuance of notes receivable. The increase in cash used in investing activities in 2000 compared to 1999 was primarily attributable to increases in purchases of short-term investments, purchases of property and equipment and increases in capitalized internally developed software costs. These negative cash flows from investing activities were partially offset by $3.7 million of cash acquired in the acquisitions of Zanova, Inc., Globe-1, Incorporated and Hardware.com, Inc.

Financing Activities

Net cash used in financing activities was $16.3 million for the year ended December 31, 2001, compared to net cash provided by financing activities of $227.9 million for the year ended December 31, 2000 and $68.3 million for the year ended December 31, 1999. The change to net cash used in financing activities in 2001 was primarily attributable to the repurchase of common stock in 2001 compared to the sale of equity securities in Onvia’s initial public offering in the first quarter of 2000. The increase in cash provided by financing activities in 2000 compared to 1999 was primarily attributable to the sale of equity securities in Onvia’s initial public offering offset by repayments on long-term debt.

Onvia’s future liquidity and capital requirements will depend on numerous factors. For example, Onvia’s pace of expansion will affect its future capital requirements, as will Onvia’s decision to acquire or invest in complementary businesses and technologies. Further, Onvia’s ability to sublease or dispose of its idle office space will affect its future liquidity as exit costs to eliminate its idle lease obligations could exceed $7.0 million in cash. However, Onvia believes that the existing cash and cash equivalents will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. Onvia expects its gross margins to deteriorate slightly due to the loss of the high margin revenue streams generated from its agreement with Visa, USA Inc. and from advertising on its business-to-business exchange. Onvia’s focus, however, on its business-to-government network will further reduce Onvia’s cash requirements. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms. Based upon its current operations, Onvia’s management projects that it will be cash flow positive in the fourth quarter of 2002, contingent upon resolving its idle office space lease obligations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which was adopted by Onvia beginning January 1, 2001, requires Onvia to recognize all derivatives as either assets or liabilities in Onvia’s balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In June 2001, FASB issued SFAS No. 141, “Business Combinations”, which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method of accounting. The effect of adopting the provisions of SFAS No. 141 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses accounting and reporting for intangible assets at acquisition and accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangibles acquired after June 30, 2001, which will be immediately subject to the nonamortization and amortization provisions of this Statement. Onvia is currently studying this Statement to determine its effects on its financial statements and expects the amortization of goodwill and intangibles to be significantly reduced upon the adoption of these accounting standards commencing January 1, 2002. Preliminarily, Onvia expects to incur an impairment charge to write-down all of its existing goodwill upon adoption which will be presented after net income (loss) from operations as the cumulative effect of adopting the new Statement. At December 31, 2001, goodwill totaled $16.5 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to it present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. Onvia will be required to adopt this Statement on January 1, 2003. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes accounting standards for all long-lived assets to be disposed of including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will on longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. Onvia will be required to adopt this Statement on January 1, 2002. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Onvia is exposed to financial market risks, including changes in interest rates, foreign currencies and equity prices.

Interest Rate Risk

Onvia’s investment portfolio, if any, typically consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of December 31, 2001, Onvia considers the reported amounts of these investments to be reasonable approximations of their fair values. Historically, Onvia’s interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates. Onvia manages its interest rate risk by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

Foreign Currency Risk

Onvia expects its foreign currency risk exposure to be insignificant, since Onvia disposed of its Canadian operations in March 2001.

Equity Price Risk

Onvia does not own any significant equity instruments. Onvia’s stock price is volatile, and Onvia could see the value of this investment of its own stock decline, which could adversely impact its financial position.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Onvia.com, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia.com, Inc. and subsidiaries (Onvia) as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of Onvia’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Onvia as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 20, 2002 (March 22, 2002 as to Note 18)

ONVIA.COM, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 2001

	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,341,057	$81,990,000
Short-term investments	49,805,845
Accounts receivable, net of allowance for doubtful accounts of $200,208 and $70,492 at December 31, 2000 and 2001	6,400,713	274,241
Inventory	4,138,747
Prepaid expenses and other current assets	5,355,061	4,737,102

Total current assets	175,041,423	87,001,343
PROPERTY AND EQUIPMENT, NET	18,378,534	7,235,548
OTHER ASSETS, NET	9,783,374	4,673,601
GOODWILL, NET	37,872,617	16,468,167

TOTAL ASSETS	$241,075,948	$115,378,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,121,703	$1,412,253
Accrued expenses	4,604,715	2,809,646
Accrued restructuring	1,935,306	5,675,713
Unearned revenue	7,006,126	2,412,893
Current portion of long-term debt	4,347,061	2,034,470

Total current liabilities	44,014,911	14,344,975
LONG-TERM DEBT, less current portion	1,772,789	950,000
LONG-TERM ACCRUED RESTRUCTURING		3,064,805

Total liabilities	45,787,700	18,359,780

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 15,000,000 shares authorized; 0 and 0 shares issued and outstanding
Common stock; $.0001 par value: 250,000,000 shares authorized; 86,286,674 and 78,257,062 shares issued and outstanding	8,629	7,826
Additional paid in capital	376,015,973	389,295,486
Treasury stock		(11,100,007)
Notes receivable from stockholders	(74,249)
Unearned stock compensation	(5,675,707)	(1,793,199)
Accumulated deficit	(174,986,398)	(279,391,227)

Total stockholders’ equity	195,288,248	97,018,879

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$241,075,948	$115,378,659

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1999, 2000 and 2001

	1999		2000	2001
Revenue
Exchange and other	$		$3,546,176	$9,422,592
Product		27,177,082	144,020,650	8,447,947

Total revenue		27,177,082	147,566,826	17,870,539
Cost of revenue
Exchange and other				1,335,510
Product		31,574,214	154,436,843	9,555,236

Total cost of revenue		31,574,214	154,436,843	10,890,746
Gross margin		(4,397,132)	(6,870,017)	6,979,793
Operating expenses:
Sales and marketing (including noncash stock-based compensation of $4,823,747, $4,267,588 and $1,752,269 in 1999, 2000 and 2001)		21,109,717	67,163,037	24,855,561
Technology and development (including noncash stock-based compensation of $4,099,616, $3,626,945 and $1,489,222 in 1999, 2000 and 2001)		11,543,497	28,319,137	14,907,462
General and administrative (including noncash stock-based compensation of $1,539,399, $1,361,912 and $559,201 in 1999, 2000 and 2001)		5,774,490	13,053,833	8,549,173
Amortization of goodwill			6,335,918	15,547,820
Restructuring charges (including reversal of noncash stock-based compensation of $0, $1,238,563 and $742,227 in 1999, 2000 and 2001)			4,687,463	49,269,158
Firstsource charge				2,852,503

Total operating expenses		38,427,704	119,559,388	115,981,677

Loss from operations		(42,824,836)	(126,429,405)	(109,001,884)
Other income (expense):
Interest income		534,299	11,019,839	5,547,628
Interest expense		(1,075,233)	(1,688,247)	(950,573)

Total other income (expense)		(540,934)	9,331,592	4,597,055

Net loss		(43,365,770)	(117,097,813)	(104,404,829)
Beneficial conversion feature on convertible preferred stock		(14,007,621)	287,308

Net loss attributable to common stockholders		$(57,373,391)	$(116,810,505)	$(104,404,829)

Basic and diluted net loss per common share		$(4.59)	$(1.74)	$(1.27)

Basic and diluted weighted average shares outstanding		12,507,500	67,150,834	82,412,880

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 2000 and 2001

	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,365,770)	$(117,097,813)	$(104,404,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,290,126	7,087,566	5,556,320
Impairment of assets		2,896,646	9,506,608
Impairment of goodwill			27,311,603
Loss on sale of property and equipment	448,658	1,217,377	293,590
Amortization of goodwill		6,335,918	15,547,820
Firstsource charge			2,852,503
Noncash stock-based compensation	10,462,762	8,017,882	3,058,465
Amortization of debt discount	271,419	611,972	257,924
Noncash interest expense related to issuance of common stock warrants	241,853
Change in certain assets and liabilities, net of effects from purchase transactions:
Accounts receivable	(456,875)	(5,782,302)	6,015,402
Inventory	(1,289,496)	(2,778,822)	4,086,878
Prepaid expenses and other current assets	(1,008,782)	(4,215,964)	670,371
Other assets	(606,633)	(1,838,025)	382,315
Accounts payable	10,733,971	12,146,798	(24,878,153)
Accrued expenses and restructuring	1,097,597	5,021,417	2,468,384
Unearned revenue	613,557	6,346,462	(4,792,951)

Net cash used by operating activities	(21,567,613)	(82,030,888)	(56,067,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6,495,931)	(18,289,264)	(1,327,222)
Sales and maturities of short-term investments		180,000,000	49,805,845
Purchases of short-term investments		(229,805,845)
Additions to internally developed software	(828,853)	(4,484,490)	(908,351)
Issuance of notes receivable	(350,000)	(853,507)	(4,000,000)
Repayments of employee receivables			329,815
Cash acquired in purchase transactions		3,723,454	1,780,467
Direct costs of purchase transactions		(1,877,205)	(1,409,191)
Additions to and proceeds from long-term lease deposits	(650,000)	(3,488,274)	433,333

Net cash (used in) provided by investing activities	(8,324,784)	(75,075,131)	44,704,696
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	975,590
Proceeds from issuance of long-term debt	9,939,177
Repayments on long-term debt	(1,062,747)	(5,295,442)	(5,143,366)
Proceeds from issuance of nonvested common stock	162,828
Proceeds from exercise of stock options and warrants	576,275	211,154	210,761
Proceeds from issuance of common stock, net		234,077,776	10,408
Proceeds from issuance of preferred stock, net	57,746,090
Repurchase of Series C preferred stock		(476,070)
Repurchase of common stock		(651,273)	(11,355,087)

Net cash provided by (used in) financing activities	68,337,213	227,866,145	(16,277,284)
Effect of exchange rate changes on cash	28,510	62,946	289,281

Net increase (decrease) in cash and cash equivalents	38,473,326	70,823,072	(27,351,057)
Cash and cash equivalents, beginning of year	44,659	38,517,985	109,341,057

Cash and cash equivalents, end of year	$38,517,985	$109,341,057	$81,990,000

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 1999, 2000 and 2001

	Series A preferred stock		Series B preferred stock		Series C preferred stock		Onvia.com, Inc. common stock		Treasury stock	Additional paid in capital	Notes receivable from stockholders	Unearned compensation	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount
BALANCE, January 1, 1999	—	$—	—	$—	—	$—	8,000,800	$800	$—	$9,270	$—	$—	$(802,502)	$(792,432)
Cancellation of inception shares							(8,000,800)	(800)		800
Issuance of nonvested common stock							24,104,360	2,410		2,015,159		(1,646,144)		371,425
Conversion of notes payable into Series A preferred stock	2,258,036	1,319,997												1,319,997
Issuance of Series A preferred stock, net of offering costs of $232,580	17,961,460	10,267,411									(15,593)			10,251,818
Issuance of Series B preferred stock, net of offering costs of $30,149			14,544,170	24,969,851										24,969,851
Issuance of Series C preferred stock, net of offering costs of $651,380					3,379,402	22,514,421								22,514,421
Beneficial conversion feature related to convertible preferred stock						14,007,621							(14,007,621)
Payment received on subscription receivable											10,000			10,000
Issuance of common stock warrants										241,853				241,853
Issuance of Series A preferred warrants		1,153,143												1,153,143
Exercise of stock options and warrants							5,428,190	543		725,732	(150,000)			576,275
Repurchase of nonvested common stock and acceleration of stock-based compensation							(200,000)	(20)		905,020				905,000
Unearned compensation relating to issuance of stock options										14,933,826		(14,933,826)
Change in unearned compensation for nonemployees										6,072,456		(6,072,456)
Amortization of unearned compensation on nonvested common stock												654,689		654,689
Amortization of unearned compensation on stock options												2,916,060		2,916,060
Acceleration of nonvested common stock												1,503,136		1,503,136
Acceleration of vesting on stock options to consultants												3,383,877		3,383,877
Net loss													(43,365,770)	(43,365,770)

BALANCE, December 31, 1999	20,219,496	12,740,551	14,544,170	24,969,851	3,379,402	36,522,042	29,332,550	2,933		24,904,116	(155,593)	(14,194,664)	(58,175,893)	26,613,343
Issuance of common stock, net of offering costs of $1,871,514							11,990,265	1,199		234,076,577				234,077,776
Repurchase of common stock							(593,742)	(59)		(734,058)	75,781			(658,336)
Repurchase of Series C preferred stock					(69,398)	(763,378)							287,308	(476,070)

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
Years Ended December 31, 1999, 2000 and 2001

	Series A preferred stock		Series B preferred stock		Series C preferred stock		Onvia.com, Inc. common stock		Treasury stock	Additional paid in capital	Notes receivable from stockholders	Unearned compensation	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount
Conversion of preferred stock into common stock	(20,219,496)	$(12,740,551)	(14,544,170)	$(24,969,851)	(3,310,004)	$(35,758,664)	38,073,670	$3,808	$—	$73,465,258	$—	$—	$—	$—
Exercise of warrants							1,371,527	137		343				480
Exercise of stock options							1,140,929	114		210,560				210,674
Payment received on subscription receivable											5,563			5,563
Amortization of unearned compensation on stock options												10,735,087		10,735,087
Reversal of amortization on unearned compensation on employee terminations										(7,348,168)		4,606,870		(2,741,298)
Issuance of common stock related to acquisition of businesses							4,971,475	497		43,492,901				43,493,398
Unearned compensation relating to issuance of stock options										6,823,000		(6,823,000)
Acceleration of vesting on stock options to employees										1,125,444				1,125,444
Net loss													(117,097,813)	(117,097,813)

BALANCE, December 31, 2000	—	—	—	—	—	—	86,286,674	8,629		376,015,973	(74,249)	(5,675,707)	(174,986,398)	195,288,248
Issuance of common stock							72,489	7		10,408				10,415
Repurchase of common stock							(13,976,369)	(1,397)	(11,100,007)	(374,371)				(11,475,775)
Exercise of warrants							234,855	23		117,756				117,779
Exercise of stock options							606,325	61		92,921				92,982
Amortization of unearned compensation on stock options												3,302,727		3,302,727
Reversal of amortization on unearned compensation on employee terminations										(1,292,627)		550,400		(742,227)
Issuance of common stock related to acquisition of businesses							5,033,088	503		14,234,638				14,235,141
Payment received on subscription receivable											74,249			74,249
Acceleration of vesting on stock options to employees										366,902				366,902
Acceleration of nonvested common stock										123,886		29,381		153,267
Net loss													(104,404,829)	(104,404,829)

BALANCE, December 31, 2001	—	$—	—	$—	—	$—	78,257,062	$7,826	$(11,100,007)	$389,295,486	$—	$(1,793,199)	$(279,391,227)	$97,018,879

See notes to consolidated financial statements.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1999, 2000 and 2001

Note 1:    Summary of Significant Accounting Policies

Description of business:    Onvia.com, Inc. and subsidiaries (Onvia) is incorporated in the State of Delaware. The consolidated Company includes Onvia’s wholly owned Canadian subsidiary and three subsidiaries, Zanova, Inc., Hardware.com, Inc. and DemandStar.com, Inc. In March 2001, Onvia licensed its Canadian operations and closed Zanova, Inc., its web hosting business (Note 8).

Onvia is a leading business-to-government information service provider for government agency buyers and business suppliers. Onvia’s proprietary business-to-government network allows business users the opportunity to participate in government procurement contracts in four vertical markets. The vertical markets currently served are:

•	Architectural, Engineering and Environmental Services

•	IT Telecom

•	Consulting Services

•	Construction Services and Building Supplies

In addition, Onvia added two new verticals, Operate & Maintain and Transportation, to its network in the first quarter of 2002.

Onvia currently has over 24,200 subscribing business suppliers receiving over 170,000 bids per year from government agencies on its network.

As a result of focusing on its business-to-government network, Onvia shutdown its business-to-business exchange in July 2001 (Note 8), thus no longer providing web hosting, a “request for quote” service or an exchange where small businesses can buy products and obtain news and product and service information.

Business combinations:    For business combinations that have been accounted for under the purchase method of accounting, Onvia includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The fair value of warrants and options assumed in the acquisition and direct costs of the acquisition are included in the purchase price. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The business combinations in 2001 and 2000 were accounted for under the purchase method.

Basis of consolidation:    The Canadian subsidiary has been under common control from inception of Onvia; therefore, the financial statements are presented on a consolidated basis for all periods presented. All significant intercompany accounts and transactions have been eliminated. The Canadian subsidiary closed its operations in March 2001.

Fair value of financial instruments:    Onvia’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of long-term debt is not materially different from their carrying amounts, based on interest rates available to Onvia for similar types of arrangements.

Significant vendors:    Approximately 100%, 81% and 78% of inventory purchases were from one supplier for the years ended December 31, 2001, 2000 and 1999, respectively.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and cash equivalents:    Onvia considers all highly liquid instruments purchased with a maturity of three months or less at purchase to be cash equivalents. Restricted cash held in certificates of deposit is included in prepaid expenses and other current assets.

Securities available for sale:    Onvia’s investment portfolio, if any, is classified as available for sale and is segregated between cash and cash equivalents and short-term investments based on the remaining term of the instrument. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. Interest earned on these securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. Available for sale securities are carried at fair value based on quoted market prices. The cost of securities sold is calculated using the specific identification method.

Management of credit risk:    Onvia is subject to concentration of credit risk, primarily from its investments. Onvia manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

Inventory:    Prior to outsourcing and ultimately closing its business-to-business website, Onvia’s inventory represented product shipped by suppliers, which had not been received by customers. Onvia generally did not stock its own inventory or maintain warehouse locations; however, Onvia did take ownership at the time of shipment from the supplier until the customer received the product. Inventory was stated at the lower of cost or market.

Property and equipment:    Equipment and leasehold improvements are stated at cost. Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of the useful lives or term of the lease.

Other assets:    Other assets consist of long-term lease deposits on office space and costs capitalized for internal use software. Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $908,351, $4,484,490 and $828,853 in internally developed software costs during the years ended December 31, 2001, 2000 and 1999, respectively. Capitalized software costs are amortized on a straight-line basis over useful lives ranging from one to three years. Amortization related to the capitalized software was $1,042,939, $2,031,926 and $135,738 for the years ended December 31, 2001, 2000 and 1999,

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. During the year ended December 31, 2001, Onvia wrote off $1,068,991 in capitalized internally developed software costs in connection with the divestiture of its Canadian operations and web hosting business and the closure of its business-to-business (B2B) exchange (Note 8). During the year ended December 31, 2000, Onvia wrote off $1,744,902 in capitalized internally developed software costs as a result of the amended AOL agreement (Note 12) and the product outsourcing agreement with firstsource corp. (Note 7).

Goodwill:    Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase accounting method. Goodwill is amortized using the straight-line method over its estimated useful life, typically three years. As discussed below, Onvia recognized a goodwill impairment charge in the year ended December 31, 2001.

Valuation of long-lived assets:    Onvia periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property and equipment, goodwill and capitalized internally developed software costs. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. Management recorded an impairment of identified property and equipment in the amount of $1,151,744 for the year ended December 31, 2000, as part of the corporate restructuring (Note 8). During the year ended December 31, 2001, Onvia wrote off $8,062,784 in property and equipment, as part of the divestiture of Onvia’s Canadian operations and web hosting business and the closure of Onvia’s B2B exchange (Note 8). During the year ended December 31, 2001, Onvia recorded an impairment of goodwill in the amount of $26,196,191 as part of the divestiture of Onvia’s web hosting business and the elimination of Onvia’s outside sales force and certain development resources (Note 8). During the year ended December 31, 2001, Onvia recorded an additional impairment of goodwill in the amount of $1,115,412 as a reduction of accounts payable related to the acquisition of Hardware.com, Inc. (Note 6).

Revenue recognition:    Subscription revenue is amortized over the term of the service provided. Unearned revenue at December 31, 2001 consists of payments received for subscriptions paid with subscription terms that expire in 2002. Revenue from licensing technology (Note 9), exchange services and advertising are recognized when the transaction occurs, ratably over the duration of the placement, or over the term of the agreement, as appropriate. For the years ended December 31, 2001, 2000 and 1999, $3,037,427, $229,825 and $0 of total exchange and other revenues related to Onvia’s business-to-government network, respectively.

Prior to the closure of its B2B website, Onvia also generated revenue from the sale of products. Product revenue was recognized upon receipt of product by the customer, including any shipping and handling billed to the customer. Onvia acted as principal in those transactions because orders were initiated directly on Onvia’s website, Onvia took title to the goods during shipment, and had economic risk related to collection, customer service and returns. In conjunction with the product outsourcing agreement effective January 7, 2001, these risks were transferred to firstsource corp. (Note 7). Onvia closed the business-to-business website later in 2001. Unearned revenue at December 31, 2000 represents payments received from customers for product in transit to the customer.

Income taxes:    Onvia accounts for income taxes using the asset and liability method under which deferred tax assets, including the tax benefit from net operating loss carryforwards and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. A valuation allowance has been established for the full amount of the net deferred tax assets.

Detachable stock purchase warrants:    Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is recorded as a debt discount and amortized to interest expense over the term of the related debt using the effective interest method.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation:    Onvia has elected to account for its employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for fixed award stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option. Onvia applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, for stock-based awards to those other than employees and directors. Stock-based compensation expense for all equity instruments is recognized on an accelerated basis over the related vesting periods.

Advertising costs:    Onvia expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999, was $419,703, $25,191,742 and $9,932,761, respectively.

Comprehensive income:    Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Comprehensive income for Onvia consists of its foreign currency translation adjustment on the operations of Onvia’s Canadian subsidiary and the unrealized gain or loss on its available for sale securities. For each of the two years ended December 31, 2000, the foreign currency translation adjustments and the unrealized gains or losses were insignificant.

Foreign currency adjustment:    The functional currency of the Canadian subsidiary is the Canadian dollar. Assets and liabilities of the Canadian subsidiary have been translated to U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average monthly exchange rates. During 2001, Onvia recognized a foreign currency translation gain of $101,000 upon the disposal of its Canadian subsidiary. There were no foreign currency transaction gains or losses during the years ended December 31, 2001, 2000 and 1999.

Net loss per share:    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including contingently issuable shares for which all necessary conditions have been satisfied. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2001, 2000 and 1999, 8,218,610, 12,704,013 and 56,744,290 shares, respectively, have been excluded from the computation of diluted net loss per share as their effects would be antidilutive.

New accounting pronouncements:    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. Onvia adopted SFAS No. 133, effective January 1, 2001, and recognized all derivatives as either assets or liabilities in Onvia’s balance sheet and measure those instruments at fair value. The effect of adopting the provisions of SFAS No. 133 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which addresses financial accounting and reporting for business combinations. Under SFAS No. 141 all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method of accounting. The effect of adopting the provisions of SFAS No. 141 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will remain on the balance sheet and will be reviewed annually for impairment. SFAS No. 142 is required to be adopted by Onvia on January 1, 2002. Onvia is currently studying this Statement to determine its effects on its financial statements and expects the amortization of goodwill and intangibles to be significantly reduced upon the adoption. Preliminarily, Onvia expects to incur an impairment charge to write-down all of its existing goodwill upon adoption which will be presented after net income (loss) from operations as the cumulative effect of adopting the new Statement. At December 31, 2001, goodwill totaled $16.5 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. Onvia will be required to adopt this Statement on January 1, 2003. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes accounting standards for all long-lived assets to be disposed of including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. Onvia will be required to adopt this Statement on January 1, 2002. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

Reclassifications:    Certain reclassifications of prior year balances have been made to conform to the current year presentation.

Note 2:    Short-term Investments

The following table summarizes, by major security type, Onvia’s short-term investments held at December 31, 2000:

	Amortized cost	Gross unrealized gain	Estimated fair value
Commercial paper	$29,608,883	$6,116	$29,614,999
Corporate bonds	20,155,103	35,743	20,190,846

	$49,763,986	$41,859	$49,805,845

At December 31, 2001, Onvia had no short-term investments.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3:    Property and Equipment

Property and equipment consists of the following at December 31:

	2000	2001
Computer equipment	$12,251,350	$8,554,411
Software	4,646,510	2,634,283
Furniture and fixtures	2,225,043	631,804
Leasehold improvements	6,215,612	2,672,791

	25,338,515	14,493,289
Less accumulated depreciation	(6,959,981)	(7,257,741)

	$18,378,534	$7,235,548

Note 4:    Long-term Debt

In August 1999, Onvia obtained financing for the purchase of software and post-contract software support in the amount of $1,658,614. The debt was paid in full in September 2000.

In August 1999, Onvia entered into a subordinated debt arrangement with two lenders to provide financing in the amount of $7,000,000. The obligation bears interest at a coupon interest rate of 13.2% with an effective rate of 24.2% per annum and matures in February 2002. Monthly principal payments of $259,259 are scheduled through February 2002. The debt is collateralized by the assets of Onvia. In conjunction with the debt financing, Onvia issued warrants to purchase 1,165,310 shares of Series A preferred stock at $0.90 per share. The debt and warrants were recorded at their fair values of $5,905,770 and $1,094,230, respectively.

In June 1999, Onvia obtained an equipment loan in the aggregate amount of up to $3,000,000 for the acquisition of capital equipment. Onvia received proceeds of $2,163,888 from its initial draw under this line. The loan bears interest at an average rate of 8.5% with an effective rate of 19.6% per annum and matures on August 1, 2002. The principal amount is payable in 36 monthly payments: 35 payments of $68,514 and the last payment of $393,097, which is due in August 2002. In December 1999, Onvia drew an additional $775,289 on the equipment line, which bears coupon interest at an average rate of 8.9% and an effective interest rate of 18.1% per annum. The loan matures in December 2002. Principal and interest are payable in 36 monthly payments: 35 payments of $24,667 and the last payment of $140,960. The loans are both secured by the equipment of Onvia. In conjunction with the original loan, Onvia issued warrants to purchase 97,328 shares of Series A preferred stock at $1.24 per share. The original debt and warrants were recorded at their fair values of $2,106,045 and $57,843, respectively. As of December 31, 2001, Onvia has $2,274,244 available to borrow on the equipment financing agreement.

In September 2000, Onvia assumed an equipment loan financing in the amount of $1,150,000 in connection with the acquisition of Hardware.com, Inc. The loan bears interest at a fixed rate of 9.0% and matures on September 1, 2002. Principal and interest payments of $52,146 are payable on a monthly basis. The loan is secured by all the equipment financed and pledged as collateral under Hardware.com, Inc’s initial loan agreement. As of December 31, 2001, there was $452,191 outstanding on the equipment loan assumed from Hardware.com, Inc.

In March 2001, Onvia assumed a note payable in the amount of $1,750,000 in connection with the acquisition of DemandStar.com, Inc. The note bears interest at a fixed rate of 10.0% and matures on October 31, 2004. Principal and interest payments are payable annually.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt consists of the following at December 31:

	2000		2001
Note payable	$		$1,300,000
Subordinated debt obligations		3,651,731	518,519
Equipment term loans		2,738,039	1,177,947

		6,389,770	2,996,466
Less: Unamortized debt discount		(269,920)	(11,996)

		6,119,850	2,984,470
Less: Current portion, net of discount		(4,347,061)	(2,034,470)

		$1,772,789	$950,000

Maturities of long-term debt at December 31, 2001, are as follows:

Year ending December 31,
2002	$2,046,466
2003	450,000
2004	500,000

2,996,466
Less: Unamortized debt discount	(11,996)

$2,984,470

Note 5:    Income Taxes

At December 31, 2001, 2000 and 1999, Onvia had net operating loss carryforwards of $211,680,664, $139,268,617 and $33,372,573, respectively, which may be used to offset future taxable income. These carryforwards expire at various dates beginning in 2017 through 2021. The utilization of the net operating loss is subject to annual limitations due to ownership changes of stock in prior years.

The effective rate differs from the federal statutory rate as follows:

	Year ended December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock-based compensation	8.1	1.5	0.9
Nondeductible goodwill		1.8	13.6
Other	0.1	0.1	0.1
Change in valuation allowance	25.8	30.6	19.4

	0.0%	0.0%	0.0%

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Onvia’s net deferred tax assets consist of the following:

	December 31, 2000	December 31, 2001
Net operating loss carryforwards	$47,351,330	$71,971,427
Prepaid expenses and other assets currently deductible	(282,175)	(149,290)
Accrued expenses not currently deductible	910,064	254,832
Depreciation different for tax purposes	168,972	1,828,617

Net deferred tax assets	48,148,191	73,905,586
Less: Valuation allowance	(48,148,191)	(73,905,586)

Net deferred tax asset	$—	$—

Onvia has recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the recognition criteria for realization have not been met.

Note 6:    Business Acquisitions

On July 11, 2000, Onvia completed its acquisition of Zanova, Inc. (Zanova). Zanova provides e-business solutions and web-based applications that allow businesses to build commerce-enabled websites. In connection with the acquisition, Onvia assumed all outstanding Zanova stock options and warrants, and issued 2,470,520 shares of Onvia’s common stock to acquire all of the outstanding common stock of Zanova. Substantially the entire $18.5 million purchase price was allocated to goodwill. In conjunction with Onvia’s strategic initiative to focus on its business-to-government network and Onvia’s decision to cease the activities of Zanova, the net balance of goodwill related to Zanova was written off in 2001 (Note 8).

On August 10, 2000, Onvia completed its acquisition of Globe-1, Incorporated (Globe-1). Globe-1 provides electronic procurement services in a proprietary business-to-government network. In connection with the acquisition, Onvia assumed all outstanding Globe-1 stock purchase warrants, and issued 2,351,705 shares of Onvia’s common stock to acquire all of the outstanding common stock of Globe-1. Substantially the entire $24.8 million purchase price, less cash acquired of approximately $3.6 million, was allocated to goodwill. In conjunction with the elimination of Onvia’s outside sales force obtained in the acquisition of Globe-1 and Onvia’s decision to cease the activities of Globe-1, the net balance of goodwill related to Globe-1 was written off in 2001 (Note 8).

On September 15, 2000, Onvia completed its acquisition of Hardware.com, Inc. (Hardware.com). In connection with the acquisition, Onvia issued 149,250 shares of Onvia’s common stock to acquire all of the outstanding common stock of Hardware.com. Substantially the entire $5.5 million purchase price was allocated to goodwill. Michael D. Pickett, Onvia’s Chairman and director since February 1999, was also Hardware.com’s Chairman and Chief Executive Officer. Mr. Pickett received no payment of consideration as a result of the acquisition. However, Mr. Pickett became Onvia’s President and Chief Operating Officer subsequent to the acquisition.

On March 5, 2001, Onvia completed its acquisition of DemandStar.com, Inc. (DemandStar). The acquisition of DemandStar complements Onvia’s current business-to-government network offerings and expand its existing customer base. In connection with the acquisition, Onvia issued approximately 5,033,000 shares of Onvia’s common stock to acquire all of the outstanding common stock of DemandStar with a fair market value of approximately $10.5 million. In addition, Onvia exchanged DemandStar’s options and warrants for options and warrants to purchase 2,564,280 shares of Onvia’s common stock with a fair market value of approximately

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.7 million. Onvia incurred transaction costs consisting primarily of professional fees of approximately $700,000. The transaction is intended to qualify as a tax-free reorganization and is accounted for as a purchase. Prior to the consummation of the transaction, Onvia loaned DemandStar $4,000,000 in the form of convertible promissory notes of which $2,000,000 was outstanding at December 31, 2000. Of the $25.9 million purchase price, $20.4 million was allocated to goodwill and $5.5 million was allocated to net liabilities. The net book value, in the amount of $450,000, of the intangible related to the workforce was written off in conjunction with the elimination of Onvia’s outside sales force and the migration of the Florida operations to Seattle (Note 8).

On June 11, 2001, Onvia acquired the technology and certain assets of ProjectGuides, Inc. (ProjectGuides) to complement Onvia’s business-to-government network. Additionally, Onvia employed 20 former ProjectGuides employees to support Onvia’s bid publication product. The acquired technology enhances Onvia’s ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. Onvia paid $500,000 in cash, incurred transaction costs of approximately $50,000, assumed assets of $55,000 and liabilities of $255,000 resulting in a total purchase price of $805,000, of which substantially the entire amount was recorded as goodwill. The transaction was accounted for as a purchase and the results of operations from ProjectGuides from the date of acquisition are included in the financial statements.

The acquisitions were accounted for as purchase business combinations, which means that the purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated fair values on the date of acquisition.

At December 31, 2001, total goodwill and the related accumulated amortization totaled $24.0 million and $7.5 million, respectively.

The following summary, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the year ended December 31, 2001 and 2000 assuming Zanova, Globe-1, Hardware.com, DemandStar and ProjectGuides had been acquired at the beginning of the periods presented:

	Year ended December 31,
	2000	2001
Revenue	$150,052,000	$18,545,000
Net loss	(164,964,000)	(110,495,000)
Basic and diluted net loss per share	$(2.19)	$(1.33)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

Note 7:    Product Outsourcing Agreement

In December 2000, Onvia entered into a strategic partnership agreement with firstsource corp. (firstsource), whereby firstsource, through a private label solution, provided product purchasing and fulfillment services for Onvia’s website beginning January 7, 2001. Subsequent to January 7, 2001, Onvia began recognizing a commission on outsourced product sales instead of gross revenue from the sale of products when firstsource became the merchant of record. In the year ended December 31, 2001, Onvia recognized commission revenue on product sales of approximately $2.0 million.

In late March 2001, Onvia determined firstsource was having significant financial problems and in April 2001 firstsource announced its insolvency. At this time, Onvia transferred its product sales operations to Insight Enterprises, Inc. (“Insight”). As a result of the insolvency of firstsource, Onvia recorded a charge of

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $2.8 million, which consists primarily of an uncollectible $2.0 million promissory note with firstsource and $800,000 in prepaid development fees.

Onvia terminated its product sales agreement with Insight in September 2001 in conjunction with the closure of Onvia’s B2B exchange.

Note 8:    Corporate Restructuring

In 2000, Onvia implemented a reorganization plan in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, designed to maximize operational efficiencies and reduce operating costs. As part of this plan, Onvia reduced its workforce by 87 employees, which represented approximately 18% of Onvia’s employee base and included employees from all areas of Onvia. Onvia recorded employee severance costs of approximately $498,000. In addition, Onvia accelerated the vesting on 287,927 stock options and shares of non-vested common stock, which resulted in an additional noncash compensation charge of approximately $1.1 million and Onvia recovered approximately $706,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

In connection with Onvia’s agreement with firstsource to outsource product operations, Onvia approved a restructuring plan in accordance with EITF Issue No. 94-3 to reduce its workforce by an additional 180 employees. Onvia recorded a restructuring charge of approximately $3.8 million for the year ended December 31, 2000, which consists primarily of employee severance costs and the write-off of related capitalized software, property and equipment. In addition, Onvia accelerated the vesting on 162,882 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $55,000 and Onvia recovered approximately $533,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Non-restructuring related employee terminations resulted in the reversal of $1,502,735 in amortization of noncash stock-based compensation for the year ended December 31, 2000.

The following table displays the restructuring costs incurred in 2000 by type (in thousands):

Asset writedowns	$2,366
Real estate and other exit costs	179
Employee separation costs	2,142

$4,687

Divestiture of Canadian operations and web hosting business

In 2001, Onvia implemented plans to license its Canadian operations and close its web hosting business as a part of its overall strategic initiative to reduce costs and focus on its business-to-government network. As a result of these plans, Onvia recorded a restructuring charge related to the elimination of these operations of approximately $24.3 million.

Goodwill impairment is the charge to expense goodwill acquired in the acquisition of the hosting business. Asset writedowns are the estimated charge to record the impaired assets of the hosting and Canadian operations to their net realizable value. The impaired assets consist primarily of fixed assets and capitalized software used in Onvia’s hosting operations, operating assets used in Onvia’s Canadian operations, and assets idled in January 2001 as a result of the outsourcing of its product sales operations. Real estate costs include contractual obligations on lease arrangements and estimated broker fees.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee separation costs include severance payments, health-care coverage and employment taxes for 22 employees in the United States and 17 employees in Canada. Of these terminated employees, 25 were in sales and marketing, 7 were in technology and development and 7 were in general and administrative. In addition, Onvia accelerated the vesting on approximately 157,000 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $88,000 and Onvia recovered approximately $221,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Closure of B2B exchange

In 2001, Onvia implemented plans to further reduce corporate spending and focus on its business-to-government network. As a result of this strategic initiative, Onvia announced the shutdown of its business-to-business exchange and the relocation of its Florida development operations to Seattle. Onvia recorded a restructuring charge related to the elimination of these operations of approximately $6.3 million.

Employee separation costs include severance payments, health-care coverage and employment taxes for 125 affected employees. Of these terminated employees, 70 were in sales and marketing, 50 were in technology and development, and 5 were in general and administrative. In addition, Onvia accelerated the vesting on approximately 519,000 stock options and shares of nonvested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $276,000. Onvia recovered approximately $462,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Elimination of outside sales force and development resources

In 2001, Onvia implemented plans to further reduce its cost structure. As a result of this initiative, Onvia announced the elimination of its outside sales force and the reduction of development resources and staff in other selected departments. Onvia recorded a restructuring charge related to the elimination of these operations of approximately $18.7 million.

Goodwill impairment is the charge to expense goodwill acquired in the acquisition of Globe-1’s outside sales force and the assembled work force of DemandStar. Real estate and other exit costs include contractual obligations on lease arrangements for Onvia’s idle office space for the period July 2002 through December 2003.

Employee separation costs include severance payments, health-care coverage and employment taxes for 41 affected employees. Of these terminated employees, 25 were in sales and marketing, 11 were in technology and development, and 5 were in general and administrative. In addition, Onvia accelerated the vesting on approximately 129,000 stock options, which resulted in an additional noncash stock-based compensation charge of approximately $3,000. Onvia recovered approximately $60,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

The following table displays the restructuring costs incurred in 2001 by type (in thousands):

Goodwill impairment	$26,196
Asset writedowns	9,464
Real estate and other exit costs	9,089
Employee separation costs	4,520

$49,269

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays rollforwards of the accruals included in the restructuring charge established for real estate costs and employee separation costs through December 31, 2001 (in thousands):

	2000 Charges	Amounts Paid		Accruals at December 31, 2000	2001 Charges	Amounts Paid	Accruals at December 31, 2001
Real estate and other exit costs	$179	$		$179	$9,089	$(2,356)	$6,912
Employee separation costs	2,142		(386)	1,756	4,520	(4,448)	1,828

	$2,321		$(386)	$1,935	$13,609	$(6,804)	$8,740

The real estate and other exit costs, consisting principally of abandoned leased office space in Seattle, will be paid out through December 31, 2003. Employee separation costs will be paid out in early 2002.

Note 9:    Co-branded Site Agreement with Visa USA

In July 2000, Onvia entered into a custom co-branded site agreement with Visa USA Inc. (Visa) to create VisaBusiness.com, a website specifically designed to help Visa’s small business cardholders earn incremental revenue through the use of Onvia’s business-to-business exchange services. As part of the agreement, Visa also promoted the co-branded site to its Member Banks. Visa agreed to make annual fixed payments totaling approximately $7.3 million to Onvia over the three year term of the agreement, not including annual sponsorship fees or Member Bank fees. Due to the nature of the service, Onvia recognized the license revenue on a straight-line basis over the term of the agreement.

On July 10, 2001, Onvia and Visa mutually agreed to terminate their custom co-branded site agreement as of June 30, 2001. Onvia recognized the remaining $1.8 million in deferred revenue relating to the Visa agreement as revenue in the quarter ended September 30, 2001. For the years ended December 31, 2001 and 2000, Onvia recognized approximately $3.2 million and $1.3 million in revenue, respectively.

Note 10:    Stock Repurchase Plan

On March 7, 2001, Onvia’s Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia’s common stock over the next year. In October 2001, Onvia’s Board of Directors authorized an additional $5,000,000 available to repurchase shares under the existing plan. Under this plan, Onvia repurchased 9,733,934 shares of its common stock for approximately $8.5 million during the year ended December 31, 2001.

Note 11:    Management Agreements and Related Party Transactions

In March 2001, Onvia entered into a retention agreement with its Chief Strategy Officer. Under the terms of the agreement, Onvia was to provide the officer with a retention bonus totaling $680,000 over the next two years. The bonus was to be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $56,000 per quarter of the officer’s loan with Onvia and paying $29,000 per quarter in cash. In addition, Onvia was required to repurchase up to $400,000 of the officer’s stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase. In July 2001, the Chief Strategy Officer separated from Onvia, and the retention bonus agreement was terminated. For the year ended December 31, 2001, Onvia forgave approximately $113,000 of the officer’s loan and paid $58,000 in cash to the former officer per the agreement. At December 31, 2001, the principal and interest balance of the loan was approximately $375,000.

During the year ended December 31, 2001, Onvia repurchased 1,902,002 shares of common stock from its former Chief Strategy Officer at an aggregate price of $1,238,443.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 1999, Onvia received a promissory note from its former Chief Executive Officer in the amount of $350,000, collateralized by 350,000 shares of Onvia’s common stock. The note bears interest at 6% per annum. The principal is payable by the former executive in five payments, the last of which is due on July 31, 2002 and interest is payable by the former executive on a periodic basis.

On December 8, 2000, Onvia entered into an agreement to guarantee a $4,000,000 promissory note issued to its then current Chief Executive Officer, Glenn S. Ballman, by a third party lender. The principal is payable by the executive in five payments, the last of which is due on July 31, 2002 and interest is payable by the executive on a periodic basis. As part of Onvia’s guarantee, Onvia assigned a certificate of deposit to the lender in the amount of $4,000,000. The deposit is included in other current assets. Onvia secured its guarantee with 6,000,000 shares of common stock held by the executive. Onvia has a right of first refusal with respect to all shares of common stock held by Mr. Ballman until all amounts due under the promissory note are paid. In addition, Mr. Ballman has the right to put to Onvia, at fair market value, only that number of common stock necessary to pay any amounts due under the promissory note.

In April 2001, Glenn S. Ballman resigned as Onvia’s Chairman and Chief Executive Officer. Mr. Ballman’s separation agreement includes eighteen months of salary and benefits of approximately $350,000 that were expensed in the second quarter of 2001. Michael D. Pickett, Onvia’s former Chairman, assumed the responsibilities of Chairman and Chief Executive Officer. Any proceeds Mr. Ballman receives from the share repurchase will be used to repay all notes outstanding between Mr. Ballman and Onvia and satisfy the loans Onvia has guaranteed on Mr. Ballman’s behalf.

In September 2001, Onvia repurchased 879,717 shares from the former executive at their fair market value of approximately $906,000. Of the total, $800,000 satisfied the first principal payment of the $4,000,000 promissory note. As of December 31, 2001, Onvia recorded the deposit of $3,200,000 in other current assets. Upon repayment of Mr. Ballman’s loans, the $3.2 million security deposit recorded in other current assets will be returned to Onvia. The remaining $106,000 related to the repayment of principal and interest on the $350,000 promissory note. At December 31, 2001, the principal and interest balance was approximately $291,000.

In 2000, Onvia received promissory notes from several of its employees totaling $855,000, collateralized by 855,000 shares of Onvia’s common stock. The notes bear interest at 6% per annum. The principal and interest are payable upon demand no later than five years from the date of issuance. The notes become due if certain change of control events take place. Accrued interest on the notes totaled approximately $18,000 and $53,000 for the years ended December 31, 2001 and 2000, respectively. Notes receivable from employees totaled approximately $119,000 at December 31, 2001.

A director and stockholder provided legal and professional services to Onvia in the amount of $0, $1,103,139 and $505,892 during the years ended December 31, 2001, 2000 and 1999, respectively.

Note 12:    Commitments and Contingencies

Operating leases:    Onvia has noncancellable operating leases for its current and former office space. The leases expire in terms ranging from 1 to 9 years. Onvia has subleased certain office space for amounts equal to the rental obligation.

Total rent expense was $11,011,065, $2,641,879 and $294,307 for the years ended December 31, 2001, 2000 and 1999, respectively. Of the total rent expense for the year ended December 31, 2001, $8,452,333 relates to restructuring costs associated with Onvia’s idle office space (Note 8). On January 31, 2001, Onvia signed an amended lease, which released Onvia’s rental obligation on a floor in its current corporate office space.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum sublease rental receipts are as follows for the years ending December 31:

2002	$349,861
2003	125,880
2004	20,980

$496,721

Future minimum lease payments required, as amended for the January 31, 2001 release, on noncancellable operating leases are as follows for the years ending December 31:

2002	$2,728,410
2003	2,831,254
2004	2,767,164
2005	2,615,085
2006	2,399,400
Thereafter	7,354,000

$20,695,313

In conjunction with the closure of its Canadian operations and B2B exchange and the elimination of its outside sales force, Onvia recorded a charge to reserve rental payments on its idle office space leases through December 2003 (Note 8). At December 31, 2001, the total accrual related to Onvia’s idle office space was $6.6 million, which includes lease payments, utilities and estimated broker fees.

Lease deposit:    Onvia’s leasing arrangement for its former corporate facilities originally required a letter of credit of $650,000 to be issued to the landlord. Per the terms of the lease, the letter of credit was amended to a balance of $216,667 as of December 31, 2001. This letter of credit is secured by a deposit of $216,667 recorded in other assets.

Onvia’s leasing arrangement for its new corporate facilities requires a letter of credit of $3,500,000 to be issued to the landlord through May 2010. This letter of credit was obtained in January 2000 and is secured by a deposit of $3,500,000 recorded in other assets. The current letter of credit expired in January 2002 and was automatically renewed through January 2003.

AOL agreement:    In February 2000, Onvia entered into an agreement with America Online (AOL), under which AOL provided its customers with access to Onvia’s services and products through an interactive co-branded website. As part of this relationship, Onvia provided AOL a web-based buying directory to act as the engine for AOL’s business-to-business e-commerce platform. In addition, AOL promoted the co-branded site and paid Onvia a percentage of the advertising revenue earned from the co-branded website. Onvia initially agreed to make fixed payments of $18.2 million to AOL under this agreement, and additional payments based on the number of new customers acquired from AOL in excess of a specified level. Approximately $3.1 million of this amount was paid following the execution of the agreement.

On November 14, 2000, Onvia and AOL entered into an amended agreement, which waived any additional payments to AOL. As a result of the amended agreement, Onvia and AOL continued with an abbreviated form of their relationship through May 14, 2001, after which neither party had any further contractual commitment to the other. Through September 30, 2000, Onvia recorded $6,053,051 in sales and marketing expense related to this

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. As a result of the amended agreement, Onvia recorded a reduction in sales and marketing expense of $2.3 million during the fourth quarter of 2000 for amounts recognized, but not yet paid.

Legal proceedings:    During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriters, Credit Suisse First Boston (“CSFB”). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (“IPO”) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. No lead plaintiff has been appointed and a consolidated complaint has not yet been filed. Onvia intends to defend itself vigorously against these charges.

Onvia is subject to various legal proceedings that arise in the ordinary course of business. Onvia provides for any anticipated losses at the time an estimate can be made. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of Onvia, the ultimate outcomes are inherently uncertain.

Note 13:    Stock Options

In February 1999, Onvia adopted a combined stock option plan (the 1999 Plan) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The number of shares reserved for issuance under the 1999 Plan total 21,200,000 shares. Pursuant to the nonvested common stock agreements (Note 15), 1,146,224 shares were issued from the 1999 Plan option pool. In connection with certain acquisitions in 2000, Onvia assumed outstanding options to purchase common stock originally issued under the acquired companies’ stock option plans. There were 7,824,515 shares available for issuance under the 1999 Plan as of December 31, 2001.

Effective March 1, 2000, Onvia adopted a Directors’ Stock Option Plan (the Directors’ Plan), which authorizes the grant of 600,000 shares of nonqualified stock options to members of the Board. Initially, 40,000 shares were granted to all members of the Board on March 1, 2000, and thereafter, grants are made to each eligible Board member on the date such person is first elected or appointed as a Board member. Annually, each nonemployee director will be granted an additional option to purchase 10,000 shares of common stock, provided such person has been a Board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant. The annual grants vest in full one year from the date of grant. The options have a term of 10 years and terminate when the Board member no longer continues to serve as a director of Onvia. For the years ended December 31, 2001 and 2000, 50,000 and 240,000 shares were granted to directors with a weighted average exercise price of $0.94 and $21.00 per share, respectively.

Stock options are approved by the Board of Directors generally with four-year vesting schedules. Options granted to consultants of Onvia are approved by the Board of Directors with varying vesting schedules of up to four years. Stock options expire 10 years after the date of grant.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for all option plans from inception:

From inception of plans	Options outstanding	Weighted average exercise price
Options granted	11,466,032	$0.89
Options exercised	(5,299,982)	0.14
Options forfeited	(290,668)	0.35

Outstanding at December 31, 1999	5,875,382	1.60
Options granted and assumed	5,962,251	7.30
Options exercised	(1,140,929)	0.18
Options forfeited	(3,230,943)	4.89

Outstanding at December 31, 2000	7,465,761	4.94
Options granted and assumed	6,663,354	0.96
Options exercised	(606,325)	0.15
Options forfeited	(7,244,256)	3.62

Outstanding at December 31, 2001	6,278,534	2.57

Options exercisable at December 31, 1999	271,874	0.09

Options exercisable at December 31, 2000	999,754	3.87

Options exercisable at December 31, 2001	2,382,657	3.01

During the year ended December 31, 1999, Onvia recorded compensation expense of $999,061 related to the issuance of stock options for services provided by consultants, exclusive of the compensation expense recognized for the acceleration of vesting described below.

In December 1999, the Board of Directors approved the acceleration of vesting on all outstanding unvested stock options issued to nonemployees. The stock options had vesting periods ranging from one to four years from the date of issuance. Onvia recognized $3,383,877 in compensation expense in conjunction with this transaction. Further, options to purchase 2,396,554 shares of common stock issued to certain employees were converted to common stock, which are subject to a repurchase option at a purchase price equal to the original exercise price of the underlying options upon termination of employment. Individuals paid $324,569 in cash to exercise their options. The repurchase options expire over the remaining vesting period of the original stock option grants. No compensation expense was recognized in conjunction with the conversion.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during 2001, 2000 and 1999 was $0.66, $6.17 and $1.52 per share, respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options outstanding
Range of exercise prices	Number of options	Weighted average remaining contractual life	Options exercisable
$ 0.13 – $ 0.65	609,182	8.90	132,965
$ 0.66 –	3,298,804	8.66	1,138,059
$ 0.68 – $ 1.67	849,314	8.67	262,995
$ 1.72 – $ 6.00	649,656	8.57	421,234
$ 6.17 – $10.44	471,158	7.38	262,947
$10.63 – $11.00	119,469	8.15	65,756
$17.76 –	36,951	0.53	36,951
$21.00 –	240,000	8.16	60,000
$29.00 –	4,000	8.22	1,750

	6,278,534	8.51	2,382,657

In accordance with SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the minimum value option-pricing model assuming the following weighted average assumptions:

	2000	2001
Average risk free rate	6.16%	4.70%
Volatility	132%	162%
Dividends	$0	$0
Expected life	6.4 years	6.2 years

Had Onvia determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, Onvia’s net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2000	2001
Net loss:
As reported	$(116,810,505)	$(104,404,829)
Pro forma	(133,645,107)	(108,252,431)

Net loss per share:
As reported-basic and diluted	$(1.74)	$(1.27)
Pro forma-basic and diluted	(1.99)	(1.31)

Effective May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan (ESPP), and has reserved 600,000 shares of common stock for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP is automatically increased by the lesser of 1% of the total number of shares of common stock then outstanding; 600,000 shares; or a number of shares determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. The Plan purchases shares on a semi-annual basis. There were 72,489 and 123,599 shares purchased under the ESPP during fiscal 2001 and 2000 at a price of $0.68 and $2.23 per share, respectively.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14:    Employee Retirement Plan

Effective March 1, 2000, Onvia adopted a Savings and Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. Contributions by Onvia are at the discretion of the Board of Directors; however, no Onvia contributions were made to the Retirement Plan in the years ended December 31, 2001 and 2000.

Note 15:    Stockholders’ Equity

Authorized shares and stock split:    On February 22, 2000, Onvia reincorporated in the State of Delaware and amended its Delaware Certificate of Incorporation to authorize 265,000,000 shares, each with a par value of $0.0001 per share. The new authorization allows for 250,000,000 shares of common stock and 15,000,000 shares of undesignated preferred stock. The amendment also included a two-for-one split of Onvia’s outstanding shares of common stock and preferred stock. Common and preferred stock issued and stock option information in these financial statements have been restated to reflect this split.

Initial public offering:    In March 2000, Onvia completed its initial public offering (the Offering) and issued 9,200,000 shares of its common stock to the public at a price of $21.00 per share. Onvia received net proceeds of $177.8 million. Concurrent with this Offering, Onvia issued an additional 2,666,666 shares of its common stock to Internet Capital Group at a price of $21.00 for net proceeds of $56.0 million.

Convertible preferred stock:    On February 25, 1999, Onvia issued 17,961,460 shares of Series A convertible voting preferred stock at $0.58 per share resulting in proceeds of $10,251,818, net of issuance costs of $232,580. A consulting firm was issued 119,744 shares of Series A preferred stock as a part of this financing round in consideration for past services provided to Onvia. Expense of $70,050 was recorded in conjunction with this transaction. Convertible promissory notes for $975,590 and $344,407 issued in February 1999 and December 1998, respectively, were converted into 2,258,036 shares of Series A preferred stock as part of this transaction.

On September 30, 1999, Onvia issued 14,544,170 shares of its Series B preferred stock at $1.72 per share resulting in proceeds of $24,969,851, net of issuance costs of $30,149.

On December 20, 1999, Onvia issued 3,379,402 shares of Series C preferred stock at $6.86 per share resulting in proceeds of $22,514,421, net of issuance costs of $651,380. Onvia recorded, immediately upon issuance, a preferred stock dividend of $14,007,621 representing the value of the beneficial conversion feature on the issuance of Series C preferred stock in December 1999. The beneficial conversion amount was calculated at the issuance date of the Series C preferred stock based on the difference between the conversion price of $6.86 per share and the estimated fair value of the common stock at that date.

In February 2000, Onvia repurchased 69,398 shares of its Series C preferred stock at the original issuance price of $6.86 per share. The original beneficial conversion amount of $287,308 related to these shares, which increased the net loss attributable to common stockholders in the year ended December 31, 1999, was reversed in the year ended December 31, 2000.

Each share of Series A, Series B and Series C preferred stock was automatically converted on a one for one basis to common stock upon registration of Onvia’s common stock pursuant to the Offering.

Dividend policy:    Onvia has no record of paying cash dividends on its common stock. As of December 31, 2001, Onvia’s existing borrowing agreements prohibit the payment of dividends.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retirement of common stock:    On January 18, 1999, Onvia retired all 8,000,800 outstanding shares of its common stock held by the sole stockholder. Following the stock retirement, Onvia issued 10,200,000 million shares to this stockholder subject to certain vesting requirements, and 12,758,136 shares of nonvested common stock to employees and other outside parties.

Repurchase of common stock:    In July 2000, the British Columbia Securities Commission notified Onvia that its directed share program offered to certain stockholders at the time of Onvia’s Offering did not meet Canadian disclosure requirements. In October 2000, Onvia tendered rescission rights totaling 51,506 shares to selected stockholders as a remedy to this violation. Onvia repurchased and retired 11,750 and 31,013 shares for $246,750 and $651,273 during the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001, Onvia repurchased an additional 3,309,819 shares of common stock held by former employees and a current stockholder at an aggregate price of $2,568,214.

Nonvested common stock:    In January 1999, Onvia issued 22,958,136 shares of nonvested common stock to employees and other outside parties. These shares are subject to a repurchase option, which allows Onvia the right to repurchase the shares at the original purchase price upon termination of employment. The repurchase option on the nonvested common stock expires ratably over four years from date of hire or commencement of services on a monthly basis. The expiration of the repurchase option may accelerate upon certain change of control transactions. Noncash stock-based compensation expense of $458,475 was recognized for the issuance of these shares during the year ended December 31, 1999. As of December 31, 2001 and 2000, Onvia had 472,675 and 3,632,811 shares of nonvested common stock outstanding, respectively.

During the years ended December 31, 2001 and 2000, Onvia exercised its repurchase option on 679,926 and 356,250 shares of nonvested common stock held by former employees in conjunction with their separation from Onvia at an aggregate price of $35,001 and $97,907, respectively.

In April 1999, Onvia issued 1,026,224 shares of nonvested common stock under the 1999 Plan to the chairman of the Board of Directors in exchange for $12,828. The issued shares had a fair value of $0.40 per share as of the grant date. These shares are subject to a repurchase option, which allows Onvia the right to repurchase the shares at the original purchase price upon termination of employment or consulting services provided. The repurchase option expires over four years with a 25% cliff after the first year and ratably thereafter on a monthly basis, and may accelerate upon certain change of control transactions. Compensation expense in the amount of $59,090, $119,419 and $196,213 was recognized for these shares for the years ended December 31, 2001, 2000 and 1999, respectively.

In October 1999, Onvia exercised its option to repurchase 200,000 shares of nonvested common stock from a former employee and waived its repurchase option on the remaining 200,000 shares still held by the individual. In conjunction with this transaction, Onvia recognized $905,020 of compensation expense for the year ended December 31, 1999.

In December 1999, Onvia issued 120,000 shares of nonvested common stock under the 1999 Plan to a member of the Board of Directors in exchange for $150,000. The shares had a fair value of $11.00 per share as of the grant date. These shares are subject to a repurchase option, which allows Onvia the right to repurchase the shares at the original purchase price upon termination of service as a member of the Board of Directors. The repurchase option expires over four years with a 25% cliff after the first year and ratably thereafter on a monthly basis, and may accelerate upon certain change of control transactions. Unearned stock-based compensation in the amount of approximately $1,170,000 was recorded at the date of issue.

In December 1999, Onvia waived its repurchase option on the nonvested common shares issued to nonemployees. Onvia recognized an additional $1,503,136 in compensation expense in connection with this transaction.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants to purchase Series A preferred stock:    During 1999, Onvia issued warrants to purchase up to 1,165,310 shares of its Series A preferred stock at $0.90 per share in conjunction with its subordinated debt financing. These warrants were exercisable immediately upon grant and expire 10 years after date of grant. As of December 31, 2001, warrants for 569,055 shares of common stock were exercised by the warrant holder.

Onvia also issued warrants to purchase up to 97,328 shares of its Series A preferred stock at $1.24 per share in conjunction with its equipment loan financing. These warrants were exercised in 2000.

The Series A preferred stock warrants automatically converted into common stock purchase warrants upon the effectiveness of the Offering.

Warrants to purchase common stock:    In February 1999, Onvia issued warrants to purchase 833,352 shares of its common stock in conjunction with its convertible debt financing in 1998. The warrants are exercisable at $0.0025 per share and vested immediately upon issuance. In 2000 and 1999, the warrant holders exercised their warrants to purchase 705,144 and 128,208 shares of common stock, respectively.

In conjunction with the Zanova, Globe-1 and DemandStar acquisitions, Onvia assumed all outstanding warrants as part of the transactions, and issued 1,202,838 warrants to former warrant holders at exercise prices ranging from $0.13 to $21.31 per share. These warrants expire 10 years from the date of grant and as of December 31, 2001, 967,983 warrants were still outstanding.

Note 16:    Segment Information

The geographical business segments reported below are the segments of Onvia for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief executive officer for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Prior to the disposal of its Canadian operations in March 2001, Onvia evaluated its business based on the geography of its two operations, the United States and Canada. The operating segment information has been reported in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Intercompany transactions are insignificant and have been recorded at cost as part of the parent’s investment in its Canadian subsidiary. As of December 31, 2001, Onvia has one operating segment, its business-to-government network.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	U.S.	Canada	Consolidated
Year ended December 31, 1999:
Net revenue	$21,994,442	$5,182,640	$27,177,082
Net loss	(41,141,420)	(2,224,350)	(43,365,770)
Total assets	48,889,980	1,388,852	50,278,832
Property and equipment, net	5,914,305	262,486	6,176,791
Other assets, net	2,624,386	26,092	2,650,478
Depreciation and amortization	1,233,735	56,391	1,290,126
Interest income and other, net	(540,934)		(540,934)
Noncash compensation expense, net	10,281,324	181,438	10,462,762
Additions to property and equipment	7,443,642	307,800	7,751,442
Additions to other assets	2,274,386	26,092	2,300,478

Year ended December 31, 2000:
Net revenue	$133,400,760	$14,166,066	$147,566,826
Net loss	(110,037,335)	(7,060,478)	(117,097,813)
Total assets	238,807,668	2,268,280	241,075,948
Property and equipment, net	17,857,008	521,526	18,378,534
Other assets, net	9,741,443	41,931	9,783,374
Goodwill, net	37,872,617		37,872,617
Depreciation and amortization	13,201,422	222,062	13,423,484
Interest income and other, net	9,312,231	19,361	9,331,592
Noncash compensation expense, net	7,629,665	388,217	8,017,882
Additions to property and equipment	17,812,101	477,163	18,289,264
Additions to other assets	7,467,057	15,839	7,482,896
Additions to goodwill	44,207,617		44,207,617
Impairment of property and equipment	1,151,744		1,151,744
Impairment of capitalized software	1,744,902		1,744,902

Year ended December 31, 2001:
Net revenue	$17,152,347	$718,192	$17,870,539
Net loss	(101,976,799)	(2,428,030)	(104,404,829)
Total assets	115,378,659		115,378,659
Property and equipment, net	7,235,548		7,235,548
Other assets, net	4,673,601		4,673,601
Goodwill, net	16,468,167		16,468,167
Depreciation and amortization	21,039,457	64,683	21,104,140
Interest income and other, net	4,612,056	(15,001)	4,597,055
Noncash compensation expense, net	3,005,466	52,999	3,058,465
Additions to property and equipment	1,327,222		1,327,222
Additions to goodwill	21,431,103		21,431,103
Impairment of goodwill, net	27,311,603		27,311,603
Impairment of property and equipment	7,525,060	537,724	8,062,784
Impairment of capitalized software	1,068,991		1,068,991

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17:    Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

•	On February 25, 1999, Onvia issued warrants to purchase 833,352 shares of its common stock at $.0025 per share. The noncash value allocated to these warrants was $241,853.

•	On February 25, 1999, the outstanding convertible debt of Onvia in the amount of $1,319,997 was converted into shares of its Series A preferred stock.

•	On June 15, 1999 and August 5, 1999, Onvia issued warrants to purchase its Preferred A stock in conjunction with its debt financings on these dates. The value allocated to the warrants was $1,153,143.

•	On August 13, 1999, Onvia purchased software of $1,255,511 and post contract support of $403,103 in exchange for a promissory note.

•	On December 20, 1999, a senior executive exercised stock options in exchange for a note for $150,000.

•	During the year ended December 31, 2000, Onvia issued $43,493,398 in common stock, options and warrants in connection with business acquisitions.

•	During fiscal 2000, Onvia received 202,083 shares of nonvested common stock valued at $75,781 from a noteholder as partial repayment on an outstanding note receivable.

Supplemental cash flow information:

Cash paid for interest during the years ended December 31, 2001, 2000 and 1999 was $776,527, $1,503,994 and $736,605, respectively.

Note 18:    Subsequent Events

In January 2002, Onvia repurchased $254,039 of common stock from its former Chief Strategy Officer at Onvia’s discretion. A total of 437,998 shares were repurchased at the fair market value of the common stock on the transaction date.

Subsequent to December 31, 2001, Onvia’s restriction on the payment of dividends was lifted. On March 22, 2002, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million, to return excess operating capital to Onvia’s stockholders. Onvia anticipates that for most stockholders this will result in a non-taxable return of capital. This distribution will occur on May 3, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Onvia’s Board of Directors is currently set at seven members, which is divided into three classes with overlapping three-year terms. A director serves in office until his or her respective successor is duly elected and qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. Any additional directorships resulting from an increase in the number of directors are distributed among the three classes so that, as nearly as possible, each class consists of an equal number of directors. There are currently six directors serving on the Board of Directors, and one vacancy.

Class II Directors (Term Ending 2002)

The names of Onvia’s Class II directors, whose terms end in 2002, and certain information about them are set forth below:

Name	Age	Position	Director Since
Michael D. Pickett	54	Chief Executive Officer, Acting Chief Financial Officer, and Chairman of the Board	1999

Nancy J. Schoendorf(1)(2)	47	Director	1999

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Michael D. Pickett has served as Chief Executive Officer and Chairman of the Board since April 2001 and Acting Chief Financial Officer since September 2001. Mr. Pickett has also served as President and Chief Operating Officer from April to December 2001, Chairman of the Board from February 1999 to August 2000, and as a director of Onvia since February 1999. From July 1999 to August 2000, Mr. Pickett served as Chief Executive Officer of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by Onvia in September 2000. From July 1997 to March 1999, Mr. Pickett was Chairman and Chief Executive Officer of Technology Solutions Network, LLC, a provider of turnkey technology solutions for small businesses. From October 1983 to February 1996, Mr. Pickett served in a variety of positions and most recently as Chairman, Chief Executive Officer and President of Merisel, Inc., a wholesale distributor of computer hardware and software products and a provider of logistics services. Mr. Pickett holds a Bachelor of Arts in Business Administration from the University of Southern California.

Nancy J. Schoendorf has served as a director of Onvia since February 1999. Ms. Schoendorf has been a general partner of Mohr, Davidow Ventures, a venture capital firm, since 1993, and Managing Partner since 1997. Prior to joining Mohr, Davidow, Ms. Schoendorf spent seventeen years in the computer industry, including holding management positions with Hewlett-Packard, Software Publishing Corporation, and Sun Microsystems, Inc. Ms. Schoendorf currently serves as director of Agile Software Corporation and several privately held companies. Ms. Schoendorf holds a Bachelor of Science in Computer Science from Iowa State University and a Master of Business Administration from Santa Clara University.

Class III Directors (Term Ending 2003)

The names of Onvia’s Class III directors, whose terms end in 2003, and certain information about them are set forth below:

Name	Age	Position	Director Since
Jeffrey C. Ballowe(1)(2)	46	Director	1999
William W. Ericson	43	Director	1999

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Jeffrey C. Ballowe has served as a director of Onvia since December 1999. From 1986 to 1998, Mr. Ballowe held various management positions at Ziff-Davis, including President of the Interactive Media and Development Group. Before leaving Ziff-Davis at the end of 1998, Mr. Ballowe led the launches of five magazines, ZDNet on the Web, TechTV (f.k.a. ZDTV), and the initial ZD/Softbank investments in Yahoo!, USWeb, GameSpot and Herring Communications. Mr. Ballowe also serves as a director of VerticalNet and is on the advisory board of Internet Capital Group. Mr. Ballowe holds a Bachelor of Arts in Economics and French from Lawrence University, a Master of Arts in French from the University of Wisconsin and a Master of Business Administration from the University of Chicago.

William W. Ericson has served as a director of Onvia since September 1999. Since March 2000, Mr. Ericson has been a partner at Mohr, Davidow Ventures, a venture capital firm. From August 1995 to March 2000, Mr. Ericson was an attorney at Venture Law Group, a law firm specializing in the representation of technology companies. Prior to joining Venture Law Group, Mr. Ericson was an associate in the Palo Alto, California office of the law firm of Brobeck, Phleger and Harrison, LLP from October 1992 through August 1995. Mr. Ericson holds a Bachelor of Science in Foreign Service from Georgetown University and a Juris Doctor from the Northwestern University School of Law.

Class I Directors (Term Ending 2004)

The names of Onvia’s Class I directors, whose terms end in 2004, and certain information about them are set forth below:

Name	Age	Position	Director Since
Kenneth A. Fox(1)	31	Director	1999
Steven D. Smith(2)	43	Director	2000

(1)	Member of the Compensation Committee.
(2)	Chair of the Audit Committee.

Kenneth A. Fox has served as a director of Onvia since February 1999. In March 1996, Mr. Fox co-founded Internet Capital Group, Inc., an Internet company primarily engaged in managing and operating a network of business-to-business ecommerce companies. Mr. Fox has served as one of Internet Capital Group’s Managing Directors since its inception. Mr. Fox has also served as a director of Internet Capital Group since February 1999. Prior to forming Internet Capital Group, Mr. Fox was the Director of West Coast Operations for Safeguard Scientifics, Inc., a leader in incubating, operating and developing technology companies in the Internet infrastructure market, and was Director of West Coast Operations for Technology Leaders II, LP, a venture capital partnership, from 1994 to 1996. Mr. Fox serves as a director of AUTOVIA Corporation, Commerx, Inc., Deja.com, Inc., Entegrity Solutions Corporation, Internet Commerce Systems, Inc., and Vivant! Corporation. Mr. Fox holds a Bachelor of Science in Economics from Pennsylvania State University.

Steven D. Smith has served as a director of Onvia since January 2000. Since March 1997, Mr. Smith has served as Managing Director of GE Equity, a subsidiary of GE Capital. From August 1990 to February 1997, Mr. Smith served in a variety of positions at GE Capital, most recently as Managing Director, Ventures. Mr. Smith holds a Bachelor of Business Administration from Southern Methodist University and a Master of Business Administration from The Wharton School of Business at the University of Pennsylvania.

There are no family relationships among any of the directors or executive officers of Onvia.

Meetings and Committees of the Board of Directors

The Board of Directors of Onvia held a total of twelve meetings, and acted by unanimous written consent five times, during 2001. Each director, except for Steven D. Smith, who attended eight of the twelve meetings of the entire Board, attended at least 75% of all Board and applicable committee meetings during this time. The Board has a Compensation Committee and an Audit Committee.

Mr. Ballowe, Ms. Schoendorf, and Mr. Smith are members of the Audit Committee; Mr. Smith is the Chairperson. The Audit Committee held four meetings during the last fiscal year. The functions of the Audit Committee are to recommend the engagement of the independent public accountants, to monitor the effectiveness of the audit effort, and to monitor Onvia’s financial and accounting organization and its system of internal accounting controls.

Mr. Ballowe, Ms. Schoendorf, and Mr. Fox are members of the Compensation Committee. The Compensation Committee held four meetings during the last fiscal year. The functions of the Compensation Committee are to establish and administer Onvia’s policies regarding annual executive salaries and cash incentives and long-term equity incentives.

The Board does not have a nominating committee or a committee performing the functions of a nominating committee.

Director Compensation

Onvia does not currently provide cash compensation to its directors, but they are reimbursed for out-of-pocket expenses incurred in connection with activities as directors, including attendance at meetings of the Board or its committees. The directors are generally eligible to participate in the Amended and Restated 1999 Stock Option Plan and, if a director is an employee of Onvia, in Onvia’s 2000 Employee Stock Purchase Plan. Directors who are not employees will also receive automatic stock option grants under Onvia’s 2000 Directors’ Stock Option Plan.

Executive Officers of the Registrant

Onvia's executive officers currently consist of the following:

Name	Age	Position	Executive Officer Since
Michael D. Pickett	54	Chief Executive Officer, Chairman of the Board, and Acting Chief Financial Officer	2000
Clayton W. Lewis	40	President & Chief Operating Officer	2000
Irvine N. Alpert	50	Vice President, AEC Markets	2001
Matthew S. Rowley	38	Chief Information Officer	2001

Clayton W. Lewis has served as President and Chief Operating Officer of Onvia since December 2001. Prior to becoming President and Chief Operating Officer, Mr. Lewis served as Vice President of Marketing from August 2000 to December 2001, Vice President of Business Affiliations from July 1999 to July 2000, and

Director of Business Development from March 1999 to June 1999. From October 1995 to June 1998, Mr. Lewis served as Executive Vice President of ETC, a subsidiary of Telecommunications, Inc. From December 1989 to October 1995, Mr. Lewis was Senior Vice President of Business Development at RXL Pulitzer, the multimedia division of the Pulitzer Publishing Company. Mr. Lewis holds a Bachelor of Arts in Business Administration from the University of Washington.

Irvine N. Alpert has served as Vice President, AEC Markets of Onvia since July 2001. From February 1995 to July 2001, Mr. Alpert was the founder and Chief Executive Officer of ProjectGuides, Inc., an architecture, engineering, and construction market information service, which was acquired by Onvia in June 2001. From 1993 to 1995, Mr. Alpert served as President of RCI Environmental, Inc., a regional construction company. From 1990 to 1993, Mr. Alpert served as Vice President of Sales and Marketing for Hart Crowser, Inc., a regional geotechnical and environmental consulting firm. Mr. Alpert holds a Bachelor of Arts from the University of California, Santa Cruz and a Master in Environmental Planning from the University of California, Berkeley.

Matthew S. Rowley has served as Chief Information Officer of Onvia since July 2001. Prior to becoming Chief Information Officer of Onvia, Mr. Rowley served as Vice President of Development from June 2001 to July 2001, Director of Site Development from December 2000 to June 2001, and Development Manager from August 2000 to December 2000. From November 1999 to August 2000, Mr. Rowley served as Director of Electronic Commerce of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by Onvia in September 2000. From May 1999 to November 1999, Mr. Rowley was Director of Electronic Commerce Operations of Multiple Zones International, a direct reseller of name-brand information technology products and services to small to medium businesses. From December 1997 to May 1999, Mr. Rowley served in a variety of positions and most recently as Program Manager, Internet Electronic Commerce Practice of BEST Consulting, an information technology firm specializing in electronic commerce solutions. From September 1988 to December 1997, Mr. Rowley served in a variety of positions and most recently as Project Manager, Lead Technical Engineer and Systems Analyst at the Battelle Seattle Research Center and Pacific NW National Laboratory. Mr. Rowley holds a Bachelor of Arts from Seattle Pacific University.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Onvia’s directors, executive officers, and persons who own more than 10% of the common stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of its common stock. Reporting Persons are required by SEC regulations to furnish Onvia with copies of all Section 16(a) reports they file. To its knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, Onvia believes that during its fiscal year ended December 31, 2001, all Reporting Persons complied with all Section 16(a) filing requirements, except that the following filing was not made as indicated:

•	Kenneth A. Fox, director, has not yet filed a Form 5 relating to a stock option granted in May 2001, which was due on February 14, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The following table shows the compensation earned by (a) the person who served as Onvia’s Chief Executive Officer during the fiscal year ended December 31, 2001, (b) the four other most highly compensated individuals who served as an executive officer during the fiscal year ended December 31, 2001, (c) two executive officers who departed during the fiscal year ended December 31, 2001, and (d) the compensation received by each of these people for the two preceding fiscal years (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards Securities Underlying Options	All Other Compensation
Name and Principal Position	Year	Salary	Bonus
Michael D. Pickett (1)	2001	$234,434	$37,813	3,029,804	$35,866
Chief Executive Officer, Acting Chief Financial Officer, and Chairman of the Board	2000	76,538	—	—	26,200

Clayton W. Lewis (2)	2001	181,202	48,458	150,000	—
President and Chief Operating Officer	2000	104,583	18,000	100,000	—

Irvine N. Alpert (3)	2001	101,227	1,240	180,000	—
Vice President, AEC Markets	2000	—	—	—	—

Matthew S. Rowley (4)	2001	132,258	29,645	155,500	—
Chief Information Officer	2000	38,269	25,000	19,500	—

Edward S. Jordan (5)	2001	105,645	20,156	—	—
Vice President, Government Sales	2000	—	—	—	—

Kristen M. McLaughlin (6)	2001	199,690	97,544	—	119,560
Former Chief Strategy Officer	2000	118,333	32,044	—	—

Clark C. Westmoreland (7)	2001	143,111	121,875	150,000	—
Former Vice President of Operations	2000	41,240	37,500	250,000	—

(1)
Mr. Pickett commenced his employment with Onvia as President and Chief Operating Officer in August 2000. In April 2001, Mr. Pickett became Chief Executive Officer and Chairman. Mr. Pickett’s annual salary rate as of December 31, 2001 is $250,000. Mr. Pickett’s other compensation consists of housing expenses of $35,866 paid by Onvia pursuant to Mr. Pickett’s employment agreement with Onvia.

(2)
Mr. Lewis commenced his employment with Onvia as Director of Business Development in March 1999. In December 2001, Mr. Lewis became President and Chief Operating Officer. Mr. Lewis’s annual salary rate as of December 31, 2001 is $200,000.

(3)	Mr. Alpert commenced his employment with Onvia as Vice President, AEC Markets in July 2001. Mr. Alpert’s annual salary rate as of December 31, 2001 is $180,000.

(4)
Mr. Rowley commenced his employment with Onvia as Development Manager in August 2000. In July 2001, Mr. Rowley became Chief Information Officer. Mr. Rowley’s annual salary rate as of December 31, 2001 is $170,000.

(5)
Mr. Jordan commenced his employment with Onvia in March 2001 and left Onvia in February 2002. Mr. Jordan’s salary reflects gross salary paid to him by Onvia through February 4, 2002. Mr. Jordan’s annual salary at the time of his departure was $150,000.

(6)
Ms. McLaughlin commenced her employment with Onvia in June 1998 and left Onvia in July 2001. Ms. McLaughlin’s salary reflects gross salary paid to her by Onvia through July 18, 2001 and includes forgiveness of $119,560 due under loans from Onvia to Ms. McLaughlin pursuant to Ms. McLaughlin’s retention bonus agreement dated as of March 30, 2001. Ms. McLaughlin’s annual salary at the time of her departure was $200,000.

(7)
Mr. Westmoreland commenced his employment with Onvia in October 2000 and left Onvia in December 2001. Mr. Westmoreland’s salary reflects gross salary paid to him by Onvia through December 17, 2001. Mr. Westmoreland’s annual salary at the time of his departure was $200,000.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2001. In addition, as required by the SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term. No stock appreciation rights were granted to these individuals during the year.

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Last Fiscal Year(1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(5)
Name					5%	10%
Michael D. Pickett(2)	3,029,804	65.1%	$0.66	3/7/11	$1,250,341	$3,168,611
Clayton W. Lewis(2)	150,000	3.2%	0.66	3/7/11	61,902	156,872
Irvine N. Alpert(2)	180,000	3.9%	0.41	8/31/11	46,412	117,618
Matthew S. Rowley(3)	4,000	*	0.66	3/7/11	1,660	4,207
Matthew S. Rowley(2)	50,000	1.1%	0.75	7/12/11	23,584	59,765
Matthew S. Rowley(2)	101,500	2.2%	0.65	7/20/11	41,491	105,147
Edward S. Jordan(4)	—	—	—	—	—	—
Kristen M. McLaughlin(4)	—	—	—	—	—	—
Clark C. Westmoreland(4)	150,000	3.2%	0.66	3/7/11	62,261	157,781

*	Less than 1%.

(1)	Based on a total of 4,651,374 option shares granted to employees, consultants, and directors during 2001 under the 1999 Plan and the 2000 Directors’ Stock Option Plan.

(2)
Options vest ratably over a 48-month period. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment. In the event of certain change in control transactions, see “Employment Agreements” below.

(3)
Options vest 25% after the first year of service and ratably each month over the remaining 36-month period. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment. In the event of certain change in control transactions, see “Employment Agreements” below.

(4)
Mr. Jordan left Onvia on February 4, 2002, Ms. McLaughlin left Onvia on July 18, 2001, and Mr. Westmoreland left Onvia on December 17, 2001. On Mr. Westmoreland’s termination date, Onvia accelerated vesting of 103,127 options held by Mr. Westmoreland (see “Other Related Party Transactions” below).

(5)
The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share for the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

AGGREGATE OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

The following table provides certain information with respect to stock options exercised by the Named Executive Officers during the last fiscal year ended December 31, 2001. The table also provides the number of shares covered by stock options as of the end of the fiscal year, and the value of “in-the-money” stock options, which represents the positive difference between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year. No stock appreciations rights were outstanding during fiscal year December 31, 2001.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael D. Pickett(1)	—	$—	1,019,934	2,049,870	$0	$0
Clayton W. Lewis(1)	—	—	65,208	204,792	0	0
Irvine N. Alpert(2)	—	—	15,000	165,000	1,950	21,450
Matthew S. Rowley(1)	—	—	40,236	134,764	0	0
Edward S. Jordan(1)(3)	—	—	59,986	30,014	0	0
Kristen M. McLaughlin(3)	—	—	—	—	—	—
Clark C. Westmoreland(1)(3)	—	—	240,626	159,374	0	0

(1)	The exercise price of the options is higher than the closing market stock price as of December 31, 2001.

(2)	Based on the $0.54 per share closing price of Onvia’s common stock on The NASDAQ Stock Market on December 31, 2001, less the exercise price of the options.

(3)	Mr. Jordan left Onvia on February 4, 2002, Ms. McLaughlin left Onvia on July 18, 2001, and Mr. Westmoreland left Onvia on December 17, 2001.

Employment Agreements

Mr. Pickett and Onvia entered into an employment agreement in March 2001. The employment agreement was subsequently amended in February 2002, after Mr. Pickett resigned his position as President in January 2002, to provide for an annual base salary of $120,000, a monthly housing expense of $3,800, and a bonus of $125,000 based on achievement of criteria or the occurrence of certain events determined by the Board. Upon termination of employment by Onvia without cause or by Mr. Pickett for good reason, Mr. Pickett will receive a lump sum payment of $250,000 and 12 months of benefits and accelerated vesting of all unvested options granted under Onvia’s 2000 Directors’ Stock Option Plan and all unvested shares pursuant to that certain amended Common Stock Purchase Agreement dated as of April 9, 1999. In addition, upon such termination, 757,451 shares subject to options granted in connection with Mr. Pickett’s employment agreement shall vest and become exercisable. Upon a change in control transaction, 50% of the then unvested options granted to Mr. Pickett in connection with his employment agreement and 50% of the then unvested shares subject to the amended Common Stock Purchase Agreement shall vest and the remaining unvested options and shares shall vest and become exercisable upon termination of employment by Onvia without cause or by Mr. Pickett for good reason within 12 months of a change in control transaction.

Mr. Lewis and Onvia entered into an employment agreement in September 2001, which provided for an annual base salary of $200,000. The employment agreement was subsequently amended in February 2002, after Mr. Lewis was designated as President and Chief Operating Officer, to increase Mr. Lewis’s annual salary to $220,000 and to provide for a bonus of up to $80,000 based on achievement of criteria determined by the Board. In addition, Mr. Lewis was granted options to purchase 870,000 shares of Onvia’s common stock with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Lewis is employed by Onvia. Upon termination of employment by Onvia without cause or by Mr. Lewis for good reason, Mr. Lewis will receive 12 months base salary, benefits, and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 50% of the then unvested options granted to Mr. Lewis prior to February 2002 shall vest and the remaining unvested options shall vest and become exercisable upon termination of employment by Onvia without cause or by Mr. Lewis for good reason within 12 months of a change in control transaction. Mr. Lewis’s options granted in February 2002 shall not be accelerated in the event of a change in control transaction for 1 year from the date of grant, after which time such options shall be accelerated in the event of a change in control transaction as described above for options granted prior to February 2002.

Mr. Alpert and Onvia entered into an agreement in February 2002, which provides for an annual base salary of $180,000. In addition, Mr. Alpert was granted options to purchase 169,000 shares of Onvia’s common stock, with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Alpert is employed by Onvia. Upon termination of employment by Onvia without cause or by Mr. Alpert for good reason, Mr. Alpert will receive 6 months base salary, benefits, and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 25% of the then unvested options granted to Mr. Alpert prior to February 2002 shall vest and the remaining unvested options shall vest and become exercisable upon termination of employment by Onvia without cause or by Mr. Alpert for good reason within 12 months of a change in control transaction. Mr. Alpert’s options granted in February 2002 shall not be accelerated in the event of a change in control transaction for 1 year from the date of grant, after which time such options shall be accelerated in the event of a change in control transaction as described above for options granted prior to February 2002. Mr. Alpert and Onvia also entered into a Commission and Bonus Plan in September 2001, which provides that Mr. Alpert will receive up to fifteen percent of earned revenue from contracts Mr. Alpert secured. Mr. Alpert will also receive up to $2,000 per quarter based on achievement of criteria determined by the President and Chief Operating Officer.

Mr. Rowley and Onvia entered into an employment agreement in September 2001, which provides for an annual base salary of $170,000, and a performance bonus of $85,000, which was paid in January 2002. In February 2002, Mr. Rowley was granted options to purchase 245,000 shares of Onvia’s common stock, with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Rowley is employed by Onvia. Upon termination of employment by Onvia without cause or by Mr. Rowley for good reason, Mr. Rowley will receive 6 months base salary, benefits, and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 25% of the then unvested options granted to Mr. Rowley prior to February 2002 shall vest and the remaining unvested options shall vest and become exercisable upon termination of employment by Onvia without cause or by Mr. Rowley for good reason within 12 months of a change in control transaction. Mr. Rowley’s options granted in February 2002 shall not be accelerated in the event of a change in control transaction for 1 year from the date of grant, after which time such options shall be accelerated in the event of a change in control transaction as described above for options granted prior to February 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows how much common stock is owned by the directors, the Named Executive Officers identified on page 70, all officers and directors as a group, and owners of more than 5% of our outstanding common stock, as of March 15, 2002. Percentages are based on 77,801,098 shares of common stock outstanding as of March 15, 2002, together with applicable options.

Name and Address	Beneficial Ownership (Number of Shares)	Percent of Class
Entities affiliated with Mohr, Davidow Ventures(1)	14,578,144	18.74%
2775 Sand Hill Road, Suite 240 Menlo Park, California 94025

Internet Capital Group, Inc.(2)	17,214,810	22.13%
44 Montgomery Street, Suite 3705 San Francisco, California 94014

GE Capital Equity Investments(3)	4,319,000	5.55%
c/o Capital Equity Investments, Inc. 120 Long Ridge Road Stamford, Connecticut 06927

Nancy J. Schoendorf(1)(4)	14,548,144	18.70%
c/o Mohr, Davidow Ventures 2775 Sand Hill Road, Suite 240 Menlo Park, California 94025

Kenneth A. Fox(2)(5)	17,214,810	22.13%
c/o Internet Capital Group, Inc. 44 Montgomery Street, Suite 3705 San Francisco, California 94014

Steven D. Smith(3)(6)	4,319,000	5.55%
c/o Capital Equity Investments, Inc. 120 Long Ridge Road Stamford, Connecticut 06927

Michael D. Pickett(7)	2,390,628	3.07%

William W. Ericson(8)	14,756,102	18.97%
c/o Mohr, Davidow Ventures 2775 Sand Hill Road, Suite 240 Menlo Park, California 94025

Jeffrey C. Ballowe(9)	162,500	*
85 Estrada Calabasa Santa Fe, New Mexico 87501

Clayton W. Lewis(10)	262,381	*

Irvine N. Alpert(11)	37,041	*

Matthew S. Rowley(12)	66,126	*

Edward S. Jordan(13)	150,120	*

Kristen M. McLaughlin(14)	670,717	*

Name and Address	Beneficial Ownership (Number of Shares)	Percent of Class

Robert D. Ayer(15)	5,265,000	6.77%

Glenn S. Ballman (16)	8,777,849	11.28%

Clark C. Westmoreland(17)	0	*

All directors and officers as a group (9 persons)(18)	54,102,274	69.54%

*	Less than 1%

(1)
Consists of 9,481,910 shares held by Mohr, Davidow Ventures V, L.P., 4,322,540 shares held by Mohr, Davidow Ventures V-L, L.P. and 713,694 shares held by Mohr, Davidow Ventures V, L.P. as nominee for Mohr, Davidow Ventures Entrepreneurs’ Network Fund II (A), L.P. and Mohr Davidow Ventures Entrepreneurs’ Network Fund II (B), L.P. Also includes 30,000 shares subject to options exercisable by Ms. Schoendorf and 30,000 shares subject to options exercisable by Mr. Ericson within 60 days of March 15, 2002. Ms. Schoendorf is a director of Onvia and a member of Fifth MDV Partners, L.L.C., the General Partner of Mohr, Davidow Ventures V, L.P. and Mohr, Davidow Ventures V, L.P. as nominee for MDV Entrepreneurs Network Fund II(A), L.P. and MDV Entrepreneurs Network Fund II(B), L.P. Ms. Schoendorf is a member of Fifth-L MDV Partners, L.L.C., the General Partner of Mohr, Davidow Ventures V-L, L.P. Ms. Schoendorf disclaims beneficial ownership of all such shares except to the extent of her pecuniary interest in them. Mr. Ericson is a director of Onvia and a member of Mohr Davidow Ventures. Mr. Ericson disclaims beneficial ownership of the shares held by the entities affiliated with Mohr, Davidow Ventures except to the extent of his pecuniary interest in them.

(2)
Includes 30,000 shares subject to options exercisable by Mr. Fox within 60 days of March 15, 2002. Shares held directly by Thornbury Insurance Co., a wholly owned subsidiary of Internet Capital Group, Inc. Mr. Fox is a director of Onvia and managing director of Internet Capital Group, Inc. Mr. Fox disclaims beneficial ownership of those shares except to the extent of his pecuniary interest in them.

(3)
Includes 30,000 shares subject to options exercisable by Mr. Smith within 60 days of March 15, 2002. Mr. Smith is a Managing Director of GE Equity, a subsidiary of GE Capital. Mr. Smith disclaims beneficial ownership of those shares except to the extent of his pecuniary interest in them.

(4)	Includes 30,000 shares issuable upon exercise of options granted under the 2000 Directors’ Stock Option Plan, which will be vested within 60 days of March 15, 2002.

(5)	Includes 30,000 shares issuable upon exercise of options granted under the 2000 Directors’ Stock Option Plan, which will be vested within 60 days of March 15, 2002.

(6)	Includes 30,000 shares issuable upon exercise of options granted under the 2000 Directors’ Stock Option Plan, which will be vested within 60 days of March 15, 2002.

(7)	Includes 1,325,538 shares issuable upon exercise of options granted under the 1999 Plan and 20,000 under the 2000 Directors’ Stock Option Plan, which will be vested within 60 days of March 15, 2002.

(8)
Consists of 207,958 shares held by Mr. Ericson and 14,518,144 shares held by entities affiliated with Mohr, Davidow Ventures. Also, includes 30,000 shares issuable upon exercise of options granted under the 2000 Directors’ Stock Option Plan, which will be vested within 60 days of March 15, 2002. Mr. Ericson is a director of Onvia and a member of Mohr Davidow Ventures. Mr. Ericson disclaims beneficial ownership of the shares held by the entities affiliated with Mohr, Davidow Ventures except to the extent of his pecuniary interest in them.

(9)
Includes 30,000 shares issuable upon exercise of options granted under the 2000 Directors’ Stock Option Plan, which will be vested within 60 days of March 15, 2002. Also includes 12,500 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 15, 2002.

(10)	Includes 127,081 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 15, 2002.

(11)	Includes 37,041 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 15, 2002.

(12)	Includes 62,126 shares issuable upon exercise of option granted under the 1999 Plan, which will be vested within 60 days of March 15, 2002.

(13)	Mr. Jordan left Onvia on February 4, 2002.

(14)	Ms. McLaughlin left Onvia on July 18, 2001.

(15)	Consists of 5,050,000 shares held by Mr. Ayer and 215,000 shares held by his spouse Wendy Ayer. Mr. Ayer left Onvia on August 1, 2001.

(16)	Mr. Ballman left Onvia on April 3, 2001.

(17)	Mr. Westmoreland left Onvia on December 17, 2001.

(18)	Includes 1,734,286 shares of common stock subject to options exercisable within 60 days of March 15, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Officers

Between October 1999 and March 2000, Onvia issued loans to the following executive officers in the amounts set forth opposite each of the executives’ names. Each of these notes is secured by shares of Onvia’s common stock.

Stockholder	Annual Interest Rate	Amount of Promissory Note	Amount of Promissory Note Plus Interest as of March 15, 2002	Date Issued	Due Date
Kristen M. McLaughlin	6%	$350,000	$379,507	April 10, 2000	*
Glenn S. Ballman	6%	350,000	295,085	October 8, 1999	July 31, 2002
Mark T. Calvert	6%	150,000	60,919	April 10, 2000	March 31, 2002

*
This note is due on the earlier of the following: (1) five years after issuance; (2) after a public offering of Onvia’s common stock in which the officer is a selling stockholder; and (3) the expiration of any lock-up period imposed by contract or securities laws following an acquisition of Onvia.

Other Related Party Transactions

In 2001, Onvia purchased 879,717 shares of Onvia’s common stock from Glenn S. Ballman, Onvia’s former Chief Executive Officer and Chairman, for $1.03 per share, as required by Mr. Ballman’s separation letter agreement with Onvia. The purchase price per share equals the last recorded trade on the NASDAQ Stock Market on the date of purchase. Onvia applied $800,000 of the net proceeds after taxes against the balance of principal and any interest due under a promissory note between Mr. Ballman and Comerica Bank (f.k.a. Imperial Bank). The remaining $106,000 was applied against the balance of principal and any interest under a promissory note between Mr. Ballman and Onvia. As of March 15, 2002, Mr. Ballman held 8,777,849 shares of Onvia’s common stock.

In July 2001, Onvia entered into a separation agreement with Robert E. Gilmore, III. Pursuant to the terms of the separation agreement, Mr. Gilmore received $119,167, an amount equivalent to thirteen months of his base salary. As of March 15, 2002, Mr. Gilmore held no shares of Onvia’s common stock.

In July 2001, Onvia entered into a separation agreement with Kristin M. McLaughlin. Pursuant to the terms of the separation agreement, Ms. McLaughlin received $100,000, an amount equivalent to six months of her base salary. In addition, on Ms. McLaughlin’s termination date, Onvia released 385,000 shares of common stock from its repurchase options as part of Ms. McLaughlin’s severance under the separation agreement and repurchased

254,167 shares of common stock for an aggregate purchase price of $6,442.71. From May 2001 to January 2002, Onvia purchased 2,085,834 shares of common stock held by Ms. McLaughlin at their fair market value of $1,486,039. Pursuant to the terms of the retention bonus agreement between Ms. McLaughlin and Onvia, Onvia has a right of first refusal with respect to all shares of common stock held by Ms. McLaughlin until July 2003. As of March 15, 2002, Ms. McLaughlin held 670,717 shares of Onvia’s common stock.

In July 2001, Onvia entered into a separation agreement with Ozzie F. Ramos. Pursuant to the terms of the separation agreement, Mr. Ramos received $154,167, an amount equivalent to ten months of his base salary. On the date of his separation, Mr. Ramos held 136,454 shares of Onvia’s common stock.

In July 2001, Onvia entered into a separation agreement with William K. North. Pursuant to the terms of the separation agreement, Mr. North received $125,000, an amount equivalent to ten months of his base salary. On the date of his separation, Mr. North held 274,303 shares of Onvia’s common stock.

In August 2001, Onvia entered into a separation agreement with Robert D. Ayer. Pursuant to the terms of the separation agreement, Mr. Ayer received $70,000, an amount equivalent to six months of his base salary. From September 2001 to October 2001, Onvia purchased 400,000 shares of common stock held by Mr. Ayer for an aggregate purchase price of $203,000. As of March 15, 2002, Mr. Ayer held 5,050,000 shares of Onvia’s common stock.

In December 2001, Onvia entered into a separation agreement with Clark C. Westmoreland. Pursuant to the terms of the separation agreement, Mr. Westmoreland received $133,333, an amount equivalent to eight months of his base salary. Mr. Westmoreland also received a bonus of $100,000 pursuant to his employment agreement with Onvia. In addition, on Mr. Westmoreland’s termination date, Onvia accelerated vesting of 103,127 options held by Mr. Westmoreland. As of March 15, 2002, Mr. Westmoreland held no shares of Onvia’s common stock.

In December 2001, Onvia entered into a separation agreement with Donald F. Bowler. Pursuant to the terms of the separation agreement, Mr. Bowler received $82,500, an amount equivalent to six months of his base salary. Mr. Bowler also received a bonus of $82,500 pursuant to his employment agreement with Onvia. In addition, on Mr. Bowler’s termination date, Onvia accelerated vesting of 17,500 options held by Mr. Bowler. As of March 15, 2002, Mr. Bowler held no shares of Onvia’s common stock.

In December 2001, Onvia entered into a separation agreement with Theresa S. Treat. Pursuant to the terms of her separation agreement, Ms. Treat received $75,000, an amount equivalent to six months of her base salary. Ms. Treat also received a bonus of $75,000 pursuant to her employment agreement with Onvia. In addition, on Ms. Treat’s termination date, Onvia accelerated vesting of 18,750 options held by Ms. Treat. As of March 15, 2002, Ms. Treat held no shares of Onvia’s common stock.

In December 2001, Glenn S. Ballman, Onvia’s former Chief Executive Officer and Chairman, signed an agreement, which extended the maturity date of his promissory note with Comerica Bank (f.k.a. Imperial Bank) to July 31, 2002. Onvia assigned and granted to Comerica Bank a security interest in a $3,200,000 certificate of deposit to guarantee Mr. Ballman’s promissory note. Onvia secured its guarantee with 6,000,000 shares of common stock held by Mr. Ballman. Onvia has a right of first refusal with respect to all shares of common stock held by Mr. Ballman until all amounts due under the promissory note with Comerica Bank are paid. In addition, Mr. Ballman has the right to put to Onvia, at fair market value, only that number of common stock necessary to pay any amounts due under the promissory note with Comerica Bank. Up to 100% of the net proceeds after taxes of all such sales shall be paid to Onvia to apply against Mr. Ballman’s loans with Comerica Bank and Onvia. Upon repayment of Mr. Ballman’s promissory note to Comerica, the $3,200,000 certificate of deposit will be returned to Onvia.

In February 2002, Onvia entered into a separation agreement with Edward S. Jordan. Pursuant to the terms of the employment agreement, Mr. Jordan received $75,000, an amount equivalent to six months of his base salary. Mr. Jordan also received an incentive bonus of $12,946.43 and a bonus of $75,000 pursuant to this employment agreement with Onvia. In addition, on Mr. Jordan’s termination date, Onvia accelerated vesting of 6,591 options held by Mr. Jordan. As of March 15, 2002, Mr. Jordan held 150,120 shares of Onvia’s common stock.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules:

1.    Index to Consolidated Financial Statements

2. Index to Financial Statement Schedules	81

Schedule II—Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b)  Reports on Form 8-K

None.

(c)  Exhibits

Number	Description

3.1(1)	Certificate of Incorporation of Onvia.

3.2(1)	Bylaws of Onvia.

4.1(1)	Form of Onvia’s common stock certificate.

10.1(2)	Form of Convertible Promissory Note to be issued by DemandStar to Onvia.

10.2	Employment Agreement with Michael D. Pickett dated March 7, 2001, as amended on October 17, 2001, as further amended on February 22, 2002.

10.3	Employment Agreement with Clayton W. Lewis dated September 24, 2001, as amended on February 22, 2002.

10.4	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001.

10.5	Employment Agreement with Matthew S. Rowley dated September 24, 2001.

23.1	Consent of Deloitte & Touche LLP.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 dated January 31, 2001, as amended (File No. 52448).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 29, 2002.

ONVIA.COM, INC.

By:	/S/ MICHAEL D. PICKETT
Michael D. Pickett Chairman and Chief Executive Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL D. PICKETT Michael D. Pickett	Chairman and Chief Executive Officer (Principal Financial Officer)	March 29, 2002

/S/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 29, 2002

/S/ WILLIAM W. ERICSON William W. Ericson	Director	March 29, 2002

/S/ KENNETH A. FOX Kenneth A. Fox	Director	March 29, 2002

/S/ NANCY J. SCHOENDORF Nancy J. Schoendorf	Director	March 29, 2002

/S/ STEVEN D. SMITH Steven D. Smith	Director	March 29, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ONVIA.COM, INC.
December 31, 2001

Column A	Column B	Column C	Column D	Column E
Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balances at End of Period
Allowance for doubtful accounts
Year Ended December 31, 1999	$—	$6,995	$—	$6,995
Year Ended December 31, 2000	6,995	294,713	101,500	200,208
Year Ended December 31, 2001	200,208	203,047	332,763	70,492

(1)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Number	Description

3.1(1)	Certificate of Incorporation of Onvia.

3.2(1)	Bylaws of Onvia.

4.1(1)	Form of Onvia’s common stock certificate.

10.1(2)	Form of Convertible Promissory Note to be issued by DemandStar to Onvia.

10.2	Employment Agreement with Michael D. Pickett dated March 7, 2001, as amended on October 17, 2001, as further amended on February 22, 2002.

10.3	Employment Agreement with Clayton W. Lewis dated September 24, 2001, as amended on February 22, 2002.

10.4	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001.

10.5	Employment Agreement with Matthew S. Rowley dated September 24, 2001.

23.1	Consent of Deloitte & Touche LLP.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 dated January 31, 2001, as amended (File No. 52448).