Form 10-Q
period 2002-03-31
ONVIA COM INC
filed 2002-05-14
CIK 1100917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 000-29609

ONVIA.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1859172 (I.R.S. Employer Identification No.)

1260 Mercer Street
Seattle, Washington 98109
(Address of principal executive office, including zip code)

(Registrant’s telephone number, including area code): (206) 282-5170

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Common stock, par value $.0001 per share: 76,587,717 shares outstanding as of April 30, 2002.

ONVIA.COM, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$74,072	$81,990
Accounts receivable, net	479	274
Prepaid expenses and other current assets	6,510	4,737

Total current assets	81,061	87,001
Property and equipment, net	6,191	7,236
Other assets, net	4,018	4,674
Goodwill, net		16,468

Total assets	$91,270	$115,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845	$1,412
Accrued expenses	1,982	2,810
Accrued restructuring	4,137	5,676
Unearned revenue	2,651	2,413
Current portion of long-term debt	1,112	2,034

Total current liabilities	10,727	14,345
Long-term debt, less current portion	950	950
Long-term accrued restructuring	2,299	3,065

Total liabilities	13,976	18,360

Stockholders’ equity:
Common stock and additional paid in capital	389,303	389,303
Treasury stock	(11,353)	(11,100)
Unearned stock compensation	(1,337)	(1,793)
Accumulated deficit	(299,319)	(279,391)

Total stockholders’ equity	77,294	97,019

Total liabilities and stockholders’ equity	$91,270	$115,379

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Government network	$1,567	$282
Business exchange and other		3,122
Product		8,448

Total revenue	1,567	11,852
Cost of revenue
Government network	375	11
Business exchange and other		387
Product		9,555

Total cost of revenue	375	9,953
Gross margin	1,192	1,899
Operating expenses:
Sales and marketing (including noncash stock-based compensation of $210 and $655 in 2002 and 2001)	2,222	8,944
Technology and development (including noncash stock-based compensation of $179 and $555 in 2002 and 2001)	1,587	5,287
General and administrative (including noncash stock-based compensation of $67 and $213 in 2002 and 2001)	1,248	2,656
Amortization of goodwill		3,732
Restructuring charge (including reversal of noncash stock-based compensation of $0 and $221 in 2002 and 2001)		24,240
Firstsource charge		2,853

Total operating expenses	5,057	47,712

Loss from operations	(3,865)	(45,813)
Other income, net	405	1,838

Net loss before cumulative effect of change in accounting principle	(3,460)	(43,975)
Cumulative effect of change in accounting principle	(16,468)

Net loss	$(19,928)	$(43,975)

Basic and diluted net loss per common share
Net loss before cumulative effect of change in accounting principle	$(0.05)	$(0.52)
Cumulative effect of change in accounting principle	(0.21)

Basic and diluted net loss per common share	$(0.26)	$(0.52)

Basic and diluted weighted average shares outstanding	77,419	84,603

Comprehensive loss:
Net loss	$(19,928)	$(43,975)
Unrealized loss on available for sale securities		(2,100)
Foreign currency translation loss		(140)

Total	$(19,928)	$(46,215)

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,928)	$(43,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	16,468
Depreciation and amortization	1,108	2,383
Impairment of assets		7,264
Impairment of goodwill		14,130
Loss on sale of property and equipment		423
Amortization of goodwill		3,732
Firstsource charge		2,853
Noncash stock-based compensation	456	1,202
Amortization of debt discount	9	98
Change in certain assets and liabilities, net of effects from purchase transactions:
Accounts receivable	(205)	3,859
Inventory		4,087
Prepaid expenses and other current assets	(1,773)	(668)
Other assets	656	(426)
Accounts payable	(567)	(18,909)
Accrued expenses and restructuring	(3,133)	(5,747)
Unearned revenue	239	(2,786)

Net cash used in operating activities	(6,670)	(32,480)

Cash flows from investing activities:
Additions to property and equipment	(3)	(986)
Sales and maturities of short-term investments		39,907
Additions to internally developed software	(91)	(297)
Issuance of notes receivable		(4,000)
Repayments of employee receivables	31	224
Cash acquired in purchase transactions		1,194

Net cash (used in) provided by investing activities	(63)	36,042

Cash flows from financing activities:
Repayments on long-term debt	(932)	(1,048)
Proceeds from exercise of stock options and warrants	1	16
Repurchase of common stock	(254)	(1,453)

Net cash used in financing activities	(1,185)	(2,485)
Effect of exchange rate changes on cash		374

Net increase (decrease) in cash and cash equivalents	(7,918)	1,451
Cash and cash equivalents, beginning of period	81,990	109,341

Cash and cash equivalents, end of period	$74,072	$110,792

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia.com, Inc. and its wholly owned subsidiaries, collectively referred to as “Onvia”. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in Onvia’s Annual Report on Form 10-K (“Annual Report”).

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.    Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by Onvia. For the three months ended March 31, 2002 and 2001, stock options, warrants and nonvested common stock totaling 8,512,235 and 14,726,105 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

3.    Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment. Onvia adopted SFAS No. 142 on January 1, 2002. As required under the standard, Onvia continues to amortize intangible assets with finite lives and has ceased the amortization prospectively on goodwill upon adoption of the standard.

Onvia has completed its initial impairment assessment of the goodwill by comparing the fair value of Onvia, which operates in a single segment, to its carrying value. Fair value was determined using the market capitalization of Onvia at January 1, 2002. This impairment test is required to be performed upon adoption of SFAS No. 142 and at least annually thereafter. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle. Impairment adjustments recognized after adoption, if any, generally are recognized as operating expenses.

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted as of January 1, 2001:

Three months ended March 31, 2001 (in thousands, except per share data):
Reported net loss	$(43,975)
Amortization of goodwill	3,732

Adjusted net loss	$(40,243)

Reported basic and diluted net loss per share	$(0.52)
Amortization of goodwill	0.04

Adjusted basic and diluted net loss per share	$(0.48)

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4.    Cash Distribution

In March, 2002, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million, to return excess operating capital to Onvia’s stockholders. The distribution occurred on May 3, 2002.

5.    Corporate Restructuring

In 2001, as part of its overall strategic initiative to reduce costs and focus on its business-to-government network, Onvia licensed its Canadian operations, closed its web hosting business, shutdown its business-to-business exchange and eliminated its outside sales force. As a result of these initiatives, Onvia recorded restructuring charges totaling approximately $49.3 million during 2001, of which approximately $24.3 million was recorded during the three months ended March 31, 2001.

The following table reconciles the accruals included in the restructuring charge established for real estate and other exit costs and employee separation costs through March 31, 2002 (in thousands):

	Accruals at December 31, 2001	Amounts Paid	Accruals at March 31, 2002
Real estate and other exit costs	$6,912	$(850)	$6,062
Employee separation costs	1,828	(1,454)	374

	$8,740	$(2,304)	$6,436

The real estate and other exit costs, consisting principally of abandoned leased office space in Seattle, are estimated to be paid out through December 31, 2003. Employee separation costs will be paid out in 2002.

6.    Stock Repurchase

In January 2002, at Onvia’s discretion, Onvia repurchased a total of 437,998 shares from its former Chief Strategy Officer at the fair market value of the common stock on the transaction date for a total of $254,039.

7.    Segment Information

Prior to the disposal of its Canadian operations in March 2001, Onvia evaluated its business based on the geography of its two operations, the United States and Canada. Subsequent to March 31, 2001, Onvia had one operating segment, its business-to-government network within its United States operations. For the three months ended March 31, 2001, net revenue and net loss from Onvia’s Canadian operations were approximately $718,000 and $2.4 million, respectively.

8.    New Accounting Pronouncements

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

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes accounting standards for all long-lived assets to be disposed of including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The effect of adopting the provisions of SFAS No. 144 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

9.    Commitments and Contingencies

From time to time Onvia is subject to various legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of these proceedings with certainty, Onvia does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

10.    Reclassifications

Certain reclassifications of prior quarter balances have been made to conform to the current quarter presentation.

11.    Subsequent Events

In April 2002, Onvia paid $1.3 million to the lender of its note assumed in the March 2001 acquisition of DemandStar.com, Inc., representing payment in full for the outstanding principal balance. Interest in the amount of approximately $288,000 was waived by the lender in consideration for prepayment of the note.

In April 2002, Onvia repurchased 1,403,226 shares from its former Chief Executive Officer at their fair market value of approximately $870,000. Of the total, $800,000 satisfied the second principal payment on the $3.2 million outstanding promissory note issued to the former executive by a third party lender for which Onvia was a guarantor. The remaining $70,000 related to the repayment of principal on the promissory note issued to Onvia by the former executive.

In May 2002, in connection with the cash distribution, Onvia received approximately $2.9 million from its former Chief Executive Officer. Of the proceeds from the cash distribution, $2.4 million satisfied the final three principal payments on the outstanding promissory note issued to the former executive by a third party lender for which Onvia was a guarantor. Approximately $226,000 satisfied the complete repayment of principal and interest related to the promissory note issued to Onvia by the former executive. Approximately $120,000 satisfied the accrued interest on the promissory note issued by the third party lender and other miscellaneous expenses. The remaining balance of approximately $129,000 was returned to the former executive.

As a result of the two transactions in April and May 2002 between Onvia and its former Chief Executive Officer, the restriction on the $3.2 million guarantee recorded in other assets was released and the cash was made available for use by Onvia.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Onvia’s disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about Onvia’s plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Onvia’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Liquidity and Capital Resources” and “Risk Factors” below. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

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

In total, Onvia currently has over 25,700 subscribing business suppliers that receive over 200,000 bids per year from government agencies on its network.

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

Recent Developments

In March 2002, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million, to return excess capital to Onvia’s stockholders. The distribution occurred on May 3, 2002.

Significant Accounting Policies and Management Estimates

Goodwill

Commencing January 1, 2002, Onvia adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As a result of adopting this Statement, Onvia incurred an impairment charge of $16.5 million to write-down all of its existing goodwill, which was presented after net loss from operations as the cumulative effect of adopting the new Statement.

Contractual Obligations

Future required payments under contracts as of March 31, 2002 are as follows for the years ending:

	Operating Leases	Debt	Total
2002	$1,930,810	$1,111,795	$3,042,605
2003	2,831,254	450,000	3,281,254
2004	2,767,164	500,000	3,267,164
2005	2,615,085		2,615,085
2006	2,399,400		2,399,400
Thereafter	7,354,000		7,354,000

	$19,897,713	$2,061,795	$21,959,508

In April 2002, Onvia paid $1.3 million to the lender of its note assumed in the March 2001 acquisition of DemandStar.com, Inc., representing payment in full for the outstanding principal balance. Interest in the amount of approximately $288,000 was waived by the lender in consideration for prepayment of the note.

Onvia also guaranteed, until May 2002, an outstanding $3.2 million promissory note issued to its former Chief Executive Officer by a third party lender. The principal was paid in full by the executive on May 3, 2002.

In April 2002, Onvia repurchased 1,403,226 shares from its former Chief Executive Officer at their fair market value of approximately $870,000. Of the total, $800,000 satisfied the second principal payment on the outstanding promissory note issued to the former executive by a third party lender for which Onvia was a guarantor. The remaining $70,000 related to the repayment of principal on the promissory note issued to Onvia by the former executive.

In May 2002, in connection with the cash distribution discussed under “Recent Developments,” Onvia received approximately $2.9 million from its former Chief Executive Officer. Of the proceeds from the cash distribution, $2.4 million satisfied the final three principal payments on the outstanding promissory note issued to the former executive by a third party lender for which Onvia was a guarantor. Approximately $226,000 satisfied the complete repayment of principal and interest related to the promissory note issued to Onvia by the former executive. Approximately $120,000 satisfied the accrued interest on the promissory note issued by the third party lender and other miscellaneous expenses. The remaining balance of approximately $129,000 was returned to the former executive.

As a result of the two transactions in April and May 2002 between Onvia and its former Chief Executive Officer, the restriction on the $3.2 million guarantee recorded in other current assets was released and the cash was made available for use by Onvia.

Quarters ended March 31, 2002 and 2001

Pro forma net loss, which excludes noncash stock-based compensation expense, the cumulative effect of the change in accounting principle, amortization of goodwill, the restructuring charge, the firstsource charge and interest income, net was $3.4 million, or a loss of $0.04 per share, for the quarter ended March 31, 2002 compared to $13.6 million, or a loss of $0.16 per share, for the quarter ended March 31, 2001. Onvia had a net loss of $19.9 million for the quarter ended March 31, 2002, or a loss of $0.26 per share, compared with a loss of $44.0 million, or a loss of $0.52 per share, for the quarter ended March 31, 2001.

Revenue.    Revenue decreased to $1.6 million for the quarter ended March 31, 2002 from $11.9 million for the quarter ended March 31, 2001. Government network revenue increased to $1.6 million for the quarter ended March 31, 2002 from $282,000 for the quarter ended March 31, 2001, primarily due to the introduction and growth of Onvia’s business-to-government network. Product revenues were $0 and $8.5 million in the quarters ended March 31, 2002 and 2001, respectively, while business exchange revenues were $0 and $3.1 million for the same periods. With the closure of its business-to-business exchange in 2001, Onvia no longer generates product or business exchange revenue. Future revenues will consist primarily of subscription fees from Onvia’s business-to-government network.

Gross Margin.    Overall gross margin improved to a positive 76.1% for the quarter ended March 31, 2002 from positive 16.0% for the quarter ended March 31, 2001. The improvement in gross margin is attributable to the closure of Onvia’s product sales operations in 2001.

Sales and Marketing.    Sales and marketing expenses were $2.2 million for the quarter ended March 31, 2002, compared to $8.9 million for the quarter ended March 31, 2001. The decrease in sales and marketing expenses was primarily due to a decrease in advertising expenditures and reductions in headcount due to the closure of Onvia’s business-to-business website and product sales organization and the elimination of its outsides sales force.

Technology and Development.    Technology and development expenses were $1.6 million for the quarter ended March 31, 2002, compared to $5.3 million for the quarter ended March 31, 2001. The decrease in technology and development expenses was primarily due to reductions in headcount resulting from the closure of Onvia’s business-to-business website and product sales organization.

General and Administrative.    General and administrative expenses were $1.2 million for the quarter ended March 31, 2002, compared to $2.7 million for the quarter ended March 31, 2001. The decrease in general and administrative expenses was primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal and professional fees.

Restructuring Charge.    Onvia recorded a restructuring charge of approximately $24.3 million in the quarter ended March 31, 2001. This charge consisted primarily of the write off of goodwill due to the closure of Onvia’s hosting operations, and the write off of property and equipment and internally developed software and employee severance costs relating to Onvia’s hosting and Canadian operations. Costs relating to this event will be paid through June 30, 2002.

Firstsource Charge.    As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for Onvia’s web site through April 2001, Onvia recorded a charge of approximately $2.8 million in the period ended March 31, 2001, which consisted primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

Other Income, Net.    Other income, net, was approximately $405,000 for the quarter ended March 31, 2002, compared to approximately $1.8 million for the quarter ended March 31, 2001. The decrease was due to lower prevailing interest rates and Onvia’s lower cash balance held in interest bearing accounts during the three months ended March 31, 2002.

Noncash Stock-based Compensation.    Onvia records unearned stock compensation in connection with the grant, or absorption of options in a purchase business combination, of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of its common stock and the exercise price of the options. For non-employee options, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At March 31, 2002, unearned stock compensation was $1.3 million. Onvia has recorded $456,000 of net noncash stock-based compensation expense for the three months ended March 31, 2002, compared to $1.2 million for the three months ended March 31, 2001. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill.    Amortization of goodwill was $3.7 million for the three months ended March 31, 2001. Onvia acquired Zanova Inc., Globe-1 Incorporated, and Hardware.com, Inc. in the third quarter of 2000, DemandStar.com, Inc. in the first quarter of 2001 and ProjectGuides, Inc. in the second quarter of 2001. Onvia accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia initially recorded goodwill of $65.6 million, which was amortized on a straight-line basis over three years from the date of the respective acquisition. In conjunction with its decision to close its hosting operations in March 2001, Onvia wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. In conjunction with the elimination of its outside sales force and the discontinuation of the technology acquired in the Globe-1 acquisition in December 2001, Onvia wrote off goodwill with a net book value of approximately $12.1 million. In January, 2002, Onvia adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As a result of adopting this Statement, Onvia incurred an impairment charge of $16.5 million to write-down all of its existing goodwill, which was presented after net loss from operations as the cumulative effect of adopting the new Statement.

Provision for Income Taxes.    Onvia has incurred net operating losses from March 25, 1997 (inception) through March 31, 2002, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Onvia’s combined cash and cash equivalents were $74.1 million at March 31, 2002. Onvia has no derivative financial instruments. At March 31, 2002, Onvia’s working capital was $70.3 million.

Operating Activities

Net cash used in operating activities was $6.7 million for the quarter ended March 31, 2002, compared to $32.5 million for the quarter ended March 31, 2001. The decrease in net cash used in operating activities in 2002 was primarily attributable to a decrease in net loss as a result of lower operating expenses and to the net noncash charges and changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $63,000 for the quarter ended March 31, 2002, compared to net cash provided by investing activities of $36.0 million for the quarter ended March 31, 2001. The decrease in 2002 was primarily attributable to decreases in sales of short-term investments offset by the decrease in the issuance of notes receivable.

Financing Activities

Net cash used in financing activities was $1.2 million for the quarter ended March 31, 2002, compared to $2.5 million for the quarter ended March 31, 2001. The decrease in 2002 was primarily attributable to a decrease in the repurchase of common stock.

Onvia’s future liquidity and capital requirements will depend on numerous factors. For example, Onvia’s pace of expansion will affect its future capital requirements, as will Onvia’s decision to acquire or invest in complementary businesses and technologies. Further, Onvia’s ability to sublease or dispose of its idle office space will affect its future liquidity as exit costs to eliminate its idle office space lease obligations could exceed $7.0 million in cash. However, Onvia believes that the existing cash and cash equivalents will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms. Based upon its current operations, Onvia’s management projects that it will become cash flow positive during the fourth quarter of 2002, contingent upon resolving its idle office space lease obligations.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes accounting standards for all long-lived assets to be disposed of including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The effect of adopting the provisions of SFAS No. 144 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

RISK FACTORS

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating Onvia and its business because such factors may have a significant impact on Onvia’s business, results of operations and financial condition. As a result of the risk factors set forth below and elsewhere in this Report, and the risks discussed in Onvia’s other Securities and Exchange Commission filings, actual results could differ materially from historical results or those projected in any forward-looking statements.

Onvia may be unable to maintain its listing on NASDAQ, which could cause Onvia’s stock price to fall and decrease the liquidity of Onvia’s common stock

Onvia’s common stock currently is quoted on the NASDAQ National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Onvia’s common stock have a minimum bid price of $1.00 per share. On September 27, 2001, Onvia received a letter from the NASDAQ National Market suspending all delisting activities until January 2, 2002. NASDAQ advised Onvia that it would begin enforcing compliance with its minimum bid price requirement, effective January 2, 2002. On February 14, 2002, Onvia received an initial warning letter from NASDAQ stating that the price of Onvia’s common stock had closed below the minimum $1.00 per share listing requirement for 30 consecutive trading days and that the 90-calendar day grace period had begun. At the end of the 90-calendar day grace period, NASDAQ will send an official delisting notice, at which time Onvia may file an appeal.

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

Onvia has repurchased shares of its common stock on the NASDAQ National Market; however, its stock price may decline and Onvia could see the value of this investment decrease

Through March 2002, Onvia’s Board of Directors had authorized the repurchase of up to $15 million shares of its common stock on the open market and as of March 31, 2002, Onvia had repurchased $8.5 million under this program. However, Onvia’s stock price is volatile, and Onvia could see the value of this investment in its own stock decline, which could adversely impact its financial position. There can be no assurance that Onvia will continue to repurchase shares in the future.

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

Onvia’s operations may be adversely affected by earthquakes or extended power outages

Onvia’s corporate headquarters are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. Onvia does not know the ultimate impact on its operations of being located near major earthquake faults, but an earthquake could harm its operating results. In addition, the Pacific Northwest may experience power shortages or outages. Power shortages or outages could cause disruptions to Onvia’s operations, which in turn may result in a material decrease in its revenues and earnings and harm its business. Onvia’s insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

Any settlement or claim awarded against Onvia as a result of the securities class action suits filed against Onvia could negatively impact its operating results

In the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits have been filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaint charges defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On or around April 19, 2002, a consolidated complaint was filed and a lead plaintiff was appointed. Onvia intends to defend itself vigorously against these charges.

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

Onvia’s cash distribution to its stockholders may negatively impact Onvia’s stock price and future operations

Onvia’s business has not yet generated retained earnings from which to pay dividends. However, in March, 2002, Onvia’s Board of Directors approved a cash distribution of $0.39 per share, or approximately $31 million. The cash distribution and investors’ reaction to the payment of the distribution may cause the price of Onvia’s common stock to decline, which would further negatively impact on Onvia’s ability to remain listed with the NASDAQ National Market. In addition, the cash distribution may not leave Onvia with adequate cash to pursue unidentified future merger and acquisition activities, to meet its lease obligations over the entire term of its lease if Onvia does not reduce or eliminate this obligation, or to achieve its profitability goals.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates, foreign currencies and equity prices.

Interest Rate Risk

Onvia’s investment portfolio, if any, typically consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of March 31, 2002, Onvia considers the reported amounts of these investments to be reasonable approximations of their fair values. Onvia manages its interest rate risk by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On or around April 19, 2002, a consolidated complaint was filed and a lead plaintiff was appointed. Onvia intends to defend itself vigorously against these charges.

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

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

None.

(b)  Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended March 31, 2002:

On March 25, 2002, Onvia filed a Form 8-K announcing the declaration of a cash distribution to its stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/s/ MICHAEL D. PICKETT Michael D. Pickett Chairman and Chief Executive Officer (Principal Financial Officer)

Date:    May 14, 2002