Form 10-Q
period 2002-06-30
ONVIA COM INC
filed 2002-08-14
CIK 1100917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Yes  ☒    No  ☐

Common stock, par value $.0001 per share: 7,665,744 shares outstanding as of July 31, 2002.

ONVIA.COM, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,756	$81,990
Accounts receivable, net	282	274
Prepaid expenses and other current assets	1,807	4,737

Total current assets	44,845	87,001
PROPERTY AND EQUIPMENT, NET	5,188	7,236
OTHER ASSETS, NET	3,976	4,674
GOODWILL, NET		16,468

TOTAL ASSETS	$54,009	$115,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$656	$942
Accrued expenses	1,763	3,280
Accrued restructuring	3,697	5,676
Unearned revenue	2,765	2,413
Current portion of long-term debt	273	2,034

Total current liabilities	9,154	14,345
LONG-TERM DEBT, less current portion		950
LONG-TERM ACCRUED RESTRUCTURING	1,479	3,065

Total liabilities	10,633	18,360

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,246	378,203
Unearned stock compensation	(961)	(1,793)
Accumulated deficit	(302,909)	(279,391)

Total stockholders’ equity	43,376	97,019

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,009	$115,379

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
	(000's, except per share data)		(000's, except per share data)
Revenue
Government network	$1,702	$670	$3,269	$952
Business exchange and other		1,456		4,578
Product				8,448

Total revenue	1,702	2,126	3,269	13,978
Cost of revenue
Government network	419	220	794	231
Business exchange and other		28		414
Product				9,555

Total cost of revenue	419	248	794	10,200
Gross margin	1,283	1,878	2,475	3,778

Operating expenses:
Sales and marketing (including noncash stock-based compensation of $173 and $384 in 2002 and $404 and $1,059 in 2001)	2,625	7,576	4,847	16,479
Technology and development (including noncash stock-based compensation of $147 and $326 in 2002 and $342 and $897 in 2001)	1,424	3,973	3,011	9,226
General and administrative (including noncash stock-based compensation of $55 and $122 in 2002 and $132 and $345 in 2001)	1,229	2,338	2,477	4,980
Amortization of goodwill		3,864		7,596
Restructuring charge (including reversal of noncash stock-based compensation of $0 and $221 in 2002 and 2001)				24,329
Firstsource charge				2,854

Total operating expenses	5,278	17,751	10,335	65,464

Loss from operations	(3,995)	(15,873)	(7,860)	(61,686)
Other income, net	405	1,334	810	3,172

Net loss before cumulative effect of change in accounting principle	(3,590)	(14,539)	(7,050)	(58,514)
Cumulative effect of change in accounting principle			(16,468)

Net loss	$(3,590)	$(14,539)	$(23,518)	$(58,514)

Basic and diluted net loss per common share
Net loss before cumulative effect of change in accounting principle	$(0.47)	$(1.70)	$(0.92)	$(6.88)
Cumulative effect of change in accounting principle	$—	$—	$(2.14)	$—

Basic and diluted net loss per common share	$(0.47)	$(1.70)	$(3.05)	$(6.88)

Basic and diluted weighted average shares outstanding	7,655	8,543	7,702	8,501

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(23,518)	(58,514)

Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	16,468
Depreciation and amortization	2,165	3,595
Impairment of assets		7,264
Impairment of goodwill		14,130
Loss on sale of property and equipment		460
Amortization of goodwill		7,596
Firstsource charge		2,854
Noncash stock-based compensation	832	2,080
Amortization of debt discount	10	173

Change in certain assets and liabilities, net of effects from purchase transactions:
Accounts receivable	(66)	5,005
Inventory		4,087
Prepaid expenses and other current assets	(838)	(296)
Other assets	696	(332)
Accounts payable	(286)	(21,800)
Accrued expenses and restructuring	(5,079)	(4,477)
Unearned revenue	352	(3,453)

Net cash used in operating activities	(9,264)	(41,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(10)	(1,233)
Sales and maturities of short-term investments		49,806
Change in restricted cash	3,200
Additions to internally developed software	(91)	(652)
Issuance of notes receivable		(4,000)
Repayments of employee receivables	610	224
Cash acquired in purchase transactions		397

Net cash provided by investing activities	3,709	44,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(2,722)	(2,101)
Proceeds from exercise of stock options and warrants	58	205
Cash distribution	(29,891)
Repurchase of common stock	(1,124)	(8,015)

Net cash used in financing activities	(33,679)	(9,911)
Effect of exchange rate changes on cash		284

Net decrease in cash and cash equivalents	(39,234)	(6,713)
Cash and cash equivalents, beginning of period	81,990	109,341

Cash and cash equivalents, end of period	$42,756	$102,628

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

2.    Common Stock Reverse Split

On July 11, 2002, Onvia’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock. All references in the consolidated financial statements and in the accompanying notes to the consolidated financial statements to common shares, share prices and per share amounts, including cash distribution per share, have been restated for the stock split.

3.    Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by Onvia. As of June 30, 2002 and 2001, stock options, warrants and nonvested common stock totaling 723,904 and 1,237,360 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

4.    Goodwill

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

Onvia completed its initial impairment assessment of the goodwill by comparing the fair value of Onvia, which operates in a single segment, to its carrying value. Fair value was determined using the market capitalization of Onvia at January 1, 2002. This impairment test is required to be performed upon adoption of SFAS No. 142 and at least annually thereafter. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle. Impairment adjustments

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

recognized after adoption, if any, generally are recognized as operating expenses.

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted as of January 1, 2001:

	Three Months Ended June 30	Six Months Ended June 30
	2001	2001
Reported net loss	$(14,539)	$(58,514)
Amortization of goodwill	3,864	7,596

Adjusted net loss	$(10,675)	$(50,918)

Reported basic and diluted net loss per share	$(1.70)	$(6.88)
Amortization of goodwill	0.45	0.89

Adjusted basic and diluted net loss per share	$(1.25)	$(5.99)

5.    Cash Distribution

In March 2002, Onvia’s Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to Onvia’s stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002.

Subsequent to the cash distribution there are 76,070 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000.

6.  Repayment of Note Payable

In April 2002, Onvia paid $1.3 million to the lender of a note assumed in the acquisition of DemandStar.com, Inc., representing payment in full for the outstanding principal balance. Interest in the amount of approximately $44,000 was waived by the lender in consideration for prepayment of the note.

7.    Corporate Restructuring

In 2001, as part of its overall strategic initiative to reduce costs and focus on its business-to-government network, Onvia licensed its Canadian operations, closed its web hosting business, outsourced and later shutdown its business-to-business exchange and eliminated its outside sales force. As a result of these initiatives, Onvia recorded restructuring charges totaling approximately $49.3 million during 2001, of which approximately $0 and $24.3 million was recorded during the three and six months ended June 30, 2001, respectively.

The following table displays rollforwards of the accruals included in the restructuring charge established for real estate and other exit costs and employee separation costs through June 30, 2002 (in thousands):

	Accruals at December 31, 2001	Amounts Paid	Accruals at June 30, 2002
Real estate and other exit costs	$6,912	$(1,736)	$5,176
Employee separation costs	1,828	(1,828)	0

	$8,740	$(3,564)	$5,176

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The real estate and other exit costs, consisting principally of abandoned leased office space in Seattle, are expected to be paid out through December 31, 2003. Employee separation costs were paid out in 2002.

8.    Related Party Transactions

In January 2002, at Onvia’s discretion, Onvia repurchased a total of 43,799 shares from its former Chief Strategy Officer at the fair market value of the common stock on the transaction date for a total of $254,039.

In April 2002, Onvia repurchased 140,322 shares from its former Chief Executive Officer at their fair market value of approximately $870,000. Of the total, $800,000 satisfied the second principal payment on the outstanding promissory note issued to the former executive by a third party lender for which Onvia is a guarantor. The remaining $70,000 related to the repayment of principal on the promissory note issued to Onvia by the former executive.

In May 2002, the former executive made the final payments on his note with a third party lender. Upon repayment, the lender released the $3.2 million deposit pledged by Onvia as security for its corporate guarantee. Additionally, the former executive paid in full his promissory note held by Onvia in the amount of $226,000.

9.    Segment Information

Prior to the disposal of its Canadian operations in March 2001, Onvia evaluated its business based on the geography of its two operations, the United States and Canada. Subsequent to March 31, 2001, Onvia had one operating segment, its business-to-government network within its United States operations. For the six months ended June 30, 2001, net revenue and net loss from Onvia’s Canadian operations were approximately $718,000 and $2.4 million, respectively.

10.    New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. Onvia will be required to adopt this Statement on January 1, 2003. Onvia does not expect that this Statement will have a material impact on its financial condition and results of operations.

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

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The effect of adopting the provisions of SFAS No. 144 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued statements for subsequent amendments and issuances affecting these statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. The rescission of SFAS No. 4 is effective for the Company as of January 1, 2002, and all other provisions of the statement are effective for the Company as of May 15, 2002. The Company has adopted this statement effective January 1, 2002.

In June 2001, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is encouraged. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

11.    Commitments and Contingencies

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

13.    Subsequent Events

In July 2002, Onvia’s shareholders approved a one-for-ten reverse stock split to bring the Company’s share price above the $1.00 minimum trading price required for continued NASDAQ listing and to create a stock price more suitable for attracting new investors, including institutional investors.

On August 2, 2002, the Company received notification from NASDAQ that the Company had demonstrated a closing bid price of at least $1.00 per share as required by the NASDAQ and, therefore, the NASDAQ made the determination to continue the listing of the Company’s securities on the NASDAQ National Market and to close the hearing file.

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

In total, Onvia currently has over 25,800 subscribing business suppliers that receive over 250,000 bids per year from government agencies on its network.

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

Recent Developments

In March 2002, Onvia’s Board of Directors approved a cash distribution of $3.90 per share, or approximately $29.9 million, to return excess capital to Onvia’s stockholders. The distribution occurred on May 3, 2002.

In July 2002, Onvia’s shareholders approved a one-for-ten reverse stock split to bring the Company’s share price above the $1.00 minimum trading price required for continued NASDAQ listing and to create a stock price more suitable for attracting new investors, including institutional investors.

On August 2, 2002, the Company received notification from NASDAQ that the Company had demonstrated a closing bid price of at least $1.00 per share as required by the NASDAQ and, therefore, the NASDAQ made the determination to continue the listing of the Company’s securities on the NASDAQ National Market and to close the hearing file.

Significant Accounting Policies and Management Estimates

Accrued Restructuring

In 2001, as part of its overall strategic initiative to reduce costs and focus on its business-to-government network, Onvia licensed its Canadian operations, closed its web hosting business, outsourced and later shutdown its business-to-business exchange and eliminated its outside sales force. As a result of these initiatives, Onvia recorded restructuring charges totaling approximately $49.3 million during 2001, of which approximately $0 and $24.3 million was recorded during the three and six months ended June 30, 2001, respectively.

Onvia currently has 79,000 square feet of idle office space currently under lease through 2010 as a result of the corporate downsizing, which occurred throughout 2001. Based upon its best estimates, company management has accrued lease rental payments on its idle and abandoned office space through the end of 2003. As of June 30, 2002, the accrual for abandoned lease rents, including operating costs, was $5.2 million.

Management periodically reevaluates its assumptions regarding its significant estimates. If Onvia does not see improvement in the real estate market, or if Onvia is unable to sublease the space at a reasonable rate during the period covered by the current accrual, company management may be required to record an additional restructuring charge for future idle lease payments.

Contractual Obligations

Future required payments under contracts as of June 30, 2002 are as follows for the years ending:

	Operating Leases	Debt	Total
2002	$1,408,437	$272,821	$1,681,258
2003	2,807,254		2,807,254
2004	2,753,164		2,753,164
2005	2,615,085		2,615,085
2006	2,399,400		2,399,400
Thereafter	7,354,000		7,354,000

	$19,337,340	$272,821	$19,610,161

In April 2002, Onvia paid $1.3 million to the lender of a note assumed in the acquisition of DemandStar.com, Inc., representing payment in full for the outstanding principal balance. Interest in the amount of approximately $288,000 was waived by the lender in consideration for prepayment of the note.

Onvia guaranteed a $3.2 million promissory note issued to its former Chief Executive Officer by a third party lender. In May 2002, the former executive made the final payments on his note with the third party lender. Upon repayment, the lender released the $3.2 million deposit pledged by Onvia as security for its corporate guarantee. Additionally, the former executive paid in full his promissory note held by Onvia in the amount of $226,000.

In April 2002, Onvia repurchased 140,322 shares from its former Chief Executive Officer at their fair market value of approximately $870,000. Of the total, $800,000 satisfied the second principal payment on the outstanding promissory note issued to the former executive by a third party lender for which Onvia was a guarantor. The remaining $70,000 related to the repayment of principal on the promissory note issued to Onvia by the former executive.

Subsequent to the cash distribution there are 76,070 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000.

Three and six months ended June 30, 2002 and 2001

Onvia had net losses of $3.6 million and $23.5 million, or losses of $0.47 and $3.05 per share for the three and six months ended June 30, 2002, respectively, compared with net losses of $14.5 million and $58.5 million, or losses of $1.70 and $6.88 per share, for the three and six months ended June 30, 2001, respectively. Net loss, excluding noncash stock-based compensation expense, the cumulative effect of the change in accounting principle, amortization of goodwill, the restructuring charge, the firstsource charge and net interest income was $3.5 million, or a loss of $0.45 per share and $6.6 million, or a loss of $0.85 per share, for the three and six months ended June 30, 2002, respectively, compared to $11.1 million, or a loss of $1.30 per share and $24.6 million, or a loss of $2.89 per share, for the three and six months ended June 30, 2001.

Revenue.    Revenue decreased to $1.7 million and $3.3 million for the three and six months ended June 30, 2002, respectively from $2.1 million and $14.0 million for the three and six months ended June 30, 2001, respectively. Government network revenue increased to $1.7 million and $3.3 million for the three and six months ended June 30, 2002, respectively, from $670,000 and $952,000 for the three and six months ended June 30, 2001, respectively, primarily due to the introduction and growth of Onvia’s business-to-government network. Product revenues were $0 for both the three and six months ended June 30, 2002, compared to $0 and $8.4 million in the three and six months ended June 30, 2001, respectively. Business exchange revenues were $0 for both the three and six months ended June 30, 2002, compared to $1.5 million and $4.6 million for the three and six months ended June 30, 2001, respectively. With the closure of its business-to-business exchange in 2001, Onvia no longer generates product or business exchange revenue. Future revenues will consist solely of subscription fees from Onvia’s business-to-government network.

Gross Margin.    Overall gross margin decreased to a positive 75.4% from a positive 88.3% for the three months ended June 30, 2002 and 2001, respectively, and improved to a positive 75.7% from a positive 27.0% for the six months ended June 30, 2002 and 2001, respectively. The decrease for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is attributable to the elimination of the high margin B2B revenue as a result of the closure of the B2B business. The improvement for the six months ended June 30, 2002 over the six months ended June 30, 2001 is attributable to the closure of Onvia’s product sales operations.

Sales and Marketing.    Sales and marketing expenses were $2.6 million and $4.8 million for the three and six months ended June 30, 2002, compared to $7.6 million and $16.5 million for the three and six months ended June 30, 2001. The decrease in sales and marketing expenses was primarily due to a decrease in advertising expenditures and reductions in headcount due to the closure of Onvia’s business-to-business website and product sales organization and the elimination of its outsides sales force.

Technology and Development.    Technology and development expenses were $1.4 million and $3.0 million for the three and six months ended June 30, 2002, compared to $4.0 million and $9.2 million for the three and six months ended June 30, 2001. The decrease in technology and development expenses was primarily due to reductions in headcount resulting from the closure of Onvia’s business-to-business website and product sales organization.

General and Administrative.    General and administrative expenses were $1.2 million and $2.5 million for the three and six months ended June 30, 2002, compared to $2.3 million and $5.0 million for the three and six months ended June 30, 2001. The decrease in general and administrative expenses was primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal and professional fees.

Restructuring Charge.    Onvia recorded a restructuring charge of approximately $24.3 million in March 2001. This charge consisted primarily of the write off of goodwill due to the closure of Onvia’s hosting operations, and the write off of property and equipment and internally developed software and employee severance costs relating to Onvia’s hosting and Canadian operations. Severance related charges were paid by June 30, 2002. Lease related accruals are expected to be paid out through December 2003.

Firstsource Charge.    As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for Onvia’s web site through April 2001, Onvia recorded a charge of approximately $2.9 million in the six months ended June 30, 2001, which consisted primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

Other Income, Net.    Other income, net, was approximately $405,000 and $810,000 for the three and six months ended June 30, 2002, compared to approximately $1.3 million and $3.2 million for the three and six months ended June 30, 2001. The decrease was due to lower prevailing interest rates and Onvia’s lower cash balance held in interest bearing accounts during the three and six months ended June 30, 2002.

Noncash Stock-based Compensation.    Onvia records unearned stock compensation in connection with the grant, or absorption of options in a purchase business combination, of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of its common stock at the date of grant and the exercise price of the options. For non-employee options, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At June 30, 2002, unearned stock compensation was $961,000. Onvia has recorded $375,000 and $832,000 of net noncash stock-based compensation expense for the three and six months ended June 30, 2002, respectively, compared to $878,000 and $2.1 million for the three and six months ended June 30, 2001. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill.    Amortization of goodwill was $0 for both the three and six months ended June 30, 2002 compared to $3.9 million and $7.6 million for the three and six months ended June 30, 2001. Onvia acquired Zanova Inc., Globe-1 Incorporated, and Hardware.com, Inc. in the third quarter of 2000, DemandStar.com, Inc. in the first quarter of 2001 and ProjectGuides, Inc. in the second quarter of 2001. Onvia accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia initially recorded goodwill of $65.6 million, which was amortized on a straight-line basis over three years from the date of the respective acquisition. In conjunction with its decision to close its hosting operations in March 2001, Onvia wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. In conjunction with the elimination of its outside sales force and the discontinuation of the technology acquired in the Globe-1 acquisition in December 2001, Onvia wrote off goodwill with a net book value of approximately $12.1 million. In January, 2002, Onvia adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As a result of adopting this Statement, Onvia incurred an impairment charge of $16.5 million in March 2002 to write-down all of its existing goodwill, which was presented after net loss from operations as the cumulative effect of adopting the new Statement.

Provision for Income Taxes.    Onvia has incurred net operating losses from March 25, 1997 (inception) through June 30, 2002, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Onvia’s combined cash, cash equivalents and short-term investments were $42.8 million at June 30, 2002. Short-term investments, if any, are invested in money market funds, commercial paper and corporate debt securities with maturities of one year or less. The portfolio, if applicable, is diversified among security types and issuers and does not include any derivative products. At June 30, 2002, Onvia’s working capital was $35.7 million.

Operating Activities

Net cash used in operating activities was $9.3 million for the six months ended June 30, 2002, compared to $41.6 million for the six months ended June 30, 2001. The decrease in net cash used in operating activities in 2002 was primarily attributable to a decrease in net loss as a result of lower operating expenses and to the net noncash charges and changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $3.7 million for the six months ended June 30, 2002, compared to $44.5 million for the six months ended June 30, 2001. The decrease in 2002 was primarily attributable to decreases in sales of short-term investments offset by changes in restricted cash and repayments of employee receivables.

Financing Activities

Net cash used in financing activities was $33.7 million for the six months ended June 30, 2002, compared to $9.9 million for the six months ended June 30, 2001. The increase in cash used in 2002 was primarily attributable to a cash distribution on May 3, 2002, offset by a decrease in the repurchase of common stock.

Onvia’s future liquidity and capital requirements will depend on numerous factors. For example, Onvia’s pace of expansion will affect its future capital requirements, as will Onvia’s decision to acquire or invest in complementary businesses and technologies. Further, Onvia’s ability to sublease or dispose of its idle office space will affect its future liquidity. Onvia’s total obligation on its idle leases is approximately $19.3 million through 2010. Onvia’s operations will further reduce its cash balance, however, Onvia believes that the existing cash and cash equivalents will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required it will be available, or that such financing can be obtained on satisfactory terms.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. Onvia will be required to adopt this Statement on January 1, 2003. Onvia does not expect that this Statement will have a material impact on its financial condition and results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued statements for subsequent amendments and issuances affecting these statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. The rescission of SFAS No. 4 is effective for the Company as of January 1, 2002, and all other provisions of the statement are effective for the Company as of May 15, 2002. The Company has adopted this statement effective January 1, 2002.

In June 2001, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is encouraged. Onvia is in the process of determining the impact this Statement will have on its financial condition and results of operations.

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

In May 2002, Onvia was notified that its common stock had failed to maintain a minimum closing bid price of $1.00 per share during the 90 day period ending on May 15, 2002 as required by NASDAQ Marketplace Rule 4450, and that its common stock would be delisted if, by May 24, 2002, Onvia did not either transfer to be listed on the NASDAQ Small Cap Market or file an appeal to the NASDAQ Listing Qualification Panel. As a response, on May 17, 2002, Onvia filed an appeal before the NASDAQ Listing Qualifications Panel and instituted a one-for-ten reverse stock split to remain listed on the NASDAQ National Market. The reverse stock split was approved by Onvia’s Board of Directors, and subsequently by its shareholders at Onvia’s annual meeting on July 11, 2002.

After the NASDAQ Qualifications Panel hearing, held on June 20, 2002, Onvia was notified that its shares had to trade above $1.00 on the close of the effective date of the reverse stock split, and for ten consecutive trading days thereafter, to remain listed with the NASDAQ National Market. On July 17, 2002, the effective date of the reverse stock split, Onvia’s stock closed at $2.15 and in the range of $2.05 and $2.58 during the following ten consecutive trading days. On August 2, 2002, NASDAQ notified Onvia that the Company had regained compliance with the NASDAQ National Market’s listing requirements and that its common stock would continue to be listed on the NASDAQ National Market.

If Onvia’s share price eventually drops back below $1.00 again, Onvia may be unable to maintain its listing on NASDAQ, which could cause Onvia’s stock price to fall and decrease the liquidity of Onvia’s common stock

If Onvia’s common stock is delisted from trading on the NASDAQ National Market and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in its common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets”. Delisting of Onvia’s common stock would result in limited release of the market price of the common stock and limited news coverage of Onvia and could restrict investors’ interest in the common stock. Also, a delisting could materially and adversely affect the trading market and prices for Onvia’s common stock and Onvia’s ability to issue additional securities or to secure additional financing. In addition, if Onvia’s common stock were not listed and the trading price of the common stock was less than $5 per share, Onvia’s common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, Onvia’s common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Onvia’s common stock.

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

Onvia has repurchased shares of its common stock on the NASDAQ National Market; however, its stock price may decline and Onvia could see the value of this investment decrease

Through June 2002, Onvia’s Board of Directors had authorized the repurchase of up to $15 million shares of its common stock on the open market and as of June 30, 2002, Onvia had repurchased $8.5 million under this program. However, Onvia’s stock price is volatile, and Onvia could see the value of this investment in its own stock decline, which could adversely impact its financial position. There can be no assurance that Onvia will continue to repurchase shares in the future.

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

•
adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving Onvia; and contrarily, approve any change in control, merger, takeover, corporate liquidation or any other business transaction involving Onvia.

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

Onvia’s cash distribution to its stockholders may negatively impact Onvia’s stock price and future operations

Onvia’s business has not yet generated retained earnings from which to pay dividends. However, in March, 2002, Onvia’s Board of Directors approved a cash distribution of $3.90 per share. The distribution, in the amount of $29.9 million, occurred on May 3, 2002. The cash distribution may not leave Onvia with adequate cash to pursue unidentified future merger and acquisition activities, to meet its lease obligations over the entire term of its lease if Onvia does not reduce or eliminate this obligation, or to achieve its profitability goals.

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

B2G network service platforms are at an early stage of development and market acceptance and may not prove to be viable

Broad and timely acceptance of Onvia’s B2G network, which is critical to Onvia’s future success, is subject to a number of significant risks. These risks include:

•	operating resource management and procurement on the Internet is a new market;

•	Onvia’s need to significantly enhance the features and services of the network to achieve acceptance and scalability;

•	a significant number of business suppliers may not be willing to receive government procurement bids online;

•	a significant number of government agencies may not use Onvia’s network or the Internet to notify business suppliers about potential procurement opportunities;

•	potential difficulty in charging a fee to government agencies or their business suppliers; and

•	business customers may not provide Onvia data about themselves.

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

Onvia’s quarterly financial results are subject to fluctuations that may make it difficult to forecast its future performance

Onvia expects its revenue and operating results to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of its results between quarters. Onvia’s limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. A significant portion of Onvia’s subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters. Other factors that may affect its quarterly results include those discussed throughout this section.

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

Onvia may face challenges that may prevent it from successfully integrating any future acquisition

There are significant challenges to integrating any acquisition. Because integrating companies and technologies involves significant challenges and is a complex process, the anticipated benefits of a merger may not be achieved. The challenges involved in integrations include:

•	retaining existing customers and strategic partners of Onvia and the acquired business;

•	retaining and integrating management and other key employees of both Onvia and the acquired business;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in Onvia’s business focus;

•	combining service and product offerings effectively and quickly;

•	transitioning the business systems to a common information technology system;

•	persuading employees that the business cultures of Onvia and the acquired business are compatible;

•	offering services and products of Onvia and the acquired business to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, and procedures and policies;

•	minimizing the potential disruption of Onvia’s business and distraction of its management;

•	incorporating the acquired business’ technology, products and services into the product and service offerings of Onvia; and

•	controlling expenses related to the integration of the companies.

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

If a merger does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of Onvia’s common stock may decline

Onvia may make incorrect assumptions about its potential acquisitions or mergers, such as the ability of the acquired businesses to secure additional business from government customers and vendors selling to those customers, and to continue to execute its strategic plan. Consequently, Onvia may not achieve the forecasted benefits of the merger, including improved financial results, to the extent anticipated by Onvia or financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of Onvia’s common stock may decline.

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

If Onvia fails to do any of these tasks, it may complete unsuccessful acquisitions, possibly resulting in adverse consequences to Onvia’s business. In March 2001, Onvia closed its hosting operations, which were acquired in July 2000, and licensed its Canadian operations in Vancouver, British Columbia and in December 2001, Onvia eliminated its outside sales force associated with its acquisitions of Globe-1 and DemandStar.com (acquired in August 2000 and March 2001, respectively). Onvia closed these operations as part of its overall strategic initiative to cut costs and focus on the development of its B2G network.

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

Interest Rate Risk

Onvia’s investment portfolio, if any, typically consists of money market funds, commercial paper and corporate debt securities with maturities of one year or less. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of June 30, 2002, Onvia considers the reported amounts of these investments to be reasonable approximations of their fair values. Historically, Onvia’s interest expense was not sensitive to the general level of U.S. interest rates because all of its debt arrangements were based on fixed interest rates. Onvia manages its interest rate risk by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)  Onvia’s annual shareholders meeting was held on July 11, 2002 in Seattle, Washington.

(b)  Onvia’s Class II Directors, namely Michael D. Pickett and Nancy J. Schoendorf, were elected to continue their term for an additional 3 year period (until 2005) and until their respective successors are elected and qualified. The existing terms of Onvia’s Class I Directors, namely Kenneth A. Fox and Steven D. Smith, and its Class III Directors, namely, Jeffrey C. Ballowe and William W. Ericson, continued after the annual meeting.

(c)  The matters voted upon at the annual shareholder meeting and their respective number of votes cast for, against or withheld, as well as the number of abstentions are as follows:

1.	To elect members of the Board of Directors to hold office for a three year term and until their respective successors are elected and qualified.

	Votes For	Votes Against	Votes Withheld
Michael D. Pickett	40,385,080	0	511,374
Nancy J. Schoendorf	40,385,080	0	511,374

2.
To amend Onvia’s Certificate of Incorporation to effect a one-for-ten reverse split of outstanding common stock and to effect a decrease in the number of authorized shares of common stock from 265,000,000 to 13,000,000.

For	40,865,569
Against	21,875
Abstain	9,010

3.	To ratify the Board of Directors’ selection of Deloitte & Touche LLP as Onvia’s independent auditors.

For	40,866,953
Against	11,251
Abstain	18,250

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant filed July 17, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended June 30, 2002:

During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated May 16, 2002 reporting under Items 5 and 7 that the Company had received notification from the NASDAQ National Market regarding a deficiency in the Company’s compliance with one of the NASDAQ National Market’s continued listing requirements.

On July 11, 2002, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7 that its shareholders approved a 1-for-10 reverse stock split of all outstanding shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/S/ MICHAEL D. PICKETT
Michael D. Pickett Chairman of the Board Chief Executive Officer and Acting Chief Financial Officer

Date:    August 12, 2002