Form 10-Q
period 2002-09-30
ONVIA COM INC
filed 2002-11-06
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-29609

ONVIA.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1859172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

Common stock, par value $.0001 per share: 7,668,504 shares outstanding as of October 31, 2002.

ONVIA.COM, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,086	$81,990
Short-term investments	1,250
Accounts receivable, net	176	274
Prepaid expenses and other current assets	1,333	4,737

Total current assets	41,845	87,001

PROPERTY AND EQUIPMENT, NET	4,333	7,236

OTHER ASSETS, NET	3,971	4,674

GOODWILL, NET		16,468

TOTAL ASSETS	$50,149	$115,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$537	$942
Accrued expenses	1,695	3,280
Accrued restructuring	3,590	5,676
Unearned revenue	2,969	2,413
Current portion of long-term debt	49	2,034

Total current liabilities	8,840	14,345

LONG-TERM DEBT, less current portion		950
LONG-TERM ACCRUED RESTRUCTURING	739	3,065

Total liabilities	9,579	18,360

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,247	378,203
Unearned stock compensation	(656)	(1,793)
Accumulated deficit	(306,021)	(279,391)

Total stockholders’ equity	40,570	97,019

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,149	$115,379

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
	(000's, except per share data)		(000's, except per share data)
Revenue
Government network	$1,838	$838	$5,107	$1,789
Business exchange and other		1,806		6,385
Product				8,448

Total revenue	1,838	2,644	5,107	16,622

Cost of revenue
Government network	310	336	1,104	568
Business exchange and other		24		438
Product				9,555

Total cost of revenue	310	360	1,104	10,561

Gross margin	1,528	2,284	4,003	6,061

Operating expenses:
Sales and marketing (including noncash stock-based compensation of $141 and $524 in 2002 and $306 and $1,324 in 2001)	2,513	4,409	7,360	20,888
Technology and development (including noncash stock-based compensation of $120 and $446 in 2002 and $259 and $1,122 in 2001)	1,248	3,299	4,259	12,525
General and administrative (including noncash stock-based compensation of $45 and $167 in 2002 and $100 and $432 in 2001)	1,228	2,095	3,705	7,075
Amortization of goodwill	—	3,927	—	11,523
Restructuring charge (including reversal of noncash stock-based compensation of $0 and $0 in 2002 and ($186) and ($319) in 2001)	—	6,639	—	30,967
Firstsource charge	—	—	—	2,854

Total operating expenses	4,989	20,369	15,324	85,832

Loss from operations	(3,461)	(18,085)	(11,321)	(79,771)
Other income, net	349	909	1,159	4,081

Net loss before cumulative effect of change in accounting principle	(3,112)	(17,176)	(10,162)	(75,690)
Cumulative effect of change in accounting principle			(16,468)

Net loss	$(3,112)	$(17,176)	$(26,630)	$(75,690)

Basic and diluted net loss per common share
Net loss before cumulative effect of change in accounting principle	$(0.41)	$(2.11)	$(1.32)	$(9.02)
Cumulative effect of change in accounting principle	$—	$—	$(2.14)	$—

Basic and diluted net loss per common share	$(0.41)	$(2.11)	$(3.46)	$(9.02)

Basic and diluted weighted average shares outstanding	7,642	8,151	7,680	8,391

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(26,630)	(75,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	16,468
Depreciation and amortization	3,083	4,456
Impairment of assets		9,507
Impairment of goodwill		14,130
Loss on sale of property and equipment		467
Amortization of goodwill		11,523
Firstsource charge		2,854
Noncash stock-based compensation	1,137	2,559
Amortization of debt discount	12	227
Change in certain assets and liabilities, net of effects from purchase transactions:
Accounts receivable	40	5,871
Inventory		4,087
Prepaid expenses and other current assets	(580)	435
Other assets	860	5
Accounts payable	(405)	(22,413)
Accrued expenses and restructuring	(5,996)	(2,445)
Unearned revenue	556	(5,158)

Net cash used in operating activities	(11,455)	(49,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(14)	(1,141)
Purchases of short-term investments	(1,250)
Sales and maturities of short-term investments		49,806
Change in restricted cash	3,200
Additions to internally developed software	(91)	(800)
Issuance of notes receivable		(4,000)
Collections of employee receivables	611	329
Direct costs of business combinations		(1,409)
Cash acquired in purchase transactions		1,780

Net cash provided by investing activities	2,456	44,565

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(2,948)	(3,492)
Proceeds from exercise of stock options and warrants	58	237
Cash distribution	(29,891)
Repurchase of common stock	(1,124)	(10,410)

Net cash used in financing activities	(33,905)	(13,665)
Effect of exchange rate changes on cash		288

Net decrease in cash and cash equivalents	(42,904)	(18,397)
Cash and cash equivalents, beginning of period	81,990	109,341

Cash and cash equivalents, end of period	$39,086	$90,944

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

On July 11, 2002, Onvia’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in the consolidated financial statements and in the accompanying notes to the consolidated financial statements to common shares, share prices and per share amounts, including cash distribution per share, have been restated for the stock split.

3.	Cash and Cash Equivalents and Short Term Investments

Onvia considers all investments with a remaining maturity of three months or less to be cash equivalents. Onvia classifies investments with remaining maturity of more than three months as short-term investments. Onvia’s cash and cash equivalents and short-term investments at September 30, 2002 and December 31, 2001 consisted of the following (cost approximates fair value):

	September 30, 2002		December 31, 2001
	Cash and Cash Equivalents	Short Term Investments	Cash and Cash Equivalents	Short Term Investments
	(In Thousands)
Cash	$39,086		$81,990
Held-to-maturity securities
Municipal securities		1,250		—

	$39,086	$1,250	$81,990	$—

4.	Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by Onvia. As of September 30, 2002 and 2001, stock options, warrants and nonvested common stock totaling 693,464 and 950,882 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5.	Goodwill

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

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted as of January 1, 2001:

	Three Months Ended September 30 2001	Nine Months Ended September 30 2001
Reported net loss	$(17,176)	$(75,690)
Amortization of goodwill	3,927	11,523

Adjusted net loss	$(13,249)	$(64,167)

Reported basic and diluted net loss per share	$(2.11)	$(9.02)
Amortization of goodwill	0.48	1.37

Adjusted basic and diluted net loss per share	$(1.63)	$(7.65)

6.	Cash Distribution

In March 2002, Onvia’s Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to Onvia’s stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002.

As a result of the cash distribution, and pursuant to the guidance in FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options outstanding on or prior to the distribution date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock on the effective date of the distribution received a strike price reduction equal to the cash distribution, or $3.90 per share. For outstanding options with a strike price below the FMV on the date of the distribution the reduction was such that the aggregate intrinsic value of the options immediately after the change was not greater than the aggregate intrinsic value immediately prior to the change, therefore, there was no accounting impact as a result of the change.

Subsequent to the cash distribution there are 76,043 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000. The weighted average exercise price of these warrants as of September 30, 2002 was $11.20.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7.	Repayment of Note Payable

In April 2002, Onvia paid $1.3 million to the lender of a note assumed in the acquisition of DemandStar.com, Inc., representing payment in full for the outstanding principal balance. Interest in the amount of approximately $44,000 was waived by the lender in consideration for prepayment of the note.

8.	Corporate Restructuring

In 2001, as part of its overall strategic initiative to reduce costs and focus on its business-to-government network, Onvia licensed its Canadian operations, closed its web hosting business, outsourced and later closed its business-to-business (B2B) exchange and eliminated its outside sales force. As a result of these initiatives, Onvia recorded restructuring charges totaling approximately $49.3 million during 2001, of which approximately $6.6 million and $31.0 million was recorded during the three and nine months ended September 30, 2001, respectively.

The following table displays rollforwards of the accruals included in the restructuring charge established for real estate and other exit costs and employee separation costs through September 30, 2002 (in thousands):

	Accruals at December 31, 2001	Amounts Paid	Accruals at September 30, 2002
Real estate and other exit costs	$6,912	$(2,583)	$4,329
Employee separation costs	1,828	(1,828)	0

	$8,740	$(4,411)	$4,329

The real estate and other exit costs, consisting principally of idle leased office space in Seattle, are expected to be paid out through December 31, 2003. Management continues to evaluate this estimate on a periodic basis. Employee separation costs were paid out in 2002.

9.	Related Party Transactions

In January 2002, at Onvia’s discretion, Onvia repurchased a total of 43,799 shares from its former Chief Strategy Officer at the fair market value of the common stock on the transaction date for a total of $254,039.

In April 2002, Onvia repurchased 140,322 shares from its former Chief Executive Officer at their fair market value of approximately $870,000. Of the total proceeds from the repurchase, $800,000 was used to make payments on the outstanding promissory note issued to the former executive by a third party lender for which Onvia was a guarantor. The remaining $70,000 related to the repayment of principal on the promissory note issued to Onvia by the former executive.

In May 2002, the former executive made the final payments on his note with a third party lender. Upon repayment, the lender released the $3.2 million deposit pledged by Onvia as security for its corporate guarantee. Additionally, the former executive paid in full his promissory note held by Onvia in the amount of $226,000.

10.	Segment Information

Prior to the disposal of its Canadian operations in March 2001, Onvia evaluated its business based on the geography of its two operations, the United States and Canada. Based on this evaluation, and as part of its initiative to reduce costs, Onvia made the decision to close its Canadian operations. Subsequent to March 31, 2001, Onvia had one operating segment, its business-to-government (B2G) network within its United States operations. For the nine months ended September 30, 2001, net revenue and net loss from Onvia’s Canadian operations were approximately $718,000 and $2.4 million, respectively.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11.	New Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes accounting standards for all long-lived assets to be disposed of, including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The effect of adopting the provisions of SFAS No. 144 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued statements for subsequent amendments and issuances affecting these statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. The rescission of SFAS No. 4 is effective for the Company as of January 1, 2002, and all other provisions of the statement are effective for the Company as of May 15, 2002. Onvia has adopted this Statement effective January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is encouraged. Onvia has accrued real estate and exit costs, consisting primarily of leased office space in Seattle, through December 31, 2003 under the guidance of EITF 94-3. Onvia’s lease obligations on this office space run beyond December 31, 2003. If Onvia is unable to sublease the space at a reasonable rate during the period covered by the current accrual, Onvia may incur additional restructuring charges for future idle lease payments in periods subsequent to December 31, 2003. Since these exit activities were initiated prior to the adoption date of this Statement, Onvia expects to continue to account for its current and future costs associated with this activity under EITF 94-3.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12.	Commitments and Contingencies

From time to time Onvia is subject to various legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of these proceedings with certainty, Onvia does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

13.	Reclassifications

Certain reclassifications of prior quarter balances have been made to conform to the current quarter presentation.

14.	Subsequent Events

On October 10, 2002, a group including the founder and former chief executive officer of Onvia offered to buy the Company for $2.75 per share in cash. The offer was rejected by Onvia’s Board of Directors on October 18, 2002.

On October 21, 2002, Onvia’s Board of Directors unanimously consented to amend the guidelines for compensation of Outside/Independent Directors. The guidelines were amended to provide for a stock option grant under the Company’s Amended and Restated 1999 Stock Option Plan (“1999 Plan”) of 18,750 shares of the Company’s common stock on the date that such person becomes an Outside/Independent Director, followed by annual stock option grants of 5,000 on the anniversary date that such person became an Outside/Independent Director. It was further resolved that Outside/Independent Directors will be entitled to quarterly payments of $5,000 if such person attends every Board meeting during the quarter (or $4,000 per quarter if such person attends every Board meeting during the quarter via teleconference or audio conference). A prorated portion will be paid if all meetings during the quarter are not attended.

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

Results of Operations

Overview

Onvia is a leading business-to-government (B2G) marketplace for government agency buyers and business suppliers. The Onvia network helps business suppliers secure government contracts and helps government agencies find suppliers online. Onvia’s network manages the distribution and report of bid requests from government agencies nationwide in the $600 billion federal, state and local government marketplace. Business suppliers no longer have to scour newspapers, trade periodicals, or the Internet in search of government opportunities. Onvia’s network efficiently matches government agency bid requests to suppliers of the requested commodity or services, saving time and money on both sides of the procurement process. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers. Increased bid competition drives costs down for government agencies, as well as lowering marketing and administrative expenses. Agencies and suppliers also have access to Onvia’s bid library that contains hundreds of expired bids issued within the last 2 years. Information in Onvia’s bid library helps agencies save time preparing new bid opportunities, and suppliers can use this library to analyze purchasing trends, identify potential future customers and access federal award information.

Onvia’s B2G network consists of two B2G products, DemandStar by Onvia and The Onvia Guide, which allow business suppliers access to federal, state and local government agency procurement opportunities nationwide.

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to bid requests from approximately 400 signed government agencies. Bid requests from agencies are supplemented by bids aggregated via Onvia’s dedicated in-house research team. Subscribers have access to agency bid requests by commodity or location, and to Onvia’s library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

The Onvia Guide

Onvia’s proprietary Onvia Guide service allows business users the opportunity to participate in government procurement contracts in 214 business categories over six vertical markets. The vertical markets currently served are:

•	Architectural, Engineering and Environmental Services

•	IT / Telecom

•	Consulting Services

•	Construction Services and Building Supplies

•	Operations and Maintenance Services

•	Transportation

Subscription revenues from The Onvia Guide are generated from monthly, quarterly and annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription. Onvia discontinued its monthly product beginning in October 2002, but will continue to renew and service its existing monthly subscribers. Onvia added a quarterly product in August 2002. This product will provide customers with longer initial periods to experience the value of the product through increased lead flow.

Onvia continues to direct its marketing and sales activities to sign and retain customers that meet its premium profile. Premium subscribers are defined as customers with higher average revenue and higher retention and include national, regional and state subscribers. Premium products provide customers with more government leads, directly leading to high customer satisfaction and retention rates. Premium subscribers increased by 1,500 to 9,200 in the third quarter compared to approximately 900 premium subscribers added in each of the previous three quarters. At the same time, Onvia’s base of lower value standard subscribers decreased by 1,500. It is anticipated that this trend of replacing low value subscribers with high value premium customers will continue over the next few quarters. Thereafter, Onvia expects to have a growing subscriber base consisting primarily of high value, high retention premium customers. In total, Onvia currently has approximately 25,000 subscribers to its services and expects the number of subscribers to remain relatively flat in the near term as Onvia focuses on acquisition and retention of premium subscribers.

Onvia’s average revenue per subscriber improved as a result of growing its premium subscriber base. During the third quarter, average new monthly subscription value per subscriber grew to $38, up 15% from $33 in the second quarter. This metric is calculated by converting all new and repeat transactions during the quarter to a monthly subscription value. The average cash revenue per transaction for the third quarter was $158, up 16% from $136 in the second quarter. This metric is calculated by dividing the total cash revenue received by the total transactions for the quarter.

Onvia aggregates over 250,000 bids per year from government agencies. Bid flow is received directly from member government agencies, or is aggregated by Onvia’s dedicated in-house research team using the Company’s proprietary bid aggregation technology.

Onvia expects that growth in the number of agencies utilizing Onvia’s service will be relatively modest in the near term as the Company becomes more targeted in the signing of new agencies in specific geographic regions.

Onvia expects to introduce new value-enhancing products that leverage its existing technology and sales infrastructure and expand its application to a greater number of potential subscribers. These releases will be ongoing over the next year. During the third quarter Onvia introduced new state, regional and metro-area products designed to expand its geographic offerings, and tailored to attract new premium subscribers and increase average new monthly subscription value.

Onvia also targets corporate customers to adopt its bid notification product. Corporate customers include larger companies who purchase multi-seat licenses for daily lead notification, or purchase Onvia data for redistribution to their employees or customers or for remarketing their own products. Onvia recently signed a 5-year contract, with an aggregate value of approximately $2 million, to provide Onvia data for redistribution. The contract can be terminated for any reason by either party after a period of 24 months upon 6 months written notice.

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

As a result of the cash distribution, and pursuant to the guidance in FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options outstanding on or prior to the distribution date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock on the effective date of the distribution received a strike price reduction equal to the cash distribution, or $3.90 per share. For outstanding options with a strike price below the FMV on the date of the distribution the reduction was such that the aggregate intrinsic value of the options immediately after the change was not greater than the aggregate intrinsic value immediately prior to the change, therefore, there was no accounting impact as a result of the change.

On July 11, 2002 Onvia’s shareholders approved a one-for-ten reverse stock split to bring the Company’s share price above the $1.00 minimum trading price required for continued NASDAQ listing and to create a stock price more suitable for attracting new investors, including institutional investors.

On August 2, 2002, Onvia received notification from NASDAQ that the Company had demonstrated a closing bid price of at least $1.00 per share as required by NASDAQ and, therefore, NASDAQ made the determination to continue the listing of Onvia’s securities on the NASDAQ National Market and to close the hearing file.

On October 10, 2002, a group including the founder and former chief executive officer of Onvia offered to buy the Company for $2.75 per share in cash. The offer was rejected by Onvia’s Board of Directors on October 18, 2002.

On October 21, 2002, Onvia’s Board of Directors unanimously consented to amend the guidelines for compensation of Outside/Independent Directors. The guidelines were amended to provide for a stock option grant under the Company’s Amended and Restated 1999 Stock Option Plan (“1999 Plan”) of 18,750 shares of the Company’s common stock on the date that such person becomes an Outside/Independent Director, followed by annual stock option grants of 5,000 on the anniversary date that such person became an Outside/Independent Director. It was further resolved that Outside/Independent Directors will be entitled to quarterly payments of $5,000 if such person attends every Board meeting during the quarter (or $4,000 per quarter if such person attends every Board meeting during the quarter via teleconference or audio conference). A prorated portion will be paid if all meetings during the quarter are not attended.

Significant Accounting Policies and Management Estimates

Accrued Restructuring

In 2001, as part of its overall strategic initiative to reduce costs and focus on its business-to-government network, Onvia licensed its Canadian operations, closed its web hosting business, outsourced and later closed its business-to-business exchange and eliminated its outside sales force. As a result of these initiatives, Onvia recorded restructuring charges totaling approximately $49.3 million during 2001, of which approximately $6.6 million and $31.0 million was recorded during the three and nine months ended September 30, 2001, respectively.

Onvia has approximately 78,000 square feet of idle office space currently under lease through 2010 as a result of the corporate downsizing, which occurred throughout 2001. Based upon its best estimates, company management has accrued lease rental payments on its idle office space through the end of 2003. The current accrual is sufficient to cover all current lease obligations through December 31, 2003. As of September 30, 2002, the accrual for idle lease rents, including operating costs, was $4.3 million.

Management periodically reevaluates its assumptions regarding its significant estimates. If Onvia does not see improvement in the real estate market, or if Onvia is unable to sublease the space at a reasonable rate during the period covered by the current accrual, company management may be required to record an additional restructuring charge for future idle lease payments.

Contractual Obligations

Future required payments under contracts as of September 30, 2002 are as follows for the years ending:

	Operating Leases	Debt	Total
2002	$771,989	$48,721	$820,710
2003	3,091,342		3,091,342
2004	3,053,287		3,053,287
2005	2,922,765		2,922,765
2006	2,771,120		2,771,120
Thereafter	8,348,331		8,348,331

	$20,958,834	$48,721	$21,007,555

Minimum lease payments have not been reduced by minimum sublease rentals of approximately $250,000 due in the future under current subleases.

In April 2002, Onvia paid $1.3 million to the lender of a note assumed in the acquisition of DemandStar.com, Inc., representing payment in full for the outstanding principal balance. Interest in the amount of approximately $44,000 was waived by the lender in consideration for prepayment of the note.

In April 2002, Onvia repurchased 140,322 shares from its former Chief Executive Officer at their fair market value of approximately $870,000. Of the total proceeds from the repurchase, $800,000 was used to make payments on the outstanding promissory note issued to the former executive by a third party lender for which Onvia was a guarantor. The remaining $70,000 related to the repayment of principal on the promissory note issued to Onvia by the former executive.

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

Subsequent to the cash distribution, there are 76,043 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000. The weighted average exercise price of these warrants as of September 30, 2002 was $11.20.

Three and nine months ended September 30, 2002 and 2001

Onvia had net losses of $3.11 million and $26.63 million, or losses of $0.41 and $3.46 per share, for the three and nine months ended September 30, 2002, respectively, compared with net losses of $17.18 million and $75.69 million, or losses of $2.11 and $9.02 per share, for the three and nine months ended September 30, 2001, respectively. Net loss, excluding noncash stock-based compensation expense, the cumulative effect of the change in accounting principle, amortization of goodwill, the restructuring charge, the Firstsource charge and net interest income was $3.08 million, or a loss of $0.40 per share and $9.65 million, or a loss of $1.26 per share, for the three and nine months ended September 30, 2002, respectively, compared to $6.85 million, or a loss of $0.84 per share and $31.55 million, or a loss of $3.76 per share, for the three and nine months ended September 30, 2001.

Revenue

Revenue decreased to $1.8 million and $5.1 million for the three and nine months ended September 30, 2002, respectively, from $2.6 million and $16.6 million for the three and nine months ended September 30, 2001, respectively. Government network revenue increased to $1.8 million and $5.1 million for the three and nine months ended September 30, 2002, respectively, from $838,000 and $1.8 million for the three and nine months ended September 30, 2001, respectively, primarily due to the introduction and growth of Onvia’s business-to-government network. Product revenues were $0 for both the three and nine months ended September 30, 2002, compared to $0 and $8.4 million in the three and nine months ended September 30, 2001, respectively. Business exchange revenues were $0 for both the three and nine months ended September 30, 2002, compared to $1.8 million and $6.4 million for the three and nine months ended September 30, 2001, respectively. Included in the business exchange revenue for the three and nine months ended September 30, 2001 is $1.8 million recognized upon the termination of a Co-branded Site Agreement with Visa USA, Inc. in July 2001. Upon termination of that agreement, all deferred revenue associated with that contract was recognized in the third quarter of 2001. With the closure of its business-to-business exchange in 2001, Onvia no longer generates product or business exchange revenue. Future revenues will be generated primarily from Onvia’s business-to-government network.

Gross Margin

Overall gross margin decreased to 83.1% from 86.4% for the three months ended September 30, 2002 and 2001, respectively, and improved to 78.4% from 36.5% for the nine months ended September 30, 2002 and 2001, respectively. The decrease for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is attributable to the elimination of the high margin business-to-business (B2B) revenue as a result of the closure of the B2B business. Gross margin for the three months ended September 30, 2001 was also higher as a result of the termination of a Co-branded site agreement with Visa USA, Inc. in July 2001. Upon termination of that agreement, all deferred revenue associated with that contract was recognized in the quarter ended September 30, 2001. The improvement for the nine months ended September 30, 2002 over the nine months ended September 30, 2001 is attributable to the closure of Onvia’s low margin product sales operations.

Sales and Marketing

Sales and marketing expenses were $2.5 million and $4.4 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in sales and marketing expenses for the comparative three month periods was primarily due to decreased marketing expenditures as the Company continues to become more efficient with its marketing efforts. Sales and marketing expenses were $7.4 million and $20.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in sales and marketing expenses for the comparative nine month periods was primarily due to a decrease in advertising expenditures and reductions in headcount due to the closure of Onvia’s business-to-business website and product sales organization and the elimination of its outside sales force.

Technology and Development

Technology and development expenses were $1.2 million and $4.3 million for the three and nine months ended September 30, 2002, compared to $3.3 million and $12.5 million for the three and nine months ended September 30, 2001. The decrease in technology and development expenses was primarily due to reductions in headcount resulting from the closure of Onvia’s business-to-business website and product sales organization.

General and Administrative

General and administrative expenses were $1.2 million and $3.7 million for the three and nine months ended September 30, 2002, compared to $2.1 million and $7.1 million for the three and nine months ended September 30, 2001. The decrease in general and administrative expenses was primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal and professional fees.

Restructuring Charge

Onvia recorded restructuring charges of approximately $6.6 million and $31.0 million in the three and nine months ended September 2001. These charges consisted primarily of an accrual for idle leased office space, the write off of goodwill due to the closure of Onvia’s web-hosting operations, the write off of property and equipment and internally developed software and employee severance costs relating to Onvia’s web-hosting and Canadian operations. Severance related charges were paid by June 30, 2002. Lease related accruals are expected to be paid out through December 2003.

Firstsource Charge

As a result of the insolvency of Firstsource, which provided product purchasing and fulfillment services for Onvia’s web site through April 2001, Onvia recorded a charge of approximately $2.9 million in the nine months ended September 30, 2001, which consisted primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

Other Income, Net

Other income, net, was approximately $349,000 and $1.2 million for the three and nine months ended September 30, 2002, compared to approximately $909,000 and $4.1 million for the three and nine months ended September 30, 2001. The decrease was due to lower prevailing interest rates and Onvia’s lower cash balance held in interest bearing accounts during the three and nine months ended September 30, 2002.

Noncash Stock-based Compensation

Onvia records unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of its common stock at the date of grant and the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At September 30, 2002, unearned stock compensation was $656,000. Onvia has recorded $306,000 and $1.1 million of net noncash stock-based compensation expense for the three and nine months ended September 30, 2002, respectively, compared to $479,000 and $2.6 million for the three and nine months ended September 30, 2001. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill

Amortization of goodwill was $0 for both the three and nine months ended September 30, 2002 compared to $3.9 million and $11.5 million for the three and nine months ended September 30, 2001. Onvia acquired Zanova Inc., Globe-1 Incorporated, and Hardware.com, Inc. in the third quarter of 2000, DemandStar.com, Inc. in the first quarter of 2001 and ProjectGuides, Inc. in the second quarter of 2001. Onvia accounted for these acquisitions as purchase business combinations. As a result of these transactions, Onvia initially recorded goodwill of $65.6 million, which was amortized on a straight-line basis over three years from the date of the respective acquisition. In conjunction with its decision to close its hosting operations in March 2001, Onvia wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. In conjunction with the elimination of its outside sales force and the discontinuation of the technology acquired in the Globe-1 acquisition in December 2001, Onvia wrote off goodwill with a net book value of approximately $12.1 million. In January, 2002, Onvia adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized, but will be reviewed for impairment using the guidance established in SFAS No. 142. As a result of adopting this Statement, Onvia incurred an impairment charge of $16.5 million in March 2002 to write-down all of its existing goodwill, which was presented after net loss from operations as the cumulative effect of adopting the new Statement.

Provision for Income Taxes

Onvia has incurred net operating losses from March 25, 1997 (inception) through September 30, 2002, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Onvia’s combined cash, cash equivalents and short-term investments were $40.3 million at September 30, 2002. Short-term investments, if any, are invested in money market funds, commercial paper, municipal securities and corporate debt securities with maturities of one year or less. The portfolio, if applicable, is diversified among security types and issuers and does not include any derivative products. At September 30, 2002, Onvia’s working capital was $33.0 million.

Operating Activities

Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2002, compared to $49.6 million for the nine months ended September 30, 2001. The decrease in net cash used in operating activities in 2002 was primarily attributable to a decrease in net loss as a result of lower operating expenses and to the net noncash charges and changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $2.5 million for the nine months ended September 30, 2002, compared to $44.6 million for the nine months ended September 30, 2001. The decrease in 2002 was primarily attributable to decreases in sales of short-term investments offset by changes in restricted cash and collections of employee receivables.

Financing Activities

Net cash used in financing activities was $33.9 million for the nine months ended September 30, 2002, compared to $13.7 million for the nine months ended September 30, 2001. The increase in cash used in 2002 was primarily attributable to a cash distribution to shareholders on May 3, 2002, offset by a decrease in the repurchase of common stock.

Onvia’s future liquidity and capital requirements will depend on numerous factors. For example, Onvia’s pace of expansion will affect its future capital requirements, as will Onvia’s decision to acquire or invest in complementary businesses and technologies. Further, Onvia’s ability to sublease or dispose of its idle office space will affect its future liquidity. Onvia’s total obligation on its idle leases is approximately $21.0 million through 2010. Onvia’s operations will further reduce its cash balance; however, Onvia believes that its existing cash, cash equivalents and short-term investments will be sufficient to satisfy its cash requirements under existing operating plans for the foreseeable future. On May 3, 2002, Onvia made a cash distribution to its shareholders. While the Company’s management does not currently have any plans to make additional distributions, if at some time in the future management decides to make comparable cash distributions it may affect Onvia’s future liquidity and capital requirements. If Onvia acquires additional entities or its overall operating plans change, Onvia may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. Onvia cannot make assurances that if additional financing is required it will be available, or that such financing can be obtained on satisfactory terms.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes accounting standards for all long-lived assets to be disposed of, including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The effect of adopting the provisions of SFAS No. 144 did not have a significant impact on Onvia’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued statements for subsequent amendments and issuances affecting these statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. The rescission of SFAS No. 4 is effective for the Company as of January 1, 2002, and all other provisions of the statement are effective for the Company as of May 15, 2002. Onvia has adopted this Statement effective January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is encouraged. Onvia has accrued real estate and exit costs, consisting primarily of leased office space in Seattle, through December 31, 2003 under the guidance of EITF 94-3. Onvia’s lease obligations on this office space run beyond December 31, 2003. If Onvia is unable to sublease the space at a reasonable rate during the period covered by the current accrual, Onvia may incur additional restructuring charges for future idle lease payments in periods subsequent to December 31, 2003. Since these exit activities were initiated prior to the adoption date of this Statement, Onvia expects to continue to account for its current and future costs associated with this activity under EITF 94-3.

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

Onvia’s common stock currently is quoted on the NASDAQ National Market under the symbol ONVI.

Onvia may be unable to maintain its listing on NASDAQ, which could cause Onvia’s stock price to fall and decrease the liquidity of Onvia’s common stock

Onvia previously received a delisting notification from NASDAQ due to NASDAQ’s $1.00 minimum bid price requirement. On July 17, 2002, the effective date of the Company’s 1-for-10 reverse stock split, Onvia’s stock closed at $2.15 and in the range of $2.05 and $2.58 during the following 10 consecutive trading days, exceeding NASDAQ’s $1.00 threshold, and on August 2, 2002 Onvia received notification from NASDAQ that the Company had regained compliance with the Market’s listing requirements. If Onvia’s common stock is delisted from trading on the NASDAQ National Market as a result of subsequent listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in its common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets”. Delisting of Onvia’s common stock would result in limited release of the market price of the common stock and limited news coverage of Onvia and could restrict investors’ interest in the common stock. Also, a delisting could materially and adversely affect the trading market and prices for Onvia’s common stock and Onvia’s ability to issue additional securities or to secure additional financing. In addition, if Onvia’s common stock were not listed and the trading price of the common stock was less than $5 per share, Onvia’s common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, Onvia’s common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Onvia’s common stock.

Onvia’s 1-for-10 reverse stock split may negatively impact Onvia’s stock price and future operations and may threaten Onvia’s continued listing on the NASDAQ market

The 1-for-10 reverse stock split, which was effective upon the beginning of trading on July 17, 2002, reduced the total liquidity of Onvia’s stock. This reduced liquidity could have a negative impact on the price of Onvia’s stock. The reduced number of shares, in combination with a lower stock price, could put Onvia at risk of violating the NASDAQ minimum market value requirement.

Onvia’s stock price is very volatile

The market price of Onvia’s common stock has fluctuated significantly and is expected to continue to fluctuate significantly in response to various factors, including:

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

Onvia has implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of its stock

Provisions of Onvia’s certificate of incorporation and bylaws, as well as provisions of Delaware law, Onvia’s state of incorporation, can have the effect of making it difficult for a third party to acquire Onvia, even if doing so would be beneficial to its stockholders. These provisions include:

•
the classification of Onvia’s Board of Directors into three groups so that the directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of Onvia’s Board;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of shareholders;

•	non-cumulative voting for the election of Directors.

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

Uncertainty in the commercial real estate market in Seattle may harm Onvia’s chances of eliminating its monthly lease payments on its idle office space and thus prevent Onvia from achieving its cash flow profitability goals

Onvia currently has approximately 78,000 square feet of idle office space in the Seattle area and has recorded a liability for the rent payments on this space through December 2003. As a result of the continuing economic slowdown, the current market for commercial real estate in Seattle is depressed. Onvia’s ability to sublease or otherwise dispose of these idle office space leases affects the timing of Onvia’s achievement of cash flow profitability. If the commercial real estate market in Seattle remains depressed and Onvia is unable to eliminate its monthly lease payments on its idle office space, Onvia’s business, operating results and financial condition would be harmed.

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

Onvia may not be able to maintain adequate bid flow to its customers if governmental agencies collectively reduce spending

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

Onvia’s ability to distribute bid flow and to effectively market to its customers is largely dependent on the proper functioning of its customers’ internet service providers

Some network administrators could block emails from Onvia as “junk-email” or for other reasons. Excessive blocking of Onvia’s emails would harm Onvia’s marketing efforts and Onvia’s business.

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

If Onvia is unable to increase subscribership to its premium, higher priced products, its business will suffer

For Onvia’s B2G network to succeed, it must continue to attract and retain subscribers to its premium, higher priced services. Subscribers to Onvia’s premium services have higher average subscription prices (ASPs), higher renewal rates and provide greater lifetime value to the Company.

Onvia’s ability to grow its business depends in part on governments and businesses increasing their use of the Internet to conduct commerce and the Internet’s capacity to support the demands of this growth

Onvia’s growth depends in part on increased use of the Internet by governments and businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for Onvia’s services and products will be limited and its financial results may suffer.

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

If Onvia does not execute this change effectively, its revenue may not grow as expected, and Onvia may not achieve profitability.

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

Onvia’s current and potential competitors include companies such as BidNet, TrueAdvantage, AMS, FedMarket, BidLine, Epylon, NIC Commerce, ProcureNet and other companies focused on providing services to government agencies.

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

Failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards and expectations could delay or hinder demand for or market acceptance of its products, which could hurt Onvia’s growth and profitability

To be successful, Onvia must develop, test and deploy new products in a timely fashion that meet the usability expectations of the marketplace. Due to the importance of timely introduction of new products in the marketplace, Onvia may release a product that contains defects. If Onvia releases a product that contains defects, or inadequate functionality and features, potential customers may become discouraged from using Onvia’s products, and therefore harm its reputation and business. In addition, if market acceptance of these new products, and subsequent renewals on these new products, are not in line with Onvia’s projections, Onvia’s projected growth and profitability will suffer.

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

Onvia has a limited operating history, making it difficult to evaluate its business and future prospects

Onvia was incorporated in March 1997. Onvia has been serving businesses since that time and has been focusing on including government agencies in its network only since April 2001. Onvia has a limited operating history upon which an investor may evaluate its business and prospects. Onvia’s potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as e-marketplaces. Onvia may not successfully address any of these risks. If Onvia does not successfully address these risks, its business will be seriously harmed.

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

Onvia has incurred negative cash flows from operations in each quarter since inception, and it expects to incur significant negative cash flows in the future

Onvia has incurred negative cash flows from operations in each quarter since inception. Under Onvia’s current operating plan, it expects to continue to incur negative cash flows in 2002. To increase revenue, Onvia will need to continue to attract customers and suppliers to its network and expand its service offerings. Under its operating plan, it is also projected that Onvia will continue to incur significant sales and marketing, technology and development, and general and administrative expenses. As a result, Onvia will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect Onvia’s business, operating results and financial condition and may adversely affect the market price of Onvia’s stock.

Onvia may be unable to find suitable tenants to sublease its idle office space, which could negatively impact future operating results

Onvia has accrued real estate and exit costs, consisting primarily of leased office space in Seattle, through December 31, 2003 under the guidance of EITF 94-3. Onvia’s lease obligations on this office space run beyond December 31, 2003. The real estate market in Seattle is currently depressed. In the event that Onvia is unable to sublease this space, Onvia may incur additional costs related to this exit activity, which would negatively impact future operating results.

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

Onvia’s limited operating history and rapid growth make it difficult to assess the seasonal factors in its business. Nevertheless, Onvia expects seasonal fluctuations in its business, reflecting a combination of seasonal trends for the services and products it offers, seasonal trends in the buying habits of its target business customers and government agency buyers and seasonal trends reflecting Internet usage.

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

Onvia may face challenges that may prevent it from successfully integrating any future acquisition

There are significant challenges to integrating any acquisition. Because integrating companies and technologies involves significant challenges and is a complex process, the anticipated benefits of a merger may not be achieved within the anticipated timeline, or at all. The challenges involved in integrations include:

•	retaining existing customers and strategic partners of Onvia and the acquired business;

•	retaining and integrating management and other key employees of both Onvia and the acquired business;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in Onvia’s business focus;

•	combining service and product offerings effectively and quickly;

•	transitioning the business systems to a common information technology system;

•	persuading employees that the business cultures of Onvia and the acquired business are compatible;

•	offering services and products of Onvia and the acquired business to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	minimizing the potential disruption of Onvia’s business and distraction of its management;

•	incorporating the acquired business’ technology, products and services into the product and service offerings of Onvia; and

•	controlling expenses related to the integration of the companies.

Onvia may not succeed in overcoming these risks or any other problems encountered in connection with a merger. The diversion of the attention of Onvia’s management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Onvia’s business. If Onvia does not successfully integrate its future acquired businesses, the market price of Onvia’s common stock may decline and future operating results may suffer.

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

Onvia has completed several acquisitions and may make future acquisitions, which may harm its operating results

Onvia has completed several acquisitions and expects to continue making acquisitions designed to increase its customer base, broaden its offerings and expand its technology platform. Onvia’s ability to integrate its past acquisitions is unproven. In addition, failure to successfully evaluate and execute future acquisitions may seriously harm Onvia’s business. To evaluate and execute an acquisition successfully, Onvia must:

•	properly evaluate the technology, personnel and customers;

•	accurately forecast the financial impact of the transaction, including transaction charges and professional expenses;

•	integrate and retain personnel;

•	combine potentially different corporate cultures; and

•	effectively integrate services and products and technology, sales, marketing and support operations.

If Onvia fails to do any of these tasks, it may complete unsuccessful acquisitions, possibly resulting in adverse consequences to Onvia’s business. In March 2001, Onvia closed its web-hosting operations, which were acquired in July 2000, and licensed its Canadian operations in Vancouver, British Columbia and in December 2001, Onvia eliminated its outside sales force associated with its acquisitions of Globe-1 and DemandStar.com (acquired in August 2000 and March 2001, respectively). Onvia made these changes as part of its overall strategic initiative to cut costs and focus on the development of its B2G network.

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

If regulations or legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, Onvia’s business will be materially harmed

Onvia’s proprietary bid aggregation technology will be integral to its success. If the process of bid aggregation becomes regulated in the future and Onvia’s process for acquiring government bids is no longer cost-effective, Onvia’s business will be significantly harmed. If lawsuits challenging Onvia’s ability to charge a subscription fee for public bid information are upheld, or if new regulations restricting its ability to charge a fee for this information are enacted, Onvia’s business will be significantly harmed.

If government agencies require Onvia to provide the entire bid document to its subscribers, Onvia would need to develop a new method of obtaining bid documents, and its business would be harmed

Onvia only provides its subscribers with a summary of the government bid notification and the required contact information, and not the complete bid document. Government agencies could receive complaints from a potential business supplier about the lack of detail provided in the bid notification distributed by Onvia. The agencies could consequently require Onvia to provide the complete document to its suppliers to eliminate any potential confusion during the bidding process. If this occurs, Onvia’s current bid aggregation technology would not be adequate to achieve these requirements, and Onvia would need to find a new method to accumulate the complete bid document for distribution to its subscribers.

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

Onvia may be unable to obtain future DemandStar by Onvia contracts through the request for proposal (RFP) process

Once a government decides to use Onvia’s DemandStar by Onvia services, it sometimes involves a selection process that operates under special rules imposed by law applicable to government purchasing. These rules typically require open bidding by possible service providers like Onvia against a list of requirements established by governments under existing or specially created procedures generally involving RFPs made by governments. To respond successfully to these RFPs, Onvia must estimate the time and costs required to establish operations for the proposed government client and the likely terms of any other proposals submitted. Onvia must also assemble and submit a large volume of information within the strict time schedule mandated by a request for proposal. Whether or not Onvia is able to respond successfully to RFPs in the future will significantly impact its business.

Onvia cannot guarantee that it will win any bids in the future through the RFP process. Onvia also cannot guarantee that any winning bids will ultimately result in contracts because after the winning bid is identified, negotiations then occur between the winning party and the agency. Typically, these negotiations are over legal terms and conditions of the agreement, not price or delivery time. Onvia cannot guarantee the success of those negotiations. If negotiations fail, the agency is free to negotiate with other bidders or restart the RFP process. Onvia generates most of its revenue from vendors who pay fees to it in order to use its systems to sell goods and services to government agencies. If Onvia is unable to sign up governments to participate in its B2G network, then Onvia will be unable to secure revenue-generating agreements with new vendors and existing vendors may terminate their agreements with Onvia for its DemandStar by Onvia service.

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

Onvia may be unable to effectively combat use of its bid flow information for unauthorized redistribution

An increasing number of individuals and entities have been identified as having utilized Onvia’s bid flow information for unauthorized redistribution. Onvia has been and will continue to be aggressive about monitoring and combating such unauthorized use, and is considering technological avenues for blocking such users from its website. However, if Onvia fails to effectively combat such unauthorized use, Onvia’s business will be harmed.

Onvia’s operations may be adversely affected by earthquakes or extended power outages

Onvia’s corporate headquarters are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. Onvia does not know the ultimate impact on its operations of being located near major earthquake faults, but an earthquake could harm its operating results. The Pacific Northwest may also be subject to power shortages or outages. Power shortages or outages could cause disruptions to Onvia’s operations, which in turn may result in a material decrease in its revenues and earnings and harm its business. Onvia’s insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

Any settlement or claim awarded against Onvia as a result of the securities class action suit filed against Onvia could negatively impact its operating results

In the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits have been filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. These five suits were consolidated and the consolidated complaint was filed on April 19, 2002. The complaint charges defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On or around April 19, 2002, a consolidated complaint was filed and a lead plaintiff was appointed. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. Onvia intends to defend itself vigorously against these charges. The results of litigation proceedings are inherently unpredictable, however, and Onvia is unable to provide assurance regarding the outcome of these complaints or possible damages that may be incurred.

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

The performance of its web sites is critical to Onvia’s business and its reputation

Any system failure that causes an interruption in the service of Onvia’s business-to-government network or a decrease in its responsiveness could result in reduced activity and reduced revenue. Further, prolonged or ongoing performance problems on its web sites could damage Onvia’s reputation and result in the permanent loss of customers. In the past, system interruptions have made Onvia’s web sites totally unavailable, slowed their response time or prevented Onvia from making its service available to its customers, and these problems may occur again in the future.

As of June 2001, Onvia moved all of its web servers in-house at its corporate headquarters in Seattle, Washington from its previous off-site location at Exodus Communications. Onvia’s lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of its network web site service. Regardless of whether Onvia’s servers are maintained by Exodus or Onvia, Onvia’s backup systems may not be sufficient to prevent major interruptions to its operations. Onvia completed preliminary testing on its disaster recovery plan for the DemandStar system in the third quarter of 2002 and plans to perform additional tests on both the DemandStar system and the Onvia Guide system in the fourth quarter of 2002. In the first quarter of 2003, Onvia plans to move the disaster recovery sites to an offsite location and final testing will begin. The disaster recovery plan is not yet finalized, however. Onvia is currently in the process of diversifying its telecom carriers. Onvia may not have sufficient business interruption insurance to cover losses from major interruptions.

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

Interest Rate Risk

Onvia’s investment portfolio, if any, typically consists of money market funds, commercial paper, municipal securities and corporate debt securities with maturities of one year or less. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of September 30, 2002, Onvia considers the reported amounts of these investments to be reasonable approximations of their fair values.

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

Item 4.    Controls and Procedures

(a)
During the third quarter, in response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review, we implemented minor changes, primarily to formalize and document our existing procedures. We have designed our disclosure controls and procedures to ensure that material information related to Onvia, including our consolidated subsidiaries, is made known to our disclosure committee, including our principle executive officer and principal financial officer on a regular basis, particularly during the period in which the Report is being filed. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so within 90 days prior to the filing of this Report. We believe that our disclosure controls and procedures are operating effectively as designed.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. These five suits were consolidated and the consolidated complaint was filed on April 19, 2002. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On or around April 19, 2002, a consolidated complaint was filed and a lead plaintiff was appointed. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. Onvia intends to defend itself vigorously against these charges.

On February 21, 2001, Underground Utility Contractors of Florida, Inc. (a trade association) filed a lawsuit against the City of Tallahassee and DemandStar.com, Inc., a wholly owned subsidiary of Onvia. The suit was filed in the Second Circuit Court in Leon County, Florida. Underground’s complaint alleged that Tallahassee and DemandStar were violating the Florida Public Records Act. According to Underground, Tallahassee and DemandStar are charging members of the public more than the actual costs incurred in providing information on public bid opportunities and related public records stored in an electronic database used by Tallahassee. Underground seeks an injunction against such practices. On January 28, 2002, DemandStar’s motion for summary judgment was granted and the lawsuit was dismissed. On or around July 31, 2002, Underground filed an appellant’s brief. On October 7, 2002, DemandStar filed a responsive brief and is currently awaiting Underground’s reply brief. The appeal will be assigned to a three-judge merits panel for consideration and final disposition. Onvia intends to defend itself vigorously against this lawsuit.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)  Onvia’s annual shareholders meeting was held on July 11, 2002 in Seattle, Washington. (matters voted upon are incorporated by reference to Onvia’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002)

Item 5.    Other Information.

On September 24, 2002, William W. Ericson resigned as a Class III director of Onvia, leaving a vacancy on the Board of Directors. His resignation was not due to any disagreement with the Board or with the management of Onvia. The Board anticipates filling this vacancy as soon as is practicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1	(i)
Amended and Restated Certificate of Incorporation of the Registrant filed July 17, 2002. (incorporated by reference to Onvia’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002)

10.1		Second Amendment to Employment and Noncompetition Agreement with Clayton W. Lewis dated September 27, 2002

10.2		Third Amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002

99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended September 30, 2002:

On July 11, 2002 Onvia filed a Current Report on Form 8-K, reporting under Items 5 and 7, that the Company’s shareholders approved a 1-for-10 reverse stock split of all outstanding shares of common stock. The reverse split was effective upon the beginning of trading on July 17, 2002 and reduced the number of outstanding shares of Onvia’s common stock to approximately 7.6 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/S/ MICHAEL D. PICKETT
Michael D. Pickett Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer

Date: November 6, 2002