Form 10-K
period 2002-12-31
ONVIA COM INC
filed 2003-03-25
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant based on the closing price on March 1, 2003 as reported on the NASDAQ National Market, was approximately $9,645,995(1). The aggregate market value of the voting and nonvoting stock held by non-affiliates of the registrant, based on the closing price on June 28, 2002, as reported on the NASDAQ National Market, was $7,084,179(1) .

The number of shares of the registrant’s common stock outstanding at March 1, 2003 was 7,663,792.

(1)	Excludes shares held of record on that date held by directors, executive officers and greater than 10% stockholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management or the policies of the registrant.

ONVIA.COM, INC.

FORM 10-K

For the Year Ended December 31, 2002

PART I

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors” and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

ITEM 1.    BUSINESS

Overview

Onvia is a leading business-to-government (B2G) notification service for government agency buyers and business suppliers. The Onvia network alerts business suppliers of government contracts and helps government agencies inform and update suppliers electronically. Our network manages the distribution and report of bid requests from government agencies nationwide in the $600 billion federal, state and local government marketplace.

Our service makes it more efficient for companies of all sizes and industries to access and compete for these government opportunities. Business suppliers no longer have to scour newspapers, trade periodicals, or the Internet in search of government opportunities. Customers are automatically notified of and updated on government opportunities that match their business profile.

Our network efficiently matches government agency bid requests to suppliers of the requested commodity or service, saving time and money for agencies and businesses alike. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers. Increased bid competition drives costs down for government agencies, as well as lowering marketing and administrative expenses. Government suppliers can more efficiently keep up to date with public sector projects.

Agencies and suppliers also have access to our bid library that contains thousands of expired bids issued within the last 2 years. Information in our bid library helps agencies save time preparing new bid opportunities, and suppliers can use this library to analyze purchasing trends, identify potential future customers and access federal award information.

Onvia delivered positive results in 2002 and created the foundation for improved performance in 2003.

•	We grew annual government network revenue by 138% in 2002 to over $7.2 million;

•	We grew annual government network cash receipts by 116% in 2002 to approximately $8.2 million;

•	On a quarterly basis we reduced our operating expenses by 31% compared to the same quarter last year;

•	We grew our customer base to approximately 25,000 subscribing suppliers and 400 active government agencies.

•	We maintained our NASDAQ listing through a successful reverse stock split;

•	We maintained a strong balance sheet while distributing approximately $29.9 million to our shareholders in the form of a return of capital; and

•	We eliminated all obligations relating to the legacy business-to-business (B2B) business, with the exception of our idle lease facilities.

Key components of our strategy in 2003 are to further establish our leadership position and expand our market penetration in the B2G market, as well as achieve our current projections for cash flow profitability. Our current projection for cash flow profitability is the end of the second quarter of 2003. This guidance on cash flow profitability is dependent upon market adoption of our new premium award and bid pipeline information products over the next few months. If market adoption is less than our expectation, cash flow profitability could be delayed.

Our common stock trades on The NASDAQ National Market System under the symbol ONVI.

Industry Background

Government agencies spend over $600 billion annually on the procurement of a large array of goods and services. In an era of budget deficits, government agencies are pursuing methods of reducing the costs of procurement. Costs can be reduced through a more competitive bidding environment for procurement contracts and by reducing the cost of the bid notification and proposal process. The use of the Internet for the distribution of information can greatly improve the efficiency and timeliness of this process. Many organizations are adopting various Internet-focused strategies aimed at improving operating efficiencies and communications with trading partners and customers.

Two market segments that can greatly benefit from the Internet and online communication are businesses and government agencies. The Internet can improve profitability for both buyers and sellers with the appropriate choice of various Internet products and services. Businesses of all sizes can explore new sales opportunities and establish closer relationships with government purchasers through the Internet. The cross-section of these two market segments is one of great potential, given the substantial purchasing power existing between these markets.

The Government Procurement Market Opportunity

Procurement between businesses and government agencies, known as business-to-government, or B2G commerce, is a substantial market and is highly fragmented. The complexity in this market is due in part to the large number of government agencies and suppliers, the differing processes among agencies, and their significant obstacles to adopting advanced technologies and communication tools. According to the U.S. Census Bureau there were 87,849 local government agencies in the United States in 2002. The total local government agency figure is comprised of 3,034 counties, 19,431 municipalities, 16,506 townships, 13,522 school districts and 35,356 “special districts” which include focused agencies such as power districts and housing authorities.

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

Most businesses are continually striving to find new opportunities to maintain business growth. Public sector projects provide these businesses with reliable income, especially during difficult economic times.

Businesses with limited operational resources sometimes find it difficult to stay notified of government contracts that match their business.

Government agencies are challenged to make contract opportunities available to existing and potential new vendors to attract competing bids. Historically this process has taken place through expensive and time consuming traditional methods such as mailings, newspaper listings, postings in agency buildings or more recently, online and offline bid aggregation companies. The paperwork required for these processes can make government contracting frustrating for both the agency and its potential vendors.

The Internet and other technological advancements in hardware and software can ease many of these challenges. Automated processes can ease the process and reduce the costs to notify vendors of upcoming opportunities and to keep them updated of active projects. Electronic notification can also reduce the amount of time government suppliers devote to tracking new and current public sector projects.

Onvia’s Business Solution

Our solution is designed to meet the needs of businesses and government agencies. Through Onvia, businesses obtain leads for government contracting opportunities at the federal, state and local level. Our targeted solutions facilitate and enhance the relationship between businesses and their government agency customers.

Suppliers spend considerable time and resources discovering new government business opportunities and benefit from a service that aggregates and automates the searching and matching process for government leads.

Government buyers are faced with inefficient notification systems, which require significant paperwork and high costs associated with the procurement process. Our solution provides them with reduced operating costs, increased administrative efficiency, heightened competition and a network that enables them to notify businesses online.

As a recognized leader in the B2G market, we have been able to develop a unique set of proprietary tools and resources that include both supplier-side and buyer-side components. As the standard through which businesses and government agencies do business online, the goal of our B2G solution is to connect new and existing government suppliers with business opportunities from government agencies. The size and strength of our network allows suppliers and agencies to find better matches quickly, saving time and money.

As the leading source of government business opportunities for suppliers, we aggregate government leads from around the nation and provide suppliers with The Onvia Guide. The Onvia Guide provides subscribing suppliers with a daily listing of government business leads personalized for each supplier by their location and business category selections.

Our direct relationship with government agencies provides agencies with a suite of buyer tools that enable agency buyers to quickly create Requests for Proposals (RFPs), Request for Quotes (RFQs), and other requests for bids. In addition to lists and endorsements for direct marketing, the agency relationships provide a direct connection between suppliers and buying agencies, providing suppliers with bid documents and online response tools.

Product Description

Onvia’s Agency Solution

Onvia’s agency tools automate the process of RFP and RFQ creation, posting and document distribution. By providing agencies with online tools for creating templates for RFPs and RFQs, we help agencies eliminate many manual steps in the bidding process and increase the overall efficiency of their procurement process.

Onvia’s buyer tools consist of BidWire and QuoteWire. BidWire is a web-based tool set that provides agency buyers with a step-by-step template for creating and posting RFPs and other requests for bids. All posted bids are coded by the buyer and distributed to subscribing suppliers and supplemental agency suppliers. Some of BidWire’s features also include bid document distribution services and tools to update open RFPs and view a list of suppliers who have downloaded bid documents.

QuoteWire provides buyers requesting quotes with the same efficiencies as BidWire does for RFPs. All posted RFQs are coded by the buyer and distributed to subscribing suppliers and supplemental agency suppliers. Some of QuoteWire’s primary features include tools that allow the buyer to modify standard RFQ forms and create individual line items for each quote; a specialized version of the RFQ form whereby suppliers can input prices and other information; automatic tabulation of seller responses for comparison and award; and specific award notification to the selected supplier.

Our buyer tools provide agency buyers with numerous benefits. The online tools eliminate many manual steps traditionally found in the RFP and RFQ process. Agencies save time and money by outsourcing the bid package production and distribution to us. Also, by posting bids and quotes to a database of suppliers, buyers increase the number of businesses competing for their projects, which can drive contract prices down.

Onvia’s Government Supplier Solution

The business purpose of Onvia’s supplier tools is to provide government suppliers with real time access to procurement opportunities and bid specification documents and blueprints. Because our valuable solution is centralized into one online location, our customers are able to operate much more efficiently. Our database of new government revenue opportunities are organized by industry vertical and geography to better serve the specific needs of each subscriber.

Suppliers can subscribe to any combination of our Demandstar by Onvia service or The Onvia Guide publication to obtain government revenue opportunities quickly and cost-effectively. Our Demandstar by Onvia platform provides real-time RFP and RFQ postings from participating government agencies through our Bidwire and Quotewire tools. Also, subscribers can download bid documents directly from the network, saving time and money. Non-subscribers can also review new postings to the network, which offers them the ability to look for postings from specific agencies.

The Onvia Guide is an excellent alternative or complement to our Demandstar by Onvia offering. The Onvia Guide is a daily e-mail publication of business leads from more than 50,000 government-purchasing offices. The leads published daily to each subscriber are customized based upon the selected locations and categories of the customer.

During 2002, we solicited feedback from our customers to better understand how they value our services and what type of new products would provide them with additional value. As a result, we identified and introduced new value-added products including:

•	Geographically based products in all 50 states; including metros and regional segments of the country

•	Numerous new vertical products serving IT and Operations & Maintenance suppliers

•	In addition, we developed premium data products, which we launched in January of 2003;

The new premium data products requested by our customers include post-award information and pre-award bid data. The post-award information offers additional revenue opportunities for many suppliers and most specifically subcontractors. The pre-award bid data offers additional advantages to our subscribers that are interested in participating in the development of the bids and RFPs.

Strategy

We intend to continue to enhance our position as an electronic notification and document distribution service. Key elements of our strategy, which collectively aim to strengthen our competitive market position and financial performance, include:

•	Understanding customer needs. We are committed to intimately understanding the needs of our business customers and government agencies. Through direct customer interaction, tracking of industry trends, and development of flexible products and solutions we will be able to continue to meet the needs of our customer base and make the strategic adjustments necessary to compete effectively in this marketplace.

•	Increasing the quality and quantity of valuable content. We continue to pursue the development of value-added, premium content to our subscription offerings to generate more revenue opportunities for our subscribers. The addition of new value-added content should expand the applicability of our service to more business suppliers not currently served by our current products. Also, additional products will help us deliver a more complete and comprehensive product package to larger corporations which do business with the government. Consistent with this strategy, Onvia released new premium data products in January 2003, which include post-award data that broadens our market to subcontractors, and pre-bid data for customers interested in participating in the RFP development process. New and future value-added content will continue to positively impact our cash value per transaction and improve our subscriber retention rates.

•	Aggressively pursuing cost effective customer acquisition and retention strategies. We are driving customer acquisition through a combination of marketing initiatives that include direct sales to customers, a continued focus on customer service and the provision of services and information that meet our customers’ business needs. For example, we intend to continue working with our procurement clients to co-market to their established seller lists, with the goal of migrating their vendors to the Onvia solution.

•	Driving adoption of our higher value products. Subscribers to our higher value products, including premium data, receive the largest number of government leads specific to their business. As a result, these subscribers are typically the most satisfied with our services, which improves our subscriber retention rates. We seek to better serve our non-premium subscribers by migrating them into higher value products, if applicable, so our customers can fully realize the opportunities available in our expanded product offering. In return, we improve the retention and average cash value per transaction of our subscriber base.

•	Securing relationships with government agencies that procure products and services from business vendors. We seek to continue to attract and secure relationships with government agencies by leveraging our current relationships with procurement officers. We intend to use our broad seller base to help buying agencies decrease the cost of procurement through increased competitive efficiency and by raising the level of transparency in the marketplace.

•	Enhancing solutions for businesses and government agencies. Through continued expansion of the vertical markets covered, we increase the number of suppliers who are served by our products. By increasing the number of government agencies, we improve the quality of the product for all suppliers and decrease our customer acquisition cost.

•	Maintaining commitment to customer service. We continue to maintain a strong commitment to providing the highest level of customer service to our customers. We believe that investments in product functionality and customer support are rewarded with outstanding customer satisfaction and, therefore, higher retention rates and improved brand image.

Acquisitions

In 2001, we completed an acquisition of certain assets of ProjectGuides, Inc., as well as the acquisition of DemandStar.com, Inc. ProjectGuides focused on the seller side B2G platform, and DemandStar.com on the buyer side B2G platform, which has enabled us to establish a competitive position in the B2G market. The integration of both platforms was completed in September of 2001.

DemandStar.com, Inc.

In March 2001, we completed the acquisition of DemandStar.com, Inc., a leading provider of B2G e-commerce solutions. The acquisition provided us with a proven buyer side B2G platform, a well recognized set of online buyer tools and more than 270 signed agency buyers.

ProjectGuides, Inc.

In June 2001, we completed the acquisition of certain assets of ProjectGuides, Inc., one of the nation’s largest online bid gathering and distribution services. The assets included proprietary technology capable of aggregating large numbers of government requests for bids and quotes, as well as a sophisticated team of research associates responsible for the daily bid aggregation efforts. This acquisition established us as a leading provider of government bid and quote opportunities to businesses in the United States. Furthermore, it expanded our reach into the construction vertical—the largest market for government contracting at all levels—and encouraged our expansion into additional industry verticals.

The acquisition also allowed us to dramatically and cost-effectively increase the flow of bids through our online network, giving suppliers access to construction-related opportunities from public agencies at the local, state and federal levels. This acquisition helped us to deliver approximately 99,000 leads to our supplier network in 2001. In 2002, we delivered over 285,000 leads to our subscribers, a 188% increase over the prior year.

Customers

We serve two primary and distinct customer groups: businesses and government agencies.

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

Compared to traditional methods of finding leads for government business, our system not only saves time and money, but it is simple to use and has a variety of delivery mechanisms. We have developed highly efficient technology and business processes to gather and publish leads from more than 50,000 purchasing offices in all 50 states. By coding all aggregated leads and matching customers to leads through each customer’s profile, we automate the process. This makes it easier for suppliers to review and evaluate leads quickly. We can search further and wider than most suppliers can, illuminating sales opportunities that otherwise would not have been found.

Customers are delivered new leads via email on a daily basis. Published as The Onvia Guide, a professionally formatted lead report is personalized for each unique subscriber. It eliminates the need for suppliers to actively search out sources so customers no longer have to spend time searching multiple newspapers or making phone calls. Therefore, other subscriptions can be terminated and time normally spent on searching can be converted to billable hours or more productive sales efforts.

Our products level the playing field for small businesses, equipping them with the benefits of large and sophisticated sales and marketing research tools, improving their competitive position.

Government Agencies

Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. By using our solution, government agencies save time and money through the increased distribution of their RFPs and RFQs. In addition, the agency relationships provide a direct connection between suppliers and buying agencies, providing suppliers with bid documents and online response tools.

Sales Strategy

The primary objectives of our sales strategy are to increase our number of premium subscribers, and to continue to secure relationships with influential government agencies.

Supplier Sales.    Direct marketing provides leads for the inbound and outbound sales teams. Our inbound team receives incoming calls from direct marketing respondents and educates potential customers on the costs and benefits of our services. Our outbound team tracks leads and places outbound calls to convert non-subscribers, who are allowed to use the system to review new postings to the nework, into paying subscribers. In 2002 we reorganized our outbound sales team and divided it into three distinct teams targeting three separate size opportunities to better service our customers. The three teams are the Corporate Accounts team, the Major Accounts team and the Single Seat team. Each of these teams manages opportunities to ensure that the prospect receives the appropriate level of service and suite of product for the size of the prospect’s organization. By understanding our prospects before placing the call, our sales team can present solutions quickly and accurately.

Agency Relationships.    As of December 31, 2002, we had signed and activated approximately 400 government agencies nationwide. These relationships were established in key metropolitian areas such as the Silicon Valley, CA, Orlando, FL and Dallas, TX; with jurisdictions such as the City of San Jose and Sunnyvale, CA, City of San Antonio Purchasing, Housing Authority and Water System, TX, the City of Orlando and City of Sarasota, as well as the County of Sarasota. We will leverage our current partnerships to continue to secure additional relationships with government agencies.

Marketing Strategy

We target our marketing efforts towards the estimated one million businesses in the United States that currently contract for government work. We target vendors from participating agencies for our DemandStar product, and businesses in a variety of verticals for our Onvia Guides product. We acquire leads for our in-house sales force through direct marketing, including direct mail and e-mail.

In 2002, we focused our marketing efforts on generating leads to acquire higher value customers. These businesses range from small, localized architectural and engineering firms to larger nationwide construction companies.

We also devote significant marketing efforts towards generating repeat business from current or past customers. Marketing campaigns were engaged to increase the geographical coverage for current subscribers and reactivate expired accounts. In the past year, we also devoted additional resources toward customer retention in an effort to increase customer satisfaction and renewal rates.

Customer Service

We are strongly committed to a high level of customer service to increase customer satisfaction as a means to ensure retention and expansion of our customer base. Accordingly, in the past year we devoted additional resources toward the development of a well-trained customer service organization to assist and support customers via phone or email for our suite of products.

Technology

We support our operations and online solutions using an advanced technology platform designed to serve a large and rapidly increasing volume of web traffic in a reliable and efficient manner without critical failures. We designed our own proprietary core systems for customer interaction, web site design and hosting systems. Our systems have been designed to:

•	Provide fast, secure and uninterrupted visitor access to our web site;

•	Validate and process customer requests promptly and accurately;

•	Store large amounts of historical data;

•	Provide timely, comprehensive and accurate management-reporting capabilities;

•	Accommodate upgrades to tools and features on our web site;

•	Scale to accommodate growth in our operations; and

•	Provide redundancy in case of component system failures.

Our systems use a combination of proprietary technologies and commercially available licensed technologies. The backbone of our technology infrastructure consists of database servers running on Microsoft SQL Server 2000 database with Compaq hardware. The front end consists of multiple redundant web servers that are expandable as operations grow. We designed the system to scale easily to support rapid growth, as well as to sustain multiple failures by various components without downtime.

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at our corporate headquarters in Seattle, Washington. Our network operations personnel provide 24x7 monitoring and engineering support in a climate-controlled and physically secure environment. Our onsite data center has redundant communications lines from multiple Internet connectivity providers and has its own emergency power and backup systems. We also house all non-critical systems such as development servers, quality assurance servers, and internal network servers at our headquarters in Seattle.

In addition to maintaining responsibility for the technical architecture, security and uptime of our online solutions, our technology department works closely with the sales and marketing departments to ensure that customer feedback for new technology features is incorporated into new products and services.

Operations

We help businesses succeed by aggregating demand and providing a network where they can:

•	Get access to government procurement contract opportunities; and

•	Download business forms, worksheets, and productivity tools.

In order to provide these valuable solutions we must develop and maintain stable and secure operational processes. We believe that by continuing to provide additional solution functionality online to our users, by continuing to enhance our transactional processing capabilities and by continuing to improve our customer experience, we will significantly grow our B2G network.

Our online network enables government agencies to communicate their needs for any product or service the agency may require to qualified suppliers of the product or service. We formulate this need into a lead that is then filtered and routed to qualified suppliers of the product or service. Suppliers within our marketplace can evaluate the lead, respond to the agency with a quote, or request more information. A stronger and deeper relationship with all levels of government agencies is established for the vendors as part of this process.

Competition

The market for Internet-based products and services in the B2G arena is evolving and competitive. Competitors include Internet-based and traditional providers of B2G products and services to government agencies and businesses, our primary target markets.

Our current and potential competitors include, but are not limited to, the following:

•	B2G e-procurement systems providers such as AMS, Simplexis, Epylon, BidNet and SiCommnet;

•	Lead generation and bid matching companies such as FedMarket, BidLine, BidMain, GovernmentBids and True Advantage; and

•	Traditional companies who target specific verticals also covered by our services, such as McGraw-Hill and Contractors Register.

We may face additional competition in the future as well-funded companies look to develop new Internet-based product and service offerings in the B2G arena. The markets we compete in have relatively low barriers of entry, providing other companies with opportunities to quickly become more formidable competitors. In order to compete successfully, we must increase the value proposition of our products to create a loyal, recurring base of customers and agency users. To achieve this we must continually enhance our content and sources.

We believe that the principal competitive factors affecting our market include, but are not limited to, content, product quality and features, base of existing customers, base of active agencies, and customer service. In order to excel at these principal competitive factors more so than other competitors in our industry, we intend to maintain a superior understanding of our target customers, develop and strengthen relationships with new and existing agencies, offer superior value in our content and service offerings and sustain a more efficient operating model. We believe that our current product and service offerings compare favorably to similar service offerings available in the market today. The success of our business model hinges on key market assumptions, any one of which may not prove to be true, including the following:

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

Intellectual Property Rights

Our future success depends in part on our proprietary rights and technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We seek to protect our internally developed products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot ensure that any of our proprietary rights with respect to our e-marketplace will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

We license and will continue to license certain products integral to our services from third parties, including products which are integrated with internally developed products and used jointly to provide key content and services. These third-party product licenses may not continue to be available to us on commercially reasonable terms and we may not be able to successfully integrate such third-party products into our solutions.

We presently have no issued U.S. patents or U.S. patent applications pending and we have no current intention to file any U.S. patent applications. It is possible that we may not develop proprietary products or technologies that are patentable and that the patents of others will seriously harm our ability to do business.

We have registered trademarks in the United States for Onvia, the Onvia checkmark logo, DemandStar.com, DemandStar, Megadepot, Just Think What You Can Build, Quotewire, and Bidwire, and have filed a trademark application for e-Journal of Commerce. We also have trademark applications in Canada for Onvia, Onvia.com, and the Onvia checkmark logo. The trademark applications mentioned above are subject to review by the applicable governmental authority, may be opposed by private parties and may not issue.

Employees

As of March 1, 2003, we had 106 full-time employees working in the following departments: 56 in sales and marketing, 17 in research included in cost of sales, 23 in technology and development and 10 in general and administrative.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

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

We may be unable to maintain our listing on NASDAQ, which could cause our stock price to fall and decrease the liquidity of Onvia’s common stock

We previously received a delisting notification from NASDAQ due to NASDAQ’s $1.00 minimum bid price requirement. On July 17, 2002, the effective date of our 1-for-10 reverse stock split, Onvia’s stock closed at $2.15 and in the range of $2.05 and $2.58 during the following 10 consecutive trading days, exceeding NASDAQ’s $1.00 threshold, and on August 2, 2002 we received notification from NASDAQ that we had regained compliance with the Market’s listing requirements. Onvia’s stock traded in the range of $1.71 and $3.13 from August 2, 2002, the date of the NASDAQ notification, through March 3, 2003, with a closing price of $2.62 on March 3, 2003. If our common stock is delisted from trading on the NASDAQ National Market as a result of subsequent listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets”. Delisting of our common stock would result in limited release of the market price of the common stock and limited news coverage of Onvia and could restrict investors’ interest in the common stock. Also, a delisting could materially and adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing. In addition, if our common stock were not listed and the trading price of the common stock was less than $5 per share, our common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, Onvia’s common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Onvia’s common stock.

Our 1-for-10 reverse stock split may negatively impact our stock price and future operations and may threaten Onvia’s continued listing on the NASDAQ market

The 1-for-10 reverse stock split, which was effective upon the beginning of trading on July 17, 2002, reduced the total liquidity of Onvia’s stock. This reduced liquidity could have a negative impact on the price of our stock. The reduced number of shares, in combination with a lower stock price, could put Onvia at risk of violating the NASDAQ minimum market value requirement.

Our stock price is very volatile

The market price of Onvia’s common stock has fluctuated significantly and is expected to continue to fluctuate significantly in response to various factors, including:

•	actual or anticipated changes in governmental spending;

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations or new products or services by Onvia or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market values of other Internet or online service companies;

•	announcements of significant acquisitions, strategic relationships, joint ventures, capital commitments, dividends or cash distributions;

•	additions or departures of key personnel;

•	sales, repurchases or splits of our common stock;

•	general market conditions;

•	delisting from the NASDAQ National Market; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ National Market and the market for Internet and technology companies in particular, have experienced extreme price fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry conditions may materially and adversely affect our stock price, regardless of our operating performance.

Our principal stockholders, officers and directors own a controlling interest in our voting stock

Onvia’s officers, directors and stockholders with greater than 5% holdings beneficially own approximately 50.6% of our outstanding common stock. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options, warrants, or other convertible securities. As a result of this majority ownership, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

These stockholders and directors have substantial influence over Onvia’s management and its affairs.

The exercise of employee stock options could have a dilutive effect on current stockholders

In January 2003, our Board of Directors approved a one-time aggregate stock option grant of 400,000 options to active employees, excluding certain executives. The grant was based on an analysis of employee ownership in related industries. Our analysis revealed that, prior to the additional grant, Onvia was significantly below industry norms for employee participation in equity ownership. The additional grants vest ratably over a period of 48 months and contain provisions for accelerated vesting if certain change of control transactions occur. The exercise of a significant number of these options could have a dilutive effect to current stockholders and could negatively impact the price of Onvia’s stock.

We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, Onvia’s state of incorporation, can have the effect of making it difficult for a third party to acquire Onvia, even if doing so would be beneficial to our stockholders. These provisions include:

•	the classification of Onvia’s Board of Directors into three groups so that the directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our Board;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders; and

•	non-cumulative voting for the election of Directors.

In addition, on November 22, 2002, our Board of Directors adopted a Stockholders Rights Agreement, designed to protect stockholder interests in the event of an unsolicited takeover attempt by distributing one Preferred Stock Purchase Right for each outstanding share of Common Stock.

The cash distribution to our stockholders may negatively impact Onvia’s future operations and, consequently, our stock price

Our business has not yet generated retained earnings from which to pay dividends. However, in March, 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess capital to our stockholders. The distribution, in the amount of $29.9 million, occurred on May 3, 2002. The cash distribution may not leave us with adequate cash to pursue unidentified future merger and acquisition activities, to meet our lease obligations over the entire term of our lease if we do not reduce or eliminate this obligation, or to achieve our profitability goals.

Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating the monthly lease payments on our idle office space

We currently have approximately 78,000 square feet of idle office space in the Seattle area. As a result of the continuing economic slowdown, the current market for commercial real estate in Seattle is depressed. We have recorded a liability sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease this space at estimated current market rates in mid-2004 through the remainder of the lease terms. If the commercial real estate market in Seattle remains depressed and we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be harmed.

We may fail to develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

Our success depends in part upon our ability to rapidly establish our own products and services as the standard used by businesses that transact with governmental entities and agencies in the United States. In order to increase revenue in the future, we must continue to develop products and services that businesses, governments and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop products and services that allow us to attract, retain and expand our current subscriber base, our revenues and future operating results may be harmed. We cannot ensure that our products and services will appeal to a sufficient number of Internet users to generate continued revenue growth.

We may lose the right to the content that we distribute, which is provided to us entirely by governmental entities

We do not own or create the governmental content distributed to our vendors in the form of request for proposal and related information. We do not have an exclusive right to this content and we cannot ensure that these data sources will continue to be available in the future. Governmental entities could terminate their contracts to provide data or restrict the distribution of such data. The loss or the unavailability of our data sources in the future, or the loss of our right to distribute some of the data sources, would harm our business, operating results and financial condition.

We may not be able to maintain adequate bid flow to our customers if governmental agencies collectively reduce spending

If at any time governmental agencies reduce spending for an extended period of time, there may be a shortage of procurement bids flowing through our B2G network. If we cannot provide an adequate supply of government procurement bids to our subscribing suppliers, these customers may not renew their subscription to the service. The loss of our current and future subscribing suppliers would harm our business, operating results and financial condition.

Our ability to distribute bid flow and to effectively market to our customers is largely dependent on the proper functioning of our customers’ internet service providers

Some network administrators could flag and block emails from Onvia as “junk-email” or for other reasons. Excessive blocking of our emails would harm our marketing efforts and our business.

We may not be able to meet our projected renewal rates, which could hurt our growth and profitability

If we are unable to meet our projected renewal rates our projected growth and profitability will suffer. The loss of renewals from our current and future subscribing suppliers would harm our business, operating results and financial condition.

If we are unable to increase subscribership to our premium, higher priced products, our business will suffer

For our B2G network to succeed, we must continue to attract and retain subscribers to our premium, higher priced services. Subscribers to our premium services have higher average subscription prices (ASPs), higher renewal rates and provide greater lifetime value to the Company.

Our ability to grow our business depends in part on governments and businesses increasing their use of the Internet to conduct commerce, and the Internet’s capacity to support the demands of this growth

Our growth depends in part on increased use of the Internet by governments and businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for our services and products will be limited and our financial results may suffer.

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

We have changed strategy very quickly and if we fail to manage this change, our ability to increase revenue and achieve profitability will be harmed

We have rapidly and significantly accelerated our migration from an online reseller of services and products to a network for businesses and government agencies. This change has placed a significant strain on our employees, management systems and other resources and will continue to do so. If we do not execute this change effectively, our revenue may not grow as expected, and we may not achieve profitability.

Intense competition could impede our ability to gain market share and harm our financial results

The B2G e-commerce markets are new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Our business could be severely harmed if we are not able to compete successfully against current or future competitors. Although we believe that there may be opportunities for several providers of products and services similar to ours, a single provider may dominate the market. We expect that additional companies will offer e-commerce solutions in the future.

Our current and potential competitors include internet-based and traditional companies such as BidNet, TrueAdvantage, AMS, FedMarket, BidLine, Epylon, Simplexis, BidMain, McGraw-Hill, Contractors Register and other companies focused on providing services to government agencies.

Many of our current and potential competitors have longer operating histories, larger customer bases and/or greater brand recognition in business and Internet markets and significantly greater financial, marketing and technical resources than we do. Our competitors may be more successful than we are in developing their technologies, adapting more aggressive pricing policies and establishing more comprehensive marketing and advertising campaigns.

Our competitors may develop web sites that are more sophisticated than ours, with better online tools and service and product offerings superior to ours. For these and other reasons, our competitors’ web sites may achieve greater acceptance than ours, limiting our ability to gain market share and customer loyalty and to generate sufficient revenue to achieve profitability.

B2G network service platforms are at an early stage of development and market acceptance and may not prove to be viable

Broad and timely acceptance of our B2G network, which is critical to our future success, is subject to a number of significant risks. These risks include:

•	operating resource management and procurement on the Internet is a new market;

•	we need to significantly enhance the features and services of the network to achieve acceptance and scalability;

•	a significant number of business suppliers may not be willing to receive government procurement bids online;

•	a significant number of government agencies may not use our network or the Internet to notify business suppliers about potential procurement opportunities;

•	business customers may not provide Onvia data about themselves.

Although we expect to derive a significant portion of our future revenue from bid notification services, we have not yet fully evolved our revenue model for services associated with the network. The revenue associated with network services may be a combination of transaction and/or subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, we cannot predict whether these services will be commercially successful or whether they will adversely impact revenues. The Company will be seriously harmed if our B2G network model is not commercially successful.

Failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards and expectations could delay or hinder demand for, or market acceptance of, our products, which could hurt our growth and profitability.

To be successful, we must develop, test and deploy new products in a timely fashion that meet the usability expectations of the marketplace. Due to the importance of timely introduction of new products in the marketplace, we may release a product that contains defects. If we release a product that contains defects, or inadequate functionality and features, potential customers may become discouraged from using our products, and therefore harm our reputation and business. In addition, if market acceptance of these new products and subsequent renewals on these new products are not in line with our projections, our projected growth and profitability will suffer.

If we fail to expand our current technology infrastructure and network software system, it will be unable to accommodate our anticipated growth

To be successful, we must expand and develop our technology infrastructure and network software system. To maintain the necessary technology in the future, we must continue to expand and stabilize the performance of our web servers, optimize the performance of our network servers and ensure the stable performance of our entire network. We must improve, and potentially replace, our network software system to handle additional customers and to provide additional functionality. We may not be successful in our ongoing efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network traffic may discourage potential customers from using our network, and therefore harm our reputation and business.

We have a limited operating history, making it difficult to evaluate our business and future prospects

Onvia was incorporated in March 1997. We have been serving businesses since that time and have been focusing on including government agencies in our network only since April 2001. We have a limited operating history upon which an investor may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as e-marketplaces. We may not successfully address any of these risks. If we do not successfully address these risks, our business will be seriously harmed.

Prior to July 2001, we derived most of our revenue from product sales and transactions on our B2B exchange. We closed this business in 2001 for economic reasons, and subsequently, we generate revenue exclusively from our B2G network. Our revenues and associated costs from our B2G network are significantly lower following the closure of our B2B exchange. This decrease may have an adverse effect on our stock price.

We have incurred negative cash flows from operations in each quarter since inception. Under our current operating plan we expect to continue to incur significant negative cash flows for a portion of 2003

To increase revenue, we will need to continue to attract customers and suppliers to our network and expand our service offerings. Under our operating plan, it is also projected that we will continue to incur significant sales and marketing, technology and development, and general and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect our business, operating results and financial condition and may adversely affect the market price of our stock.

Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

We expect our revenue and operating results to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of our results between quarters. Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters. Other factors that may affect our quarterly results include those discussed throughout this section.

Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could harm our business and results of operations.

Our limited operating history and rapid growth make it difficult to assess the seasonal factors in our business. Nevertheless, we expect seasonal fluctuations in our business, reflecting a combination of seasonal trends for the services and products we offer and seasonal trends in the buying habits of our target business customers and government agencies.

We may not be able to keep up with rapid technological and industry changes

The Internet and online exchange markets are characterized by rapid technological change, frequent introductions of new or enhanced hardware and software products, evolving industry standards and changes in customer preferences and requirements. We may not be able to keep up with any of these or other rapid technological changes, and if we do not, our business will be harmed. These changes and the emergence of new industry standards and practices could render our existing web site and operational infrastructure obsolete. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. To be successful, we must enhance our web site responsiveness, functionality and features, acquire and license leading technologies, enhance our existing service and product offerings, and respond to technological advances and emerging industry standards and practices in a timely and cost effective manner.

We may face challenges that could prevent us from successfully integrating any future acquisition

In November 2002, we reengaged Broadview International, LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions and strategic partnerships. There are significant challenges to integrating any acquisition. Because integrating companies and technologies involves significant challenges and is a complex process, the anticipated benefits of a merger may not be achieved within the anticipated timeline, or at all. The challenges involved in integrations include:

•	retaining existing customers and strategic partners of Onvia and the acquired business;

•	retaining and integrating management and other key employees of both Onvia and the acquired business;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in our business focus;

•	combining service and product offerings quickly and effectively;

•	transitioning the business systems to a common information technology system;

•	persuading employees of both businesses that the business cultures of Onvia and the acquired business are compatible;

•	offering the services and products of Onvia and the acquired business to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	minimizing the potential disruption of both Onvia’s business and the acquired business and distraction of the companys’ management;

•	incorporating the acquired business’ technology, products and services into the product and service offerings of Onvia; and

•	controlling expenses related to the integration of the companies.

We may not succeed in overcoming these risks or any other problems encountered in connection with a merger. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business. If we do not successfully integrate any future acquired businesses, the market price of our common stock may decline and future operating results may suffer.

If a merger does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

We may make incorrect assumptions about potential acquisitions or mergers, such as the ability of the acquired businesses to secure additional business from government customers and vendors selling to those customers. Consequently, we may not achieve the forecasted benefits of the merger, including improved financial results, to the extent anticipated by us or by financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of our common stock may decline.

We have completed several acquisitions and may make future acquisitions, which may harm our operating results

We have completed several acquisitions and expect to continue making acquisitions designed to increase our customer base, broaden our offerings and market penetration and expand our technology platform. Our ability to integrate our past acquisitions is unproven. In addition, failure to successfully evaluate and execute future acquisitions may seriously harm our business. To evaluate and execute an acquisition successfully, we must:

•	properly evaluate the technology, personnel and customers;

•	accurately forecast the financial impact of the transaction, including transaction charges and professional expenses;

•	integrate and retain personnel;

•	combine potentially different corporate cultures; and

•	effectively integrate services and products, technology, sales, marketing and support operations.

If we fail to do any of these tasks, we may complete unsuccessful acquisitions, possibly resulting in adverse consequences to our business.

We currently intend to finance future acquisitions by using our common stock and/or cash for all or a portion of the consideration to be paid. In the event that our common stock does not maintain sufficient value, is delisted from NASDAQ or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to continue making acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings.

If regulations or legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

Our proprietary bid aggregation technology will be integral to our success. If the process of bid aggregation becomes regulated in the future and our process for acquiring government bids is no longer cost-effective, our business will be significantly harmed. If new regulations restricting our ability to charge a fee for public bid information are enacted, our business will be significantly harmed.

If government agencies require Onvia to provide the entire bid document to our subscribers, we would need to develop a new method of obtaining bid documents, and our business would be harmed

We provide our subscribers with a summary of the government bid notification and the required contact information, not the complete bid document. Government agencies could receive complaints from a potential business supplier about the lack of detail provided in the bid notification distributed by Onvia. The agencies could consequently require us to provide the complete document to our suppliers to eliminate any potential confusion during the bidding process. If this occurs, our current bid aggregation technology would not be adequate to achieve these requirements, and we would need to find a new method to accumulate the complete bid document for distribution to our subscribers.

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

As e-commerce evolves, federal, state, local and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for our services and offerings. Although many regulations might not apply to our business directly, we expect that laws regulating the collection or processing of personal or consumer information could indirectly affect our business. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce.

We may be unable to obtain future DemandStar by Onvia contracts through the request for proposal (RFP) process

Once a government decides to use our DemandStar by Onvia services, it sometimes involves a selection process that operates under special rules imposed by law applicable to government purchasing. These rules typically require open bidding by possible service providers like Onvia against a list of requirements established by governments under existing or specially created procedures generally involving RFPs made by governments.

To respond successfully to these RFPs, we must estimate the time and costs required to establish operations for the proposed government client and the likely terms of any other proposals submitted. We must also assemble and submit a large volume of information within the strict time schedule mandated by a request for proposal. Whether or not we are able to respond successfully to RFPs in the future will significantly impact our business.

We cannot guarantee that we will win any bids in the future through the RFP process. We also cannot guarantee that any winning bids will ultimately result in contracts, because after the winning bid is identified, negotiations then occur between the winning party and the agency. Typically, these negotiations are over legal terms and conditions of the agreement, not price or delivery time. We cannot guarantee the success of those negotiations. If negotiations fail, the agency is free to negotiate with other bidders or restart the RFP process. We generate most of our revenue from vendors who pay fees to us in order to use our systems to sell goods and services to government agencies. If we are unable to sign up governments to participate in our B2G network, then we will be unable to secure revenue-generating agreements with new vendors and existing vendors may terminate their agreements for our DemandStar by Onvia service.

Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation

Our network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in Onvia’s liability for related damages, and our reputation could suffer, thus deterring existing and potential customers from transacting business with Onvia. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems.

We intend to continue to implement industry-standard security measures, but we cannot ensure that the measures we implement will not be circumvented. The costs and resources required to alleviate security problems may result in interruptions, delays or cessation of service to our customers, which could harm our business.

We may be unable to effectively combat use of our bid flow information for unauthorized redistribution

An increasing number of individuals and entities have been identified as having utilized our bid flow information for unauthorized redistribution. We have been and will continue to be aggressive about monitoring and combating such unauthorized use, and are considering technological avenues for blocking such users from our website. However, if we fail to effectively combat such unauthorized use, our business will be harmed.

Our operations may be adversely affected by earthquakes or extended power outages

Our corporate headquarters are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. The Pacific Northwest, as with any other region, may also be subject to power shortages or outages. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and harm our business. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Onvia is defending against litigation matters as detailed in Item 3 below, including a shareholder class action. In such a lawsuit, we have directors and officers insurance of $30 million to cover defense costs and any award or settlement, less our self retention of $250,000. Other lawsuits described in Item 3 are not covered by our directors and officers insurance and any award or settlement resulting from such lawsuits may significantly impact our financial position and operating results. It is also possible that defense of these claims will result in a significant diversion of management attention.

The performance of our web sites is critical to our business and our reputation

Any system failure that causes an interruption in the service of our B2G network or a decrease in its responsiveness could result in reduced activity and reduced revenue. Further, prolonged or ongoing performance problems on our web sites could damage our reputation and result in the permanent loss of customers. In the past, system interruptions have made our web sites totally unavailable, slowed their response time or prevented us from making our service available to our customers, and these problems may occur again in the future.

As of June 2001, we moved all of our web servers in-house at our corporate headquarters in Seattle, Washington from their previous off-site location at Exodus Communications. Our lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of our network web site service. Regardless of whether our servers are maintained by Exodus or in-house, our backup systems may not be sufficient to prevent major interruptions to our operations, and our disaster recovery plan is not yet finalized. We completed second-round testing on our disaster recovery plans for the DemandStar and Onvia Guide systems in the fourth quarter of 2002 and plan to perform additional tests on both the DemandStar system and the Onvia Guide system in the first quarter of 2003. Our plans to move the disaster recovery sites to an offsite location for final round testing have been postponed pending the location of a suitable offsite facility. Onvia may not have sufficient business interruption insurance to cover losses from major interruptions.

Customers and visitors to our web site depend on their own Internet service providers, online service providers and other web site operators for access to our web sites. These providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Onvia’s systems.

Our services and products depend upon the continued availability of licensed technology from third parties

We license, and will continue to license, technology integral to our services and products from third parties. If we are unable to acquire or retain key third-party product licenses or integrate the related third-party products into our network services, our service and product development may be delayed. We also expect to require new licenses in the future as our business grows and technology evolves. We may not be able to obtain these licenses on commercially reasonable terms, if at all.

Our business will suffer if we are unable to hire and retain highly qualified employees

Our future success depends on our ability to identify, hire, train and retain highly qualified sales and marketing, technical, managerial and administrative personnel, especially those experienced in dealing with government agencies and businesses that serve government agencies. As we continue to introduce new services, products and features on our web site, and as our customer base continues to grow, we will need to hire qualified personnel. Competition for qualified personnel, especially those with Internet experience and experience in government procurement, is intense, and we may not be able to attract, train, assimilate or retain qualified personnel in the future. Our failure to attract, train, assimilate and retain qualified personnel could seriously disrupt our operations and could increase our costs as we would be required to use more expensive outside consultants.

Our executive officers, directors and key employees are critical to our business, and these officers, directors and key employees may not remain with the Company in the future

Our business and operations are substantially dependent on the performance of our senior management, directors and key employees, all of whom are employed on an at-will basis. The loss of Michael D. Pickett,

Chairman of the Board of Directors and Chief Executive Officer, Clayton W. Lewis, President and Chief Operating Officer, members of the Board of Directors or other key employees would likely harm our business.

We may require significant additional capital in the future, which may not be available on suitable terms, or at all

The expansion and development of our business may require significant additional capital, which we may be unable to obtain on suitable terms, or at all. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce or eliminate some or all of our advertising, marketing, engineering efforts, general operations or other initiatives.

We may require substantial additional funds to expand our marketing activities, to continue to develop and upgrade our technology and to make corporate acquisitions. If we issue convertible debt or equity securities to raise additional funds, our existing stockholders will be diluted.

ITEM 2.    PROPERTIES

Our headquarters are located in Seattle, Washington, where we lease approximately 79,000 square feet in three floors of a four-story office complex. Approximately 54,000 square feet of this building is currently idle. The lease expires in 2010.

We currently have approximately 19,000 square feet of idle office space in a former corporate facility for which the lease expires in 2006, and approximately 5,000 square fee of idle office space in Bellevue, Washington, acquired via our acquisition of Globe-1, for which the lease expires in 2005.

Our total idle office space is approximately 78,000 square feet. We are currently evaluating options to resolve the issue of our idle space, including looking for suitable tenants to sublease the space. We have recorded a liability sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease this space at estimated current market rates in mid-2004 through the remainder of the lease terms.

We are a sublessor of approximately 5,000 square feet of office space in Scottsdale, Arizona and approximately 5,000 square feet of office space in Vancouver, British Columbia.

ITEM 3.    LEGAL PROCEEDINGS

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. On or around February 19, 2003 the court denied most issuers’ motion to dismiss, along with Onvia’s. The parties are working towards two different settlement alternatives, one from the plaintiffs’ proposal and the other from the underwriters’ proposal. The substantial majority of the companies are in favor of the plaintiffs’ proposal. We have a $30 million Directors and Officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention. Onvia intends to defend itself vigorously against these charges.

On February 21, 2001, Underground Utility Contractors of Florida, Inc. (a trade association) filed a lawsuit against the City of Tallahassee and DemandStar.com, Inc., a wholly owned subsidiary of Onvia. The suit was filed in the Second Circuit Court in Leon County, Florida. Underground’s complaint alleged that Tallahassee and DemandStar were violating the Florida Public Records Act. According to Underground, Tallahassee and DemandStar are charging members of the public more than the actual costs incurred in providing information on public bid opportunities and related public records stored in an electronic database used by Tallahassee. Underground sought an injunction against such practices. On January 28, 2002, DemandStar’s motion for summary judgment was granted and the lawsuit was dismissed. On or around July 31, 2002, Underground filed an appellant’s brief. On February 18, 2003, oral arguments were heard by the appeals court and on February 27, 2003, the District Court of Appeals affirmed the lower court’s summary judgment in favor of DemandStar. The decision was issued without opinion. Under the Florida Constitution, the Supreme Court has no jurisdiction to review a District Court of Appeals decision without opinion, which means the matter is final.

On February 28, 2003, a purported class action suit was filed in the United States District Court for the Southern District of Florida against Onvia, Glenn S. Ballman, Mark T. Calvert, CSFB, Frank Quattrone and other members of CSFB’s Technology Group (CSFB Individuals), and approximately fifty companies where CSFB was either the lead or the co-lead underwriter of an IPO. The complaint charges CSFB and CSFB Individuals for violations of Section 12(a) of the Securities Act of 1933 and violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934. The complaint charges the Company for violations of Sections 10(b) and 20(a) of the 1934 Act, and charges Mr. Ballman and Mr. Calvert for violations of Section 15 of the 1933 Act and Section 10(b) of the 1934 Act. The complaint also alleges claims against CSFB and the Company under the common law theory of respondeat superior, and against all defendants based on common law theories of fraud, negligent misrepresentation, and under Florida’s Blue Sky laws. In essence, the complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s IPO price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The complaint seeks damages in an unspecified amount. We may attempt to transfer this lawsuit to the United States District Court for the Southern District of New York where the other IPO class action litigation is pending. The Company has submitted the claims to its directors and officers insurance carrier and intends to defend itself vigorously against these charges.

In March 2003, the former Chief Executive of Globe-1, Robert Gilmore, notified the Company that he has been served in two securities litigation lawsuits, one of which was filed directly against him and the other included Globe-1, Inc. and Onvia as co-defendants. Globe-1, Inc. is a Washington corporation that Onvia acquired in August 2000 and subsequently became a wholly owned subsidiary of Onvia. Mr. Gilmore seeks indemnification for legal defense costs and any potential future losses under the articles of incorporation of Globe-1 offered to officers of that company. Mr. Gilmore intends to defend himself vigorously against the claims filed in the underlying lawsuits. Onvia is still evaluating Mr. Gilmore’s right to indemnification, and any potential losses to Onvia as a result these lawsuits are not estimable at this time.

In addition, from time to time we are subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Reverse Stock Split

On July 11, 2002, Onvia’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements to common shares, share prices and per share amounts, including the cash distribution per share, have been restated for the stock split.

Market Information

Onvia common stock trades on the NASDAQ National Market under the symbol ONVI. The closing price of our common stock, as reported on the NASDAQ National Market on March 1, 2003, was $2.65 per share. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2001
First Quarter	$18.44	$6.56
Second Quarter	10.90	6.25
Third Quarter	7.50	3.40
Fourth Quarter	5.80	4.10

Year Ended December 31, 2002
First Quarter	$6.30	$3.60
Second Quarter	6.50	1.90
Third Quarter	2.58	1.70
Fourth Quarter	3.13	1.85

Holders

As of March 1, 2003, there were 620 holders of record of Onvia common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

In March 2002, Onvia’s Board of Directors approved a cash distribution of $3.90 per share, or approximately $29.9 million, to return excess capital to our stockholders. The distribution occurred on May 3, 2002.

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

Although we do not currently have plans to make additional cash distributions, our Board of Directors may decide to declare and pay a dividend to stockholders if it were to conclude that our cash resources exceed those required by our business in the future, and if it were to conclude that an additional cash distribution were in the best interests of our stockholders. However, stockholders should not assume that they will receive any cash distributions in the future.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about all equity compensation plans previously approved by security holders as of December 31, 2002. As of December 31, 2002, there were no equity compensation plans that were not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Amended and Restated 1999 Stock Option Plan(1)	576,378	$6.32	1,056,791
2000 Directors’ Stock Option Plan	28,000	$148.36	32,000
Acquired Stock Option Plans	2,111	$50.00	215,260

Total	606,489	$13.02	1,304,051

(1)	Each year, beginning in 2001 and ending in 2009, on the first day of the year the number of shares reserved for issuance under the 1999 Plan is automatically increased by the lesser of 320,000 shares; 4% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or a lesser number of shares as determined by the Board of Directors.

Recent Sales of Unregistered Securities

On March 5, 2001, in connection with the acquisition of DemandStar.com, Inc., we issued approximately 503,300 shares of our common stock. The exemption from registration relied upon for this transaction was Section 4(2).

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements and related notes of Onvia and our subsidiaries included in this and previous annual reports on Form 10-K, as well as the section of this and previous reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$7,234	$17,871	$147,567	$27,177	$1,037
Gross margin	5,885	6,980	(6,870)	(4,397)	(45)
Noncash stock-based compensation	1,340	3,058	8,018	10,463
Restructuring charges (including firstsource)	6,243	52,122	4,687
Total operating expenses (excluding non-cash stock-based compensation and restructuring)	18,964	60,802	106,854	27,965	624
Loss from operations	(20,662)	(109,002)	(126,429)	(42,825)	(669)
Net loss	(19,280)	(104,405)	(117,098)	(43,366)	(672)
Beneficial conversion feature			287	(14,007)
Cumulative effect of change in accounting principle	(16,468)
Net loss attributable to common stockholders	$(35,748)	$(104,405)	$(116,811)	$(57,373)	$(672)

Basic and diluted net loss per common share	$(4.66)	$(12.67)	$(17.40)	$(45.90)	$(0.80)

Basic and diluted weighted average shares outstanding	7,673	8,241	6,715	1,250	800

	December 31,
	2002	2001		2000		1999		1998
	(in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$38,603		$81,990		$159,147		$38,518		$45
Total assets (1)	47,198		115,379		241,076		50,279		180
Long-term debt including current portion			2,984		6,120		9,653
Total stockholders’ equity (deficit)	31,658		97,019		195,288		26,613		(792)
Cash distribution per share	$3.90	$		$		$		$

(1)	Reduction in total assets from 2001 to 2002 was primarily due to the corporate restructuring in 2001 and the cash distribution in 2002. See further discussion of restructuring charges and the cash distribution in Notes 9 and 16, respectively, to the Consolidated Financial Statements.

Selected Quarterly Financial Information

The selected quarterly financial data of Onvia and our subsidiaries set forth below for the quarters in the years ended December 31, 2002 and 2001, have been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial data in accordance with accounting principles generally accepted in the United States of America for the periods presented. Certain reclassifications of prior period balances have been made to conform to the current period presentation. The financial data for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations Data:
Revenue	$1,567	$1,702	$1,838	$2,127
Gross margin	1,192	1,283	1,528	1,882
Total operating expenses, including restructuring charges	5,057	5,278	4,989	11,223
Loss from operations	(3,865)	(3,995)	(3,461)	(9,341)
Net loss before cumulative effect of change in accounting principle	(3,460)	(3,590)	(3,112)	(9,118)
Cumulative effect of change in accounting principle(1)	(16,468)
Net loss attributable to common stockholders	$(19,928)	$(3,590)	$(3,112)	$(9,118)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.44)	$(0.47)	$(0.41)	$(1.19)

Basic and diluted net loss per share	$(2.59)	$(0.47)	$(0.41)	$(1.19)

Weighted average shares outstanding	7,741	7,655	7,642	7,652

(1)	We adopted SFAS No. 142 on January 1, 2002. As required under the Statement, we reviewed our goodwill for impairment by comparing the fair value of Onvia to the carrying value of the goodwill. Fair value was determined using the market capitalization of Onvia at January 1, 2002. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the first quarter of 2002.

	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share amounts)
Revenue	$11,852	$2,126	$2,644	$1,249
Gross margin	1,899	1,878	2,284	919
Total operating expenses, including restructuring charges	47,712	17,751	20,369	30,150
Loss from operations	(45,813)	(15,873)	(18,085)	(29,231)
Net loss	(43,975)	(14,539)	(17,176)	(28,715)
Net loss attributable to common stockholders	$(43,975)	$(14,539)	$(17,176)	$(28,715)

Basic and diluted net loss per share	$(5.18)	$(1.70)	$(2.11)	$(3.68)

Weighted average shares outstanding	8,460	8,543	8,151	7,796

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors” and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

Results of Operations

Overview

Onvia is a leading business-to-government (B2G) marketplace for government agency buyers and business suppliers. The Onvia network helps business suppliers secure government contracts and helps government agencies find suppliers online. Onvia’s network manages the distribution and reporting of bid requests from government agencies nationwide in the $600 billion federal, state and local government marketplace. Business suppliers no longer have to scour newspapers, trade periodicals, or the Internet in search of government opportunities. Our network efficiently matches government agency bid requests to suppliers of the requested commodity or services, saving time and money on both sides of the procurement process. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers. Increased bid competition drives costs down for government agencies, and lowers marketing and administrative expenses. Agencies and suppliers also have access to our bid library that contains thousands of expired bids issued within the last 2 years. Information in our bid library helps agencies save time preparing new bid opportunities, and suppliers can use this library to analyze purchasing trends, identify potential future customers and access federal award information.

Our B2G network consists of two complementary B2G products, DemandStar by Onvia and The Onvia Guide, which automate the process of request for proposal (RFP) and request for quote (RFQ) creation, posting and document distribution for agencies and allows business suppliers access to federal, state and local government agency procurement opportunities nationwide.

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to bid requests from approximately 400 signed government agencies. Bid requests from agencies are supplemented by bids aggregated via our dedicated in-house research team. Subscribers have access to agency bid requests by commodity or location, and to our library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

The Onvia Guide

Our proprietary Onvia Guide service allows business users the opportunity to participate in government procurement contracts in 215 business categories over six vertical markets. The vertical markets currently served are:

•	Architectural, Engineering and Environmental Services

•	IT / Telecom

•	Consulting Services

•	Construction Services and Building Supplies

•	Operations and Maintenance Services

•	Transportation

Subscription revenues from The Onvia Guide are generated from monthly, quarterly and annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription. In October 2002, we discontinued our monthly product, but will continue to renew and service our existing monthly subscribers. We added a quarterly product in August 2002. This product will provide customers with a longer initial period to experience the value of the product through increased lead flow.

We currently have approximately 25,000 subscribing business suppliers to whom we published approximately 285,000 bids in 2002, compared to approximately 99,000 bids in 2001. Our subscriber count has remained relatively flat compared to 2001, which reflects our efforts to grow our premium subscribers at the expense of lower value customers.

Premium Subscribers

Over the last six months of 2002 we directed our marketing and sales activities to sign and retain customers that meet our premium profile. Premium subscribers are defined as customers with higher average revenue and higher retention, and include national, regional and state subscribers. Premium subscribers receive more government leads, directly leading to higher customer satisfaction and retention rates. Our focus on acquisition and retention of these premium customers should continue to positively impact our average cash value per subscriber. Our premium subscribers represented over 40% of our total subscriber base in the fourth quarter of 2002, compared to 26% in the fourth quarter of 2001.

During 2002 we introduced new state, regional and metro-area products designed to expand our geographic offerings, and tailored to attract new premium subscribers and increase average cash value per transaction.

During the fourth quarter of 2002 we recorded over 9,800 new and repeat transactions, compared to 12,000 in the same quarter in 2001, a decrease of 2,200 transactions reflecting our focus on acquiring premium subscribers and the discontinuation of our monthly product. We increased our average cash value per transaction to $215 in the fourth quarter of 2002, compared to $130 in the first quarter of 2002, an increase of 65%. This increase in cash transaction value demonstrates the success we’ve seen in acquiring new premium customers and upgrading our existing customers to premium products.

Premium Data

In January 2003, we introduced premium data products, which include post-award and pre-award bid data. The post-award information offers additional revenue opportunities for many suppliers and most specifically subcontractors. The pre-award bid data offers additional advantages to our subscribers that are interested in participating in the development of the bids and RFPs. We anticipate that the addition of premium data will positively impact our average cash value per subscriber.

Agency Adoption

We added 29 new agencies in 2002 and increased the number of agency submitted bids by 8% over 2001. We expect that growth in the number of agencies utilizing our service will be relatively modest in the near term as the Company becomes more targeted in the signing of new agencies in specific geographic regions.

Corporate Customers

We also target corporate customers to adopt our bid notification product. Corporate customers include larger companies who purchase multi-seat licenses for daily lead notification, or purchase Onvia data for redistribution to their employees or customers, or for remarketing their own products. During 2002 we signed a 5-year contract with a new corporate customer, with an aggregate value of approximately $2 million, to provide Onvia data for redistribution. The contract can be terminated for any reason by either party after a period of 24 months upon 6 months written notice. We also renewed an existing corporate customer for an additional two years for an aggregate value of approximately $500,000 in February 2003.

2002 was the first year we exclusively focused on our B2G operations. In view of the significant changes in the nature of our business, we believe that a historical comparison of revenue and operating results is not necessarily meaningful and should not be relied on as an indication of future performance. This is particularly true of companies such as Onvia that operate in new and rapidly evolving markets. As a result, Onvia’s prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. See “Risk Factors” for a more complete description of the many risks Onvia faces.

Recent Developments

In March 2002, our Board of Directors approved a cash distribution of $3.90 per common share, or approximately $29.9 million, to return excess capital to Onvia’s stockholders. The distribution occurred on May 3, 2002.

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

In May 2002, we were notified by NASDAQ that our common stock had failed to maintain a minimum closing bid price of $1.00 per share during the 90 day period ending on May 15, 2002 as required by NASDAQ Marketplace Rule 4450, and that our common stock would be delisted if, by May 24, 2002, we did not either transfer our listing to the NASDAQ Small Cap Market or file an appeal to the NASDAQ Listing Qualification Panel. As a response, on May 17, 2002, we filed an appeal before the NASDAQ Listing Qualifications Panel and proposed a one-for-ten reverse stock split to remain listed on the NASDAQ National Market.

On July 11, 2002, Onvia’s stockholders approved the one-for-ten reverse stock split to bring the Company’s share price above the $1.00 minimum trading price required for continued NASDAQ listing and to create a stock price more suitable for attracting new investors, including institutional investors. The stock split was effective on July 17, 2002.

On August 2, 2002, we received notification from NASDAQ that the Company had demonstrated a closing bid price of at least $1.00 per share as required by NASDAQ and, therefore, NASDAQ made the determination to continue the listing of Onvia’s securities on the NASDAQ National Market and to close the hearing file.

On October 10, 2002, DGR Enterprises (DGR), a group including the founder and former chief executive officer of Onvia, made an unsolicited offer to buy the Company for $2.75 per share in cash. The offer was rejected by our Board of Directors on October 18, 2002. On November 14, 2002, DGR revised their offer to buy the Company to $3.50 per share. Because of our ongoing review of all of our strategic alternatives for maximizing stockholder value, our Board of Directors chose not to respond to this offer by the scheduled expiration date and the offer expired on December 6, 2002.

On October 21, 2002, our Board of Directors unanimously consented to amend the guidelines for compensation of Outside/Independent Directors. Under the amended guidelines, each Board member that is an outside, independent, non-employee Director will receive an annual grant of 5,000 options under the Amended and Restated 1999 Stock Option Plan (“1999 Plan”) upon the Director’s anniversary date. It was further resolved that Outside/Independent Directors will be entitled to quarterly payments of $5,000 if such person attends every Board meeting during the quarter (or $4,000 per quarter if such person attends every Board meeting during the quarter via teleconference or audio conference). A prorated portion will be paid if all meetings during the quarter are not attended. Currently, Jeffrey Ballowe is Onvia’s only outside, independent, non-employee Director being compensated.

On November 22, 2002, our Board of Directors adopted a Stockholders Rights Plan (“Rights Plan”) designed to protect shareholder interests in the event of an unsolicited takeover attempt. Pursuant to the Rights Plan, our Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock, $0.0001 par value, of the Company. The rights become exercisable on the earlier of: (i) the date of public announcement by the Company or by any person or group that such person or group has acquired beneficial ownership of 25% or more of the Company’s outstanding common stock, or (ii) the tenth business day (unless otherwise extended by the Board) following the commencement, or announcement of an intention to commence, by any person or group, of a tender or exchange offer which would result in such person owning 25% or more of the Company’s outstanding common stock. The rights expire upon the earlier of (i) ten years after the date of issuance, or (ii) redemption or exchange by the Company. The rights are redeemable at a price of $0.01 per right, by the vote of the Company’s Board of Directors. The issuance of the rights has no dilutive effect, will not affect our reported per share operating results, is not taxable to the Company or to the stockholder and does not change the way in which Onvia stock can be traded. The rights themselves do not entitle the holder thereof to any rights as a stockholder, including, without limitation, voting rights or to receive dividends. The distribution occurred on December 6, 2002.

We continue to identify and review potential strategic alternatives that may increase equity value for our stockholders. In November 2002, we reengaged Broadview International, LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions and strategic partnerships.

Acquisitions

ProjectGuides, Inc.

On June 11, 2001, we acquired the technology and certain assets of ProjectGuides, Inc. (ProjectGuides) to complement our B2G network. Additionally, we employed 20 former ProjectGuides employees. The acquired technology enhanced our ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. We accounted for this transaction as a purchase. Accordingly, ProjectGuides’ results of operations are included in our combined results from the date of acquisition, and goodwill of $750,000 was recorded for the purchase price in excess of the assets acquired. As a result of completing the initial impairment test as of January 1, 2002, in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the goodwill associated with this purchase was written off and is recorded as a cumulative effect of a change in accounting principle in the year ended December 31, 2002.

DemandStar.com, Inc.

On March 5, 2001, we acquired DemandStar.com, Inc. (DemandStar). The acquisition of DemandStar complemented our B2G network offerings and expanded our customer base. We accounted for this acquisition as a purchase business combination. Accordingly, DemandStar’s results of operations are included in our combined results from the date of acquisition, and goodwill of $20.4 million was recorded for the purchase price in excess of the assets acquired. As a result of completing the initial impairment test as of January 1, 2002, in accordance with the adoption of SFAS No. 142, the goodwill associated with this purchase was written off and is recorded as a cumulative effect of a change in accounting principle in the year ended December 31, 2002.

Partnership Agreements

Visa USA Inc.

In July 2000, we entered into a custom co-branded site agreement with Visa USA Inc. (Visa) to create VisaBusiness.com, a website specifically designed to help Visa’s small business cardholders earn incremental revenue through the use of our B2B exchange services. As part of the agreement, Visa also promoted the co-branded site to its Member Banks. Visa agreed to make annual fixed payments totaling approximately $7.3 million to Onvia over the three year term of the agreement, not including annual sponsorship fees or Member Bank fees. Due to the nature of the service, we recognized the license revenue on a straight-line basis over the term of the agreement.

On July 10, 2001, Onvia and Visa mutually agreed to terminate our custom co-branded site agreement effective June 30, 2001. We recognized the remaining $1.8 million in deferred revenue relating to the Visa agreement as revenue in the quarter ended September 30, 2001. For the years ended December 31, 2002, 2001 and 2000, we recognized approximately $0, $3.2 million and $1.3 million in revenue, respectively.

Significant Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are our most critical accounting policies and estimates.

Revenue Recognition

Subscription revenues are generated from monthly, quarterly and annual subscriptions for our services. In October 2002 we discontinued our monthly product, but we will continue to renew and service our existing monthly subscribers. Subscription revenue is amortized over the term of the service provided. Unearned revenue at December 31, 2002 consists of payments received for prepaid annual and quarterly subscriptions whose terms extend into 2003.

Prior to the closure of our B2B website, we also generated revenue from the sale of computer and office products. Product revenue was recognized upon receipt of product by the customer, including any shipping and handling billed to the customer. We acted as principal in those transactions because orders were initiated directly on our website, we took title to the goods during shipment, and had economic risk related to collection, customer service and returns. In conjunction with the product outsourcing agreement effective January 7, 2001, these risks were transferred to firstsource corp. (firstsource). We closed the B2B website later in 2001. Revenues from licensing technology, exchange services and advertising were recognized when the transaction occurred, ratably over the duration of the placement, or over the term of the agreement, as appropriate.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance, both in total and as a percentage of total accounts receivable, has decreased from 2001 to 2002. The decrease is primarily because we have experienced higher collections on our government network subscriptions than we had estimated at December 31, 2001. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain customers may be affected.

Lease Obligations

In conjunction with the closure of our Canadian operations and B2B exchange and the elimination of our outside sales force, we recorded a charge during 2001 to accrue rental payments on our idle office space leases through December 2003. We periodically review the adequacy of our estimates and due to the depressed commercial real estate market and the continued softening of sublease rates in Seattle we determined that an additional accrual was necessary. In 2002 we recorded an additional net reserve of $6.2 million. This additional accrual covers our remaining contractual obligations assuming that we will sublease our idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010. We currently have approximately 78,000 square feet of idle office space in the Seattle market. At December 31, 2002, the total accrual related to future lease payments and estimated broker fees on our idle office space was $10.1 million. The obligation for office space under lease, which includes the $10.1 million accrual, exceeds $20 million. Should it take longer to sublease the excess office space or should the sublease amount be lower than our estimates, the actual cost could exceed the amount accrued.

Goodwill

As provided by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, we recorded an impairment of goodwill of $26.2 million in 2001 associated with the closure of our web hosting business, the elimination of our outside sales force and the discontinued use of an acquired technology. During the year ended December 31, 2001, we recorded an additional impairment of goodwill in the amount of $1.1 million as a reduction of accounts payable related to a prior acquisition.

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As required under the Statement, when applicable, we will continue to amortize intangible assets with finite lives and we have ceased the amortization prospectively on goodwill upon adoption of the Statement.

We completed our initial impairment assessment of the goodwill by comparing the fair value of Onvia to its carrying value. Fair value was determined using the market capitalization of Onvia at January 1, 2002. This impairment test is required to be performed upon adoption of SFAS No. 142 and at least annually thereafter. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the amount of $16.5 million.

Contractual Obligations

Future required payments under contracts, excluding operating expenses, are as follows for the years ending December 31:

Operating Leases
2003	$3,091,568
2004	3,053,401
2005	2,922,765
2006	2,771,120
2007	2,489,756
Thereafter	5,858,575

$20,187,185

All debt obligations were paid in full at December 31, 2002.

Years Ended December 31, 2002 and 2001

We had a net loss attributable to common stockholders of $35.7 million for the year ended December 31, 2002, or a loss of $4.66 per share, compared with a loss of $104.4 million, or a loss of $12.67 per share, for the year ended December 31, 2001.

Revenue.    Government network revenue was $7.2 million for the year ended December 31, 2002 compared to $3.0 million for the year ended December 31, 2001. The increase in government network revenue was primarily due to the acquisition of DemandStar and ProjectGuides in mid-2001, compared to a full year of operations in 2002. In 2002 we also increased our B2G revenue by focusing on premium subscribers and renewing existing subscribers to higher value products.

Exchange and other revenues were $0 in 2002, compared to $6.4 million in 2001. Product revenues were $0 in 2002, compared to $8.4 million in 2001. With the closure of our B2B exchange in 2001, we no longer generate exchange or product revenue.

Gross Margin (Loss).    Gross margin from government network revenues increased to 81.4% for the year ended December 31, 2002 from 70.4% for the year ended December 31, 2001. Our cost of sales are relatively fixed; as a result, gross margin from B2G revenue increased due primarily to an increase in B2G revenue as described above, and efficiencies gained in our first year of exclusive B2G operations. Our cost of sales, while relatively fixed, may vary in direct relationship to the number of new products we offer. Gross margins from business exchange and product revenues were 0% in 2002, compared to 32.6% in 2001. With the closure of our B2B exchange in 2001, we no longer generate exchange or product revenue or incur costs associated with those activities. Total gross margin was 81.4% for the year ended December 31, 2002 compared to 39.1% for the year ended December 31, 2001. The improvement in overall gross margin is due primarily to the closure of our product sales operations and efficiencies gained in our first full year of exclusively B2G operations. Our product sales operations were eliminated in conjunction with the closure of our B2B exchange in July 2001.

Sales and Marketing.    Sales and marketing expenses were approximately $9.7 million for the year ended December 31, 2002, compared to $24.9 million for the year ended December 31, 2001. The decrease in sales and marketing expenses is primarily due to a decrease in advertising expenditures related to B2B promotions and reductions in headcount due to the closure of our B2B website and product sales organization and the elimination of our outside sales force.

Technology and Development.    Technology and development expenses were $5.5 million for the year ended December 31, 2002, compared to $14.9 million for the year ended December 31, 2001. The decrease in technology and development expenses is due primarily to reductions in headcount resulting from the closure of our B2B website and product sales organization.

General and Administrative.    General and administrative expenses were $5.1 million for the year ended December 31, 2002, compared to $8.5 million for the year ended December 31, 2001. The decrease is primarily attributable to the elimination of payroll related expenses resulting from decreases in administrative personnel and decreases in legal, professional and recruiting fees resulting from cost saving measures.

Restructuring Charges.    During the year ended December 31, 2002, we recorded net restructuring charges of $6.2 million, compared to $49.3 million for the year ended December 31, 2001.

In March 2001, we implemented plans to license our Canadian operations and close our web hosting business as a part of our overall strategic initiative to reduce costs and focus on our B2G network. As a result of these plans, we recorded a restructuring charge related to the elimination of these operations of approximately $24.3 million.

Goodwill impairment is the charge to expense of goodwill acquired in the acquisition of the hosting business. Asset writedowns are the estimated charges to record the impaired assets of the hosting and Canadian operations to their net realizable value. The impaired assets consisted primarily of fixed assets and capitalized software used in our hosting operations, operating assets used in our Canadian operations, and assets idled in January 2001 as a result of the outsourcing of our product sales operations. Real estate costs included contractual obligations on lease arrangements and estimated broker fees.

Employee separation costs included severance payments, health-care coverage and employment taxes for 22 employees in the United States and 17 employees in Canada. Of these terminated employees, 25 were in sales and marketing, 7 were in technology and development and 7 were in general and administrative. In addition, we accelerated the vesting on approximately 15,700 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $88,000, and we recovered approximately $221,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

In July 2001, we implemented plans to further reduce corporate spending and focus on our B2G network. As a result of this strategic initiative, we announced the shutdown of our B2B exchange and the relocation of our Florida development operations to Seattle. We recorded a restructuring charge related to the elimination of these operations of approximately $6.3 million.

The impaired assets consisted primarily of fixed assets and capitalized software used in our B2B exchange and redundant operating assets used in our Florida operations.

Our initial estimate for real estate and other exit costs included contractual obligations on lease arrangements and estimated broker fees through June 2002.

Employee separation costs included severance payments, health-care coverage and employment taxes for 125 affected employees. Of these terminated employees, 70 were in sales and marketing, 50 were in technology and development, and 5 were in general and administrative. In addition, we accelerated the vesting on approximately 51,900 stock options and shares of nonvested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $276,000. We recovered approximately $462,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

In 2001, we implemented plans to further reduce our cost structure. As a result of this initiative, we announced the elimination of our outside sales force and the reduction of development resources and staff in other selected departments. We recorded a restructuring charge related to the elimination of these operations of approximately $18.7 million.

Goodwill impairment is the charge to expense of goodwill acquired in the acquisition of Globe-1’s outside sales force and the assembled work force of DemandStar. Our initial estimate for real estate and other exit costs included contractual obligations on lease arrangements for our idle office space for the period July 2002 through December 2003.

Employee separation costs included severance payments, health-care coverage and employment taxes for 41 affected employees. Of these terminated employees, 25 were in sales and marketing, 11 were in technology and development, and 5 were in general and administrative. In addition, we accelerated the vesting on approximately 12,900 stock options, which resulted in an additional noncash stock-based compensation charge of approximately $3,000. We recovered approximately $60,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

The following table displays the restructuring costs incurred in 2001 by type (in thousands):

Goodwill impairment	$26,196
Asset writedowns	9,464
Real estate and other exit costs	9,089
Employee separation costs	4,520

$49,269

Accrued real estate costs at December 31, 2001 included contractual obligations on lease arrangements for our idle office space through December 31, 2003. We periodically review the adequacy of our estimates and due to the depressed commercial real estate market and the continued softening of sublease rates in Seattle we determined that an additional accrual was necessary. In 2002 we recorded a net additional reserve of $6.2 million, which covers our contractual obligations on our lease arrangements and estimated broker fees for our idle lease space assuming that we will sublease our idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010.

Employee separation costs in 2002 include severance payments, benefit payments and related employment taxes for 5 affected employees. Of these terminated employees, 4 were in technology and development and 1 was in sales and marketing. We recovered approximately $37,000 in non-cash stock based compensation expense on the termination of unvested stock options held by separated employees.

Estimated real estate and other closing costs and employee separation costs in 2002 were offset by the reversal of a $350,000 contingency relating to the Hardware.com acquisition.

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2002 (in thousands):

	Accruals at December 31, 2000	2001 Charges	Amounts Paid	Accruals at December 31, 2001	2002 Charges(1)	Amounts Paid	Accruals at December 31, 2002

Real estate and other exit costs	$179	$9,089	$(2,356)	$6,912	$6,553	$(3,354)	$10,111
Employee separation costs	1,756	4,520	(4,448)	1,828	40	(1,792)	76

	$1,935	$13,609	$(6,804)	$8,740	$6,593	$(5,146)	$10,187

(1)	This additional accrual was offset by the reversal of a $350,000 contingency related to the Hardware.com acquisition.

The remaining restructuring liability will be paid through 2010.

Firstsource Charge.    As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for our website through April 2001, we recorded a charge of approximately $2.8 million in the period ended March 31, 2001, which consists primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

Interest Income and Other, Net.    Net interest and other income was approximately $1.4 million for the year ended December 31, 2002, compared to approximately $4.6 million for the year ended December 31, 2001. The decrease is due to lower prevailing interest rates and our lower cash balance held in interest bearing accounts during the year ended December 31, 2002.

Noncash Stock-based Compensation.    We record unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of our common stock and the exercise price of the options. For non-employee options, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. Unearned stock compensation was approximately $410,000 and $1.8 million at December 31, 2002 and 2001, respectively. We recorded $1.4 million of net noncash stock-based compensation expense for the year ended December 31, 2002, compared to $3.1 million for the year ended December 31, 2001. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill.    Amortization of goodwill was $0 for the year ended December 31, 2002 compared to $15.5 million for the year ended December 31, 2001. We acquired DemandStar.com, Inc. in the first quarter of 2001 and ProjectGuides, Inc. in the second quarter of 2001. We accounted for these acquisitions as purchase business combinations. As a result of these transactions, we initially recorded goodwill of $21.2 million, which was being amortized on a straight-line basis over three years from the date of the respective acquisition. Goodwill, net of amortization, was $0 and $16.5 million at December 31, 2002 and 2001, respectively. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As required under the standard, when applicable, we will continue to amortize intangible assets with finite lives and we have ceased the amortization prospectively on goodwill upon adoption of the standard. We completed our initial impairment assessment of the goodwill by comparing the fair value of Onvia to its carrying value. Fair value was determined using the market capitalization of Onvia at January 1, 2002. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the amount of $16.5 million.

Provision for Income Taxes.    We have incurred net operating losses from March 25, 1997 (inception) through December 31, 2002, and therefore have not recorded a provision for income taxes. As of December 31, 2002 and 2001, we had net operating loss carryforwards for tax purposes of $229.1 million and $211.7 million, respectively. These loss carryforwards are available to reduce future taxable income and expire at various dates beginning in 2017 through 2022. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Years Ended December 31, 2001 and 2000

We had a net loss attributable to common stockholders of $104.4 million for the year ended December 31, 2001, or a loss of $12.67 per share, compared with a loss of $116.8 million, or a loss of $17.40 per share, for the year ended December 31, 2000.

Revenue.    Government network revenues were $3.0 million for the year ended December 31, 2001 compared to $230,000 for the year ended December 31, 2000. The increase over 2001 is the result of the official introduction of the B2G network to our website in the quarter ended June 30, 2001. Exchange and other revenues were $6.4 million and $3.3 million for the years ended December 31, 2001 and 2000, respectively. The increase in exchange revenues was due primarily to nonrecurring license revenue of $1.8 million from the termination of the Visa co-branding agreement. Product revenues were $8.4 million and $144.0 million for the years ended December 31, 2001 and 2000, respectively. With the closure of our B2B exchange in 2001, we no longer generate exchange or product revenues.

Gross Margin (Loss).    Gross margin from exchange and other revenues declined to 85.8% for the year ended December 31, 2001 from 100.0% for the year ended December 31, 2000. Gross margin from exchange and other revenue decreased beginning in March 2001 due to the addition of our B2G network, which has bid aggregation and document fulfillment costs included in cost of revenues. Total gross margin was 39.1% for the year ended December 31, 2001 compared to negative 4.7% for the year ended December 31, 2000. The improvement in overall gross margin is due to the closure of our product sales operations. Our product sales operations were eliminated in conjunction with the closure of our B2B exchange in July 2001.

Sales and Marketing.    Sales and marketing expenses were approximately $24.9 million for the year ended December 31, 2001, compared to $67.2 million for the year ended December 31, 2000. The decrease in sales and marketing expenses is due to a decrease in advertising expenditures related to B2B promotions, reductions in headcount due to the closure of our B2B website and product sales organization, and the elimination of our outside sales force.

Technology and Development.    Technology and development expenses were $14.9 million for the year ended December 31, 2001, compared to $28.3 million for the year ended December 31, 2000. The decrease in technology and development expenses is due to reductions in headcount resulting from the closure of our B2B website and product sales organization.

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

Restructuring Charges.    During the year ended December 31, 2001, we recorded restructuring charges of $49.3 million, compared to $4.7 million for the year ended December 31, 2000.

In 2000, we implemented a reorganization plan in accordance with EITF Issue No. 94-3 designed to maximize operational efficiencies and reduce operating costs. As part of this plan, we reduced our workforce by 87 employees, which represented approximately 18% of our employee base and included employees from all areas of Onvia. We recorded employee severance costs of approximately $498,000. In addition, we accelerated the vesting on 28,792 stock options and shares of non-vested common stock, which resulted in an additional noncash compensation charge of approximately $1.1 million and we recovered approximately $706,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

In connection with our agreement with firstsource to outsource product operations, we approved a restructuring plan in accordance with EITF Issue No. 94-3 to reduce our workforce by an additional 180 employees. We recorded a restructuring charge of approximately $3.8 million for the year ended December 31, 2000, which consisted primarily of employee severance costs and the write-off of related capitalized software, property and equipment. In addition, we accelerated the vesting on 16,288 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $55,000, and we recovered approximately $533,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Non-restructuring related employee terminations resulted in the reversal of $1,502,735 in amortization of noncash stock-based compensation for the year ended December 31, 2000.

The following table displays the restructuring costs incurred in 2000 by type (in thousands):

Asset writedowns	$2,366
Real estate and other exit costs	179
Employee separation costs	2,142

$4,687

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2001 (in thousands):

	2000 Charges	Amounts Paid		Accruals at December 31, 2000	2001 Charges	Amounts Paid	Accruals at December 31, 2001
Real estate and other exit costs	$179	$		$179	$9,089	$(2,356)	$6,912
Employee separation costs	2,142		(386)	1,756	4,520	(4,448)	1,828

	$2,321		$(386)	$1,935	$13,609	$(6,804)	$8,740

Firstsource Charge.    As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for our website through April 2001, we recorded a charge of approximately $2.8 million in the period ended March 31, 2001, which consists primarily of an uncollectible $2.0 million promissory note and $800,000 in nonrefundable prepaid development fees.

Interest Income and Other, Net.    Net interest and other income was approximately $4.6 million for the year ended December 31, 2001, compared to approximately $9.3 million for the year ended December 31, 2000. The decrease is due to lower prevailing interest rates and our lower cash balance held in interest bearing accounts during the year ended December 31, 2001.

Noncash Stock-based Compensation.    We record unearned stock compensation in connection with the grant, or absorption of options in a purchase business combination, of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of our common stock and the exercise price of the options. For non-employee options, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At December 31, 2001, unearned stock compensation was $1.8 million. We recorded $3.1 million of net noncash stock-based compensation expense for the year ended December 31, 2001, compared to $8.0 million for the year ended December 31, 2000. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Amortization of Goodwill.    Amortization of goodwill was approximately $15.5 million for the year ended December 31, 2001 compared to $6.3 million for the year ended December 31, 2000. We acquired Zanova Inc., Globe-1 Incorporated and Hardware.com, Inc. in the third quarter of 2000, DemandStar.com, Inc. in the first quarter of 2001 and ProjectGuides, Inc. in the second quarter of 2001. We accounted for these acquisitions as purchase business combinations. As a result of these transactions, we initially recorded goodwill of $65.4 million, which is amortized on a straight-line basis over three years from the date of the respective acquisition. In conjunction with our decision to close our hosting operations in March 2001, we wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. In conjunction with the elimination of our outside sales force and the discontinuation of the technology acquired in the Globe-1 acquisition in December 2001, we wrote off goodwill with a net book value of approximately $12.1 million. At December 31, 2001, goodwill, net of amortization, was $16.5 million. As discussed above, upon adoption of SFAS No. 142 all of the goodwill at January 1, 2002 was impaired and was written off as a cumulative effect of a change in accounting principle in the year ended December 31, 2002.

Beneficial Conversion Feature.    We recorded a reduction of our beneficial conversion feature of $287,000 in the quarter ended March 31, 2000. The recovery is due to reversal of the beneficial conversion feature on Series C preferred stock repurchased in February 2000.

Provision for Income Taxes.    We have incurred net operating losses from March 25, 1997 (inception) through December 31, 2001, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Operating Activities

Net cash used by operating activities was $13.1 million, $56.1 million and $82.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in net cash used by operating activities in 2002 is primarily attributable to a decrease in net losses as a result of lower operating expenses and costs of sales, a decrease in total payments of accounts payable compared to the prior year as a result of final payments on inventory purchases from our products business in 2001, and an increase in unearned revenue, offset by decreases in accrued expenses. The decrease in net cash used by operating activities in 2001 compared to 2000 is primarily attributable to a decrease in net losses as a result of lower costs of sales, the collection of outstanding accounts receivable and the sale of inventory, offset by decreases in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities was $120,000 and $44.7 million for the years ended December 31, 2002 and 2001, respectively. Net cash used in investing activities was approximately $75.1 million for the year ended December 31, 2000. The decrease in net cash provided by investing activities in 2002 is primarily attributable to a decrease in the sale of short-term investments, offset by the release of restricted cash and an increase in repayments on employee receivables. The change to net cash provided by investing activities in 2001 compared to net cash used in 2000 is primarily attributable to the sale of short-term investments and a reduction in purchases of property and equipment, offset by the issuance of notes receivable.

Financing Activities

Net cash used in financing activities was $33.9 million for the year ended December 31, 2002, compared to $16.3 million in 2001. Net cash provided by financing activities was $227.9 million for the year ended December 31, 2000. The increase in net cash used in financing activities in 2002 is primarily attributable to the cash distribution, offset by decreases in repayments on long-term debt and repurchases of common stock. The change to net cash used in financing activities in 2001 from net cash provided by financing activities in 2000 is primarily attributable to the repurchase of common stock in 2001 compared to the sale of equity securities in our initial public offering in the first quarter of 2000.

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Further, our ability to sublease or dispose of our idle office space, for which we have approximately $10.1 million accrued at December 31, 2002, will affect our future liquidity; however, we believe that the existing cash and cash equivalents will be sufficient to satisfy our cash requirements under existing operating plans for the foreseeable future.

We expect our gross margin to remain relatively flat in the foreseeable future; however, it may vary in direct relationship to the number of new products we offer. If we engage in merger or acquisition transactions or our overall operating plans change, we may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. We cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms. Based upon our current projections, our management estimates that we will reach cash flow profitability by the end of the second quarter of 2003. This guidance on cash flow profitability is dependent upon market adoption of our new premium award and bid pipeline information products over the next few months. If market adoption is less than our expectation, cash flow profitability could be delayed.

Our combined cash, cash equivalents and short-term investments were $38.6 million at December 31, 2002. Short-term investments, if any, are invested in money market funds, commercial paper, municipal securities and corporate debt securities with maturities of one year or less. The portfolio, if applicable, is diversified among security types and issuers and does not include any derivative financial instruments. At December 31, 2002, our working capital was $31.3 million. At December 31, 2002, all long term debt had been repaid.

In January 2001, we signed an amended office lease, which released our rental obligation on a floor in our current corporate office space. Monthly lease payments, as amended for the January 2001 release, range from $190,619 to $221,388 over the remaining term of the lease, which runs through March 2010. Total obligations over the remaining term of the agreement for our current corporate office are $17.8 million, excluding operating expenses. Minimum annual lease payments on all of our non-cancellable operating leases range from $3.1 million to $2.5 million over the next five years and total contractual obligations on all of our non-cancellable operating leases are $20.2 million. We currently have approximately 78,000 square feet of idle office space in Seattle’s depressed commercial real estate market. The ultimate resolution of our idle office space lease obligations could have a significant impact on our future cash balance.

In January 2002, at Onvia’s discretion, we repurchased a total of 43,799 shares from our former Chief Strategy Officer at the fair market value of the common stock on the transaction date for a total of $254,039.

In December 2000, we entered into an agreement to guarantee a $4,000,000 promissory note issued to our then current Chief Executive Officer, Glenn S. Ballman, by a third party lender. The principal was payable by Mr. Ballman in five payments, the last of which was due on July 31, 2002 and interest was payable by Mr. Ballman on a periodic basis. As part of our guarantee, we assigned a certificate of deposit to the lender in the amount of $4,000,000.

In April 2001, Glenn S. Ballman resigned as our Chairman and Chief Executive Officer. Under Mr. Ballman’s separation agreement we agreed to repurchase up to 600,000 shares of Mr. Ballman’s stock at fair market value, with the proceeds from any repurchase to be used to repay outstanding notes between Mr. Ballman and Onvia and to satisfy the loans Onvia had guaranteed on Mr. Ballman’s behalf. We repurchased 87,971 shares and 140,322 shares at their fair market values of $906,000 and $870,000, in 2001 and 2002, respectively. Of the proceeds, $1.6 million was used to satisfy principle payments on the $4 million third party note and the remaining $176,000 related to the repayment of principle and interest on the $350,000 promissory note held by Onvia from Mr. Ballman. In May 2002, Mr. Ballman made the final payments on his note with the third party lender and on the promissory note held by Onvia. Upon repayment of the third party note, the lender released the remaining deposit of $3.2 million pledged by Onvia as security for our corporate guarantee.

In March 2002, our Board of Directors approved a cash distribution in the amount of $3.90 per share to return excess capital to our stockholders. The distribution, in the amount of $29.9 million, was paid on May 3, 2002. Subsequent to the cash distribution there are 76,043 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants were exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000. The weighted average exercise price of these warrants as of December 31, 2002 was $11.20.

In March 2001, we assumed a note payable in the amount of $1,750,000 in connection with the acquisition of DemandStar.com, Inc. The note carried interest at a fixed rate of 10.0% and an original maturity date of October 31, 2004. In April 2002, we paid $1.3 million to the lender of this note, representing payment in full for the outstanding principal balance. Interest in the amount of approximately $44,000 was waived by the lender in consideration for prepayment of the note. The $44,000 is offset against interest expense in 2002.

Our current directors and officers insurance policy expired in February 2003. In March 2003, we renewed the policy for $15 million in coverage at an annual cost of approximately $700,000.

In November 2002, we reengaged Broadview International, LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions and strategic partnerships.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. This Statement will be adopted on January 1, 2003 and is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement establishes accounting standards for all long-lived assets to be disposed of, including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations components of an entity with distinguishable operations from the rest of the entity and not limited to reportable business segments. The adoption of this Statement on January 1, 2002 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued Statements for subsequent amendments and issuances affecting these Statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. This Statement will be adopted on January 1, 2003 and is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is encouraged. We have accrued real estate and exit costs, consisting primarily of leased office space in Seattle under the guidance of EITF Issue No. 94-3. Based upon current market conditions, we have assumed that we will sublease the idle space in mid-2004 at estimated current market rates through the remainder of the lease term. Our lease obligations on this office space have remaining terms of between five and eight years. If we are unable to sublease the space at a reasonable rate during the period covered by the current accrual, we may incur additional charges for future idle lease payments in future periods. Since these exit activities were initiated prior to the adoption date of this Statement, we expect to continue to account for our current and future costs associated with this activity under EITF Issue No. 94-3.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which increases the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of this Interpretation did not have an impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123 and provides alternative transition methods for a voluntary change to fair value based accounting for employee stock compensation. SFAS No. 148 also requires more prominent disclosures about the effects of stock-based compensation. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currencies and equity prices.

Interest Rate Risk

Our investment portfolio, if any, typically consists of money market funds, commercial paper, municipal securities and corporate debt securities with maturities of one year or less. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. We invest primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of December 31, 2002, we consider the reported amounts of these investments to be reasonable approximations of their fair values. Historically, our interest expense was not sensitive to the general level of U.S. interest rates because all of our debt arrangements, which were paid in full at December 31, 2002, were based on fixed interest rates. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.

Foreign Currency Risk

We expect our foreign currency risk exposure to be insignificant, since we disposed of our Canadian operations in March 2001.

Equity Price Risk

We do not own any significant equity instruments.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Onvia.com, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia.com, Inc. and subsidiaries (Onvia) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of Onvia’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Onvia as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, for the year ended December 31, 2002, as discussed in Note 4 to the consolidated financial statements.

Seattle, Washington

March 14, 2003

ONVIA.COM, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 And 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,051,273	$81,990,000
Short-term investments	3,551,449
Accounts receivable, net of allowance for doubtful accounts of $37,413 and $70,492	298,023	221,314
Prepaid expenses and other current assets	1,012,968	4,790,029

Total current assets	39,913,713	87,001,343
PROPERTY AND EQUIPMENT, NET	3,570,698	7,235,548
OTHER ASSETS, NET	3,713,472	4,673,601
GOODWILL, NET		16,468,167

TOTAL ASSETS	$47,197,883	$115,378,659

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$819,090	$942,253
Accrued expenses	1,003,170	3,279,646
Accrued restructuring	3,362,475	5,675,713
Unearned revenue	3,417,618	2,412,893
Current portion of long-term debt		2,034,470

Total current liabilities	8,602,353	14,344,975
LONG TERM LIABILITIES:
Debt, net of current portion		950,000
Accrued restructuring	6,824,246	3,064,805
Other liabilities	113,760

Total liabilities	15,540,359	18,359,780

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,668,508 and 7,825,706 shares issued and outstanding	767	783
Additional paid in capital	347,206,083	389,302,529
Treasury stock		(11,100,007)
Unearned stock compensation	(409,820)	(1,793,199)
Accumulated deficit	(315,139,506)	(279,391,227)

Total stockholders’ equity	31,657,524	97,018,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,197,883	$115,378,659

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
Revenue
Government network	$7,233,806	$3,037,428	$229,825
Business exchange and other		6,385,164	3,316,351
Product		8,447,947	144,020,650

Total revenue	7,233,806	17,870,539	147,566,826
Cost of revenue
Government network	1,349,059	898,223
Business exchange and other		437,287
Product		9,555,236	154,436,843

Total cost of revenue	1,349,059	10,890,746	154,436,843
Gross margin	5,884,747	6,979,793	(6,870,017)
Operating expenses:
Sales and marketing (including noncash stock-based compensation of $634,797, $1,752,269 and $4,267,588 in 2002, 2001 and 2000, respectively)	9,721,697	24,855,561	67,163,037
Technology and development (including noncash stock-based compensation of $539,502, $1,489,222 and $3,626,945 in 2002, 2001 and 2000, respectively)	5,527,067	14,907,462	28,319,137
General and administrative (including noncash stock-based compensation of $202,582, $559,201 and $1,361,912 in 2002, 2001 and 2000, respectively)	5,055,252	8,549,173	13,053,833
Amortization of goodwill		15,547,820	6,335,918
Restructuring charges (including reversal of noncash stock-based compensation of ($37,124), ($742,227) and ($1,238,563) in 2002, 2001 and 2000, respectively)	6,242,529	49,269,158	4,687,463
Firstsource charge		2,852,503

Total operating expenses	26,546,545	115,981,677	119,559,388

Loss from operations	(20,661,798)	(109,001,884)	(126,429,405)
Other income (expense):
Interest and other income	1,470,166	5,547,628	11,019,839
Interest expense	(88,480)	(950,573)	(1,688,247)

Total other income	1,381,686	4,597,055	9,331,592

Net loss	(19,280,112)	(104,404,829)	(117,097,813)
Beneficial conversion feature on convertible preferred stock			287,308

Net loss before cumulative effect of change in accounting principle	(19,280,112)	(104,404,829)	(116,810,505)
Cumulative effect of change in accounting principle	(16,468,167)

Net loss attributable to common stockholders	$(35,748,279)	$(104,404,829)	$(116,810,505)

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(2.51)	$(12.67)	$(17.40)
Cumulative effect of change in accounting principle	(2.15)

Basic and diluted net loss per common share	$(4.66)	$(12.67)	$(17.40)

Basic and diluted weighted average shares outstanding	7,673,160	8,241,288	6,715,083

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,748,279)	$(104,404,829)	$(117,097,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	16,468,167
Impairment of goodwill		27,311,603
Amortization of goodwill		15,547,820	6,335,918
Depreciation and amortization	3,921,065	5,556,320	7,087,566
Impairment of assets		9,506,608	2,896,646
Loss on sale of property and equipment	2,924	293,590	1,217,377
Firstsource charge		2,852,503
Noncash stock-based compensation	1,339,757	3,058,465	8,017,882
Amortization of debt discount	11,932	257,924	611,972
Change in certain assets and liabilities, net of effects from purchase transactions:
Accounts receivable	(76,709)	6,015,402	(5,782,302)
Inventory		4,086,878	(2,778,822)
Prepaid expenses and other current assets	(35,636)	670,371	(4,215,964)
Other assets	842,020	382,315	(1,838,025)
Accounts payable	(123,163)	(25,348,153)	10,381,548
Accrued expenses	(2,193,552)	(3,866,828)	4,851,361
Deferred rent	30,837
Accrued restructuring	1,446,205	6,805,212	1,935,306
Unearned revenue	1,004,725	(4,792,951)	6,346,462

Net cash used in operating activities	(13,109,707)	(56,067,750)	(82,030,888)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(34,862)	(1,327,222)	(18,289,264)
Sales and maturities of short-term investments	1,250,000	49,805,845	180,000,000
Purchases of short-term investments	(4,801,449)		(229,805,845)
Change in restricted cash	3,200,000
Additions to internally developed software	(106,171)	(908,351)	(4,484,490)
Issuance of notes receivable		(4,000,000)	(853,507)
Repayments of employee receivables	612,697	329,815
Cash acquired in purchase transactions		1,780,467	3,723,454
Direct costs of purchase transactions		(1,409,191)	(1,877,205)
Proceeds from (additions to) long-term lease deposits		433,333	(3,488,274)

Net cash provided by (used in) investing activities	120,215	44,704,696	(75,075,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(2,996,402)	(5,143,366)	(5,295,442)
Proceeds from exercise of stock options and warrants	61,919	210,761	211,154
Proceeds from issuance of common stock, net		10,408	234,077,776
Repurchase of Series C preferred stock			(476,070)
Cash distribution	(29,890,943)
Repurchase of common stock	(1,123,809)	(11,355,087)	(651,273)

Net cash provided by (used in) financing activities	(33,949,235)	(16,277,284)	227,866,145
Effect of exchange rate changes on cash		289,281	62,946

Net increase (decrease) in cash and cash equivalents	(46,938,727)	(27,351,057)	70,823,072
Cash and cash equivalents, beginning of period	81,990,000	109,341,057	38,517,985

Cash and cash equivalents, end of period	$35,051,273	$81,990,000	$109,341,057

See notes to consolidated financial statements.

	Series A preferred stock		Series B preferred stock		Series C preferred stock		Onvia.com, Inc. common stock		Treasury stock	Additional paid in capital	Notes receivable from stockholders	Unearned compensation	Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount				Total
BALANCE, December 31, 1999	2,021,949	$12,740,551	1,454,417	$24,969,851	337,940	$36,522,042	2,933,255	$2,933		$24,904,116	$(155,593)	$(14,194,664)	$(58,175,893)	$26,613,343

Issuance of common stock, net of offering costs of $1,871,514							1,199,027	1,199		234,076,577				234,077,776
Repurchase of common stock							(59,374)	(59)		(734,058)	75,781			(658,336)
Repurchase of Series C preferred stock					(6,940)	(763,378)							287,308	(476,070)
Conversion of preferred stock into common stock	(2,021,949)	(12,740,551)	(1,454,417)	(24,969,851)	(331,000)	(35,758,664)	3,807,366	3,808		73,465,258				0
Exercise of warrants							137,153	137		343				480
Exercise of stock options							114,093	114		210,560				210,674
Payment received on subscription receivable											5,563			5,563
Amortization of unearned compensation on stock options												10,735,087		10,735,087
Reversal of amortization on unearned compensation on employee terminations										(7,348,168)		4,606,870		(2,741,298)

Issuance of common stock related to acquisition of businesses							497,147	497		43,492,901				43,493,398

Unearned compensation relating to issuance of stock options										6,823,000		(6,823,000)		—
Acceleration of vesting on stock options to employees										1,125,444				1,125,444
Adjustment to common stock par value as a result of 1 for 10 reverse stock split								(7,767)		7,767				—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(117,097,813)	(117,097,813)

BALANCE, December 31, 2000	—	—	—	—	—	—	8,628,667	862	—	376,023,740	(74,249)	(5,675,707)	(174,986,398)	195,288,248
Issuance of common stock							7,249	7		10,408				10,415
Repurchase of common stock							(1,397,637)	(1,397)	(11,100,007)	(374,371)				(11,475,775)
Exercise of warrants							23,486	23		117,756				117,779
Exercise of stock options							60,632	61		92,921				92,982
Amortization of unearned compensation on stock options												3,302,727		3,302,727
Reversal of amortization on unearned compensation on employee terminations										(1,292,627)		550,400		(742,227)

Issuance of common stock related to acquisition of businesses							503,309	503		14,234,638				14,235,141
Payment received on subscription receivable											74,249			74,249
Acceleration of vesting on stock options to employees										366,902				366,902
Acceleration of nonvested common stock										123,886		29,381		153,267
Adjustment to common stock par value as a result of 1 for 10 reverse stock split								724		(724)				—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(104,404,829)	(104,404,829)

BALANCE, December 31, 2001	—	—	—	—	—	—	7,825,706	783	(11,100,007)	389,302,529	—	(1,793,199)	(279,391,227)	97,018,879

Repurchase of common stock							(178,803)	(18)	(1,123,791)					(1,123,809)
Cancellation of treasury stock									12,223,798	(12,223,798)				—
Exercise of warrants							3,490			8,751				8,751
Exercise of stock options							15,074	2		44,379				44,381
Purchases under Employee Stock Purchase Plan							3,041			8,787				8,787
Amortization of unearned compensation on stock options												1,376,881		1,376,881
Reversal of amortization on unearned compensation on employee terminations										(43,622)		6,498		(37,124)
Cash distribution										(29,890,943)				(29,890,943)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,748,279)	(35,748,279)

BALANCE, December 31, 2002	—	$—	—	$—	—	$—	7,668,508	$767	$—	$347,206,083	$—	$(409,820)	$(315,139,506)	$31,657,524

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001, AND 2000

Note 1:    Summary Of Significant Accounting Policies

Description of business:    Onvia.com, Inc. and subsidiaries (Onvia) is incorporated in the State of Delaware. In 2002 Onvia operated as a single segment. For the years ending December 31, 2001 and 2000, the consolidated Company includes Onvia’s wholly owned Canadian subsidiary and three subsidiaries, Zanova, Inc., Hardware.com, Inc. and DemandStar.com, Inc. In March 2001, we licensed our Canadian operations and closed Zanova, Inc., our web hosting business (Note 9).

Onvia is a leading business-to-government (B2G) information service provider for government agency buyers and business suppliers. Our proprietary B2G network allows business users the opportunity to participate in government procurement contracts in six vertical markets. The vertical markets currently served are:

•	Architectural, Engineering and Environmental Services

•	IT / Telecom

•	Consulting Services

•	Construction Services and Building Supplies

•	Operations and Maintenance Services

•	Transportation

We currently have approximately 25,000 subscribing business suppliers receiving over 285,000 bids per year from government agencies on our network.

As a result of our focus on our B2G network, we shutdown our business-to-business (B2B) exchange in July 2001 (Note 9).

Business combinations:    Under the purchase method of accounting, the results of operations of acquired businesses are included from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The fair value of warrants and options assumed in the acquisition and direct costs of the acquisition are included in the purchase price. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The business combinations in 2001 were accounted for under the purchase method.

Basis of consolidation:    The financial statements are presented on a consolidated basis for all years presented. All significant intercompany accounts and transactions have been eliminated.

Fair value of financial instruments:    Onvia’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt. Except for long-term debt, the carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of long-term debt is not materially different from its carrying amount, based on interest rates available to Onvia for similar types of arrangements.

Significant vendors:    Approximately 100% and 81% of inventory purchases were from one supplier for the years ended December 31, 2001 and 2000, respectively. As a result of the closure of our B2B exchange in July 2001, there were no inventory purchases in 2002.

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

Cash and cash equivalents:    Onvia considers all highly liquid instruments purchased with a maturity of three months or less at purchase to be cash equivalents. Restricted cash in the amount of $3.2 million held in certificates of deposit as of December 31, 2001 is included in prepaid expenses and other current assets. Restrictions on cash were released in 2002.

Short-term investments:    Onvia’s investment portfolio, if any, is classified as available for sale and is segregated between cash and cash equivalents and short-term investments based on the remaining term of the instrument. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; municipal securities; direct obligations of the U.S. Government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. Interest earned on these securities is included in interest income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity, with the amortization and accretion included in interest income. Available for sale securities are carried at fair value based on quoted market prices. The cost of securities sold is calculated using the specific identification method.

Management of credit risk:    Onvia is subject to concentration of credit risk, primarily from its investments. We manage our credit risk for investments by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.

Inventory:    Prior to outsourcing and ultimately closing our B2B website, our inventory represented product shipped by suppliers, which had not been received by customers. We generally did not stock our own inventory or maintain warehouse locations; however, we did take ownership at the time of shipment from the supplier until the customer received the product. Inventory was stated at the lower of cost or market. Subsequent to the outsourcing of our products business in January 2001, we did not carry any inventory.

Property and equipment:    Equipment and leasehold improvements are stated at cost. Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

Other assets:    Other assets consist of long-term lease deposits on office space and costs capitalized for internal use software. Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $106,171, $908,351, and $4,484,490 in internally developed software costs

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized software costs are amortized on a straight-line basis over useful lives ranging from one to three years. Amortization related to the capitalized software was $224,279, $1,042,939, and $2,031,926 for the years ended December 31, 2002, 2001 and 2000, respectively. During the year ended December 31, 2001, we wrote off $1,068,991 in capitalized internally developed software costs in connection with the divestiture of our Canadian operations and web hosting business and the closure of our B2B exchange (Note 9).

Goodwill:    Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase accounting method. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 (Note 4), goodwill was amortized using the straight-line method over its estimated useful life, typically three years. Onvia recognized a goodwill impairment charge in the amount of $16,468,167 and $27,311,603 in the years ended December 31, 2002 and 2001, respectively (Notes 4 and 9).

Valuation of long-lived assets:    We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment, goodwill and capitalized internally developed software costs. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. During the year ended December 31, 2001, we wrote off $8,062,784 in property and equipment as part of the divestiture of our Canadian operations and web hosting business and the closure of our B2B exchange (Note 9). During the year ended December 31, 2000, we recorded an impairment of identified property and equipment in the amount of $1,151,744 as part of the corporate restructuring (Note 9).

Revenue recognition:    Subscription revenues are generated from monthly, quarterly and annual subscriptions for our services. In October 2002, we discontinued our monthly product, but we will continue to renew and service our existing monthly subscribers. Subscription revenue is amortized over the term of the service provided. Unearned revenue at December 31, 2002 consists of payments received for prepaid annual and quarterly subscriptions whose terms end in 2003. For the years ended December 31, 2002, 2001 and 2000 we recognized $7,233,806, $3,037,428 and $229,825, respectively, of total exchange and other revenues related to our B2G network.

Prior to the closure of our B2B website, we also generated revenue from the sale of products. Product revenue was recognized upon receipt of product by the customer, including any shipping and handling billed to the customer. We acted as principal in those transactions because orders were initiated directly on our website, we took title to the goods during shipment, and had economic risk related to collection, customer service and returns. In conjunction with the product outsourcing agreement effective January 7, 2001, these risks were transferred to firstsource corp. (firstsource) (Note 8). We closed the B2B website later in 2001. Revenues from licensing technology (Note 10), exchange services and advertising are recognized when the transaction occurs, ratably over the duration of the placement, or over the term of the agreement, as appropriate.

Income taxes:    We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established for the full amount of the net deferred tax assets as we have determined that the recognition criteria for realization have not been met.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Detachable stock purchase warrants:    Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is recorded as a debt discount and amortized to interest expense over the term of the related debt using the effective interest method. Amortization of the debt discount was $11,932, $257,924 and $611,972 for the years ended December 31, 2002, 2001 and 2000, respectively. The value of the warrants has been completely amortized as of December 31, 2002.

Treasury stock:    During 2002 management made the decision to cancel 1,576,440 shares of treasury stock.

Stock-based compensation:    We have elected to account for our employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for fixed award stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option. We apply the provisions of SFAS No. 123, Accounting for Stock-based Compensation, for stock-based awards to those other than employees and directors. Stock-based compensation expense for all equity instruments is recognized on an accelerated basis over the related vesting periods.

In accordance with SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the minimum value option-pricing model assuming the following weighted average assumptions:

	2002	2001	2000
Average risk free rate	4.34%	4.70%	6.16%
Volatility	124%	162%	132%
Dividends	$0	$0	$0
Expected life (in years)	6.4	6.2	6.4

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2002	2001	2000
Net loss:
As reported	$(35,748,279)	$(104,404,829)	$(116,810,505)
Add: Stock-based compensation included in reported net income	1,339,757	3,058,465	8,017,882
Deduct: Stock-based compensation determined under fair-value based method	(1,825,366)	(3,847,602)	(16,834,602)

Pro forma	$(36,233,888)	$(105,193,966)	$(125,627,225)

Net loss per share:
As reported—basic and diluted	$(4.66)	$(12.67)	$(17.40)
Pro forma—basic and diluted	$(4.72)	$(12.76)	$(18.71)

Advertising costs:    We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000, was $0, $419,703, and $25,191,742, respectively. Advertising costs related to our B2B exchange, which was shutdown in July 2001.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income:    Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Comprehensive income for Onvia consists of our foreign currency translation adjustment on the operations of our Canadian subsidiary and the unrealized gain or loss on our available for sale securities. For each of the years ended December 31, 2002, 2001 and 2000, the foreign currency translation adjustments and the unrealized gains or losses were insignificant.

Foreign currency adjustment:    The functional currency of the Canadian subsidiary is the Canadian dollar. Assets and liabilities of the Canadian subsidiary have been translated to U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average monthly exchange rates. During 2001, we recognized a foreign currency translation gain of $101,000 upon the disposal of our Canadian subsidiary. There were no foreign currency transaction gains or losses during the years ended December 31, 2002, 2001 and 2000.

Net loss per share:    On July 11, 2002, our stockholders approved a one-for-ten reverse stock split of Onvia’s outstanding common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in the consolidated financial statements and in the accompanying notes to the consolidated financial statements to common shares, share prices and per share amounts, including the cash distribution per share, have been restated for the stock split.

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including contingently issuable shares for which all necessary conditions have been satisfied. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2002, 2001 and 2000, 700,371, 821,861, and 1,270,401 shares, respectively, have been excluded from the computation of diluted net loss per share as their effects would be antidilutive.

New accounting pronouncements:    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. This Statement will be adopted on January 1, 2003 and is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes the accounting and reporting provisions for the disposal of a segment of a business as provided for in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement establishes accounting standards for all long-lived assets to be disposed of, including discontinued operations. Under this Statement, long-lived assets to be disposed of are measured at the lower of their carrying amount or estimated fair value less selling costs, whether reported in continuing operations or discontinued operations. As such, discontinued operations will no longer be measured at net realizable value or include amounts for future operating losses. This Statement allows for the reporting as discontinued operations

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

components of an entity with distinguishable operations from the rest of the entity and is not limited to reportable business segments. The adoption of this Statement on January 1, 2002 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued Statements for subsequent amendments and issuances affecting these Statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. This Statement will be adopted on January 1, 2003 and is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early adoption is encouraged. We have accrued real estate and exit costs, consisting primarily of leased office space in Seattle under the guidance of EITF Issue No. 94-3. Based upon current market conditions, we have assumed that we will sublease the idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease term. Our lease obligations on this office space have remaining terms of between five and eight years. If we are unable to sublease the space at a reasonable rate during the period covered by the current accrual, we may incur additional charges for future idle lease payments in future periods. Since these exit activities were initiated prior to the adoption date of this Statement, we expect to continue to account for our current and future costs associated with this activity under EITF Issue No. 94-3.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which increases the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of this Interpretation did not have an impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS 123 and provides alternative transition methods for a voluntary change to fair value based accounting for employee stock compensation. SFAS No. 148 also requires more prominent disclosures about the effects of stock-based compensation. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications:    Certain reclassifications of prior year balances have been made to conform to the current year presentation.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2:    Short-term Investments

The following table summarizes, by major security type, Onvia’s short-term investments held at December 31, 2002:

	2002
	Amortized cost	Gross unrealized gain	Estimated fair value
Available for sale securities:
Municipal securities	$3,548,354	$3,095	$3,551,449

	$3,548,354	$3,095	$3,551,449

At December 31, 2001, Onvia had no short-term investments.

Note 3:    Property and Equipment

Property and equipment consists of the following at December 31:

	2002	2001
Computer equipment	$8,532,521	$8,554,411
Software	2,642,243	2,634,283
Furniture and fixtures	622,948	631,804
Leasehold improvements	2,672,791	2,672,791

	14,470,503	14,493,289
Less accumulated depreciation	(10,899,805)	(7,257,741)

	$3,570,698	$7,235,548

Note 4:    Goodwill

Pursuant to the guidance in SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment. We adopted SFAS No. 142 on January 1, 2002. As required under the standard, where applicable, we will continue to amortize intangible assets with finite lives and we have ceased the amortization prospectively on goodwill upon adoption of the standard.

We completed our initial impairment assessment of the goodwill by comparing the fair value of Onvia to its carrying value. Fair value was determined using the market capitalization of Onvia at January 1, 2002. This impairment test is required to be performed upon adoption of SFAS No. 142 and at least annually thereafter. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted as of January 1, 2000:

	Years Ended December 31,
	2001	2000
Reported net loss	$(104,404,829)	$(116,810,505)
Amortization of goodwill	15,547,820	6,335,918

Adjusted net loss	$(88,857,009)	$(110,474,587)

Reported basic and diluted net loss per share	$(12.67)	$(17.40)
Amortization of goodwill	1.89	0.94

Adjusted basic and diluted net loss per share	$(10.78)	$(16.46)

Note 5:    Long-term Debt

In August 1999, we entered into a subordinated debt arrangement with two lenders to provide financing in the amount of $7,000,000. The obligation carried an interest rate of 13.2% with an effective rate of 24.2% per annum and an original maturity of February 2002. In conjunction with the debt financing, we issued warrants to purchase 116,531 shares of Series A preferred stock at $9.00 per share. The debt and warrants were recorded at their fair values of $5,905,770 and $1,094,230, respectively. This debt was paid in full during the year ended December 31, 2002.

In June 1999, we obtained an equipment loan in the aggregate amount of up to $3,000,000 for the acquisition of capital equipment. We received proceeds of $2,163,888 from our initial draw under this line. The loan carried interest at an average rate of 8.5% with an effective rate of 19.6% per annum and matured on August 1, 2002. In December 1999, we drew an additional $775,289 on the equipment line, which carried interest at an average rate of 8.9% and an effective interest rate of 18.1% per annum. The loan matured in December 2002. The loans were both secured by the equipment of Onvia. In conjunction with the original loan, we issued warrants to purchase 9,732 shares of Series A preferred stock at $12.40 per share. The original debt and warrants were recorded at their fair values of $2,106,045 and $57,843, respectively. These loans were paid in full at December 31, 2002 and the line was closed as of December 31, 2002.

In September 2000, we assumed an equipment loan financing in the amount of $1,150,000 in connection with the acquisition of Hardware.com, Inc. The loan carried interest at a fixed rate of 9.0% and matured on September 1, 2002. The loan was secured by all the equipment financed and pledged as collateral under Hardware.com, Inc’s initial loan agreement. This loan was paid in full during the year ended December 31, 2002.

In March 2001, we assumed a note payable in the amount of $1,750,000 in connection with the acquisition of DemandStar.com, Inc. The note carried interest at a fixed rate of 10.0% and had an original maturity date of October 31, 2004. In April 2002, we paid $1.3 million to the lender of this note, representing payment in full for the outstanding principal balance. Interest in the amount of approximately $44,000 was waived by the lender in consideration for prepayment of the note and is offset against interest expense in the year ended December 31, 2002.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt consists of the following at December 31:

2001
Note payable	$1,300,000
Subordinated debt obligations	518,519
Equipment term loans	1,177,884

2,996,403
Less: Unamortized debt discount	(11,933)

2,984,470
Less: Current portion, net of discount	(2,034,470)

$950,000

All of Onvia’s debt obligations were paid at December 31, 2002.

Note 6:    Income Taxes

At December 31, 2002, 2001 and 2000, we had net operating loss carryforwards of $229,089,623, $211,680,664, and $139,268,617, respectively, which may be used to offset future taxable income. These carryforwards expire at various dates beginning in 2017 through 2022. The utilization of the net operating loss is subject to annual limitations due to ownership changes of stock in prior years. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate as follows:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock-based compensation	1.2	0.9	1.5
Nondeductible goodwill	15.7	13.6	1.8
Other	0.4	0.1	0.1
Change in valuation allowance	16.7	19.4	30.6

	0.0%	0.0%	0.0%

Onvia’s net deferred tax assets consist of the following:

	December 31, 2002	December 31, 2001
Net operating loss carryforwards	$77,890,473	$71,971,427
Prepaid expenses and other assets currently deductible	(171,422)	(149,290)
Accrued expenses not currently deductible	215,058	254,832
Property, plant and equipment due to different depreciation for tax purposes	1,950,813	1,828,617

Net deferred tax assets	79,884,922	73,905,586
Less: Valuation allowance	(79,884,922)	(73,905,586)

Net deferred tax asset	$—	$—

We have recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the recognition criteria for realization have not been met.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7:    Business Acquisitions

On July 11, 2000, we completed our acquisition of Zanova, Inc. (Zanova). Zanova provides e-business solutions and web-based applications that allow businesses to build commerce-enabled websites. In connection with the acquisition, we assumed all outstanding Zanova stock options and warrants, and issued 247,052 shares of Onvia’s common stock to acquire all of the outstanding common stock of Zanova. Substantially the entire $18.5 million purchase price was allocated to goodwill. In conjunction with our strategic initiative to focus on our B2G network and our decision to cease the activities of Zanova in 2001, the net balance of goodwill related to Zanova was written off in 2001 (Note 9).

On August 10, 2000, we completed our acquisition of Globe-1, Incorporated (Globe-1). Globe-1 provides electronic procurement services in a proprietary B2G network. In connection with the acquisition, we assumed all outstanding Globe-1 stock purchase warrants, and issued 235,170 shares of Onvia’s common stock to acquire all of the outstanding common stock of Globe-1. Substantially the entire $24.8 million purchase price, less cash acquired of approximately $3.6 million, was allocated to goodwill. In conjunction with the elimination of our outside sales force obtained in the acquisition of Globe-1 and our decision to cease the activities of Globe-1 in 2001, the net balance of goodwill related to Globe-1 was written off in 2001 (Note 9).

On September 15, 2000, we completed our acquisition of Hardware.com, Inc. (Hardware.com). In connection with the acquisition, we issued 14,925 shares of Onvia’s common stock to acquire all of the outstanding common stock of Hardware.com. Substantially the entire $5.5 million purchase price was allocated to goodwill. Michael D. Pickett, a director of Onvia since February 1999, was also Hardware.com’s Chairman and Chief Executive Officer. Mr. Pickett received no payment or consideration as a result of the acquisition. Mr. Pickett is currently Onvia’s Chairman and Chief Executive Officer.

On March 5, 2001, we completed our acquisition of DemandStar.com, Inc. (DemandStar). The acquisition of DemandStar complemented our B2G network offerings and expanded our customer base. In connection with the acquisition, we issued approximately 503,300 shares of Onvia’s common stock to acquire all of the outstanding common stock of DemandStar with a fair market value of approximately $10.5 million. In addition, we exchanged DemandStar’s options and warrants for options and warrants to purchase 256,428 shares of Onvia’s common stock with a fair market value of approximately $3.7 million. Onvia incurred transaction costs consisting primarily of professional fees of approximately $700,000. The transaction was intended to qualify as a tax-free reorganization and was accounted for as a purchase. Prior to the consummation of the transaction, Onvia loaned DemandStar $4,000,000 in the form of convertible promissory notes, of which $2,000,000 was outstanding at December 31, 2000. Of the $25.9 million purchase price, $20.4 million was allocated to goodwill and $5.5 million was allocated to net liabilities. The net book value, in the amount of $450,000, of the intangible related to the workforce was written off in conjunction with the elimination of our outside sales force and the migration of the Florida operations to Seattle in 2001 (Note 9).

On June 11, 2001, we acquired the technology and certain assets of ProjectGuides, Inc. (ProjectGuides) to complement our B2G network. Additionally, we employed 20 former ProjectGuides employees to support our bid publication product. The acquired technology enhanced our ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. We paid $500,000 in cash, incurred transaction costs of approximately $50,000, assumed assets of $55,000 and liabilities of $255,000 resulting in a total purchase price of $805,000, of which substantially the entire amount was recorded as goodwill. The transaction was accounted for as a purchase and the results of operations from ProjectGuides from the date of acquisition are included in the financial statements.

The acquisitions were accounted for as purchase business combinations, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All unamortized goodwill associated with these acquisitions was written off upon our adoption of SFAS No. 142 in the year ended December 31, 2002. The associated impairment charge is shown as a cumulative effect of a change in accounting principle on the financial statements in the amount of $16,468,167.

The following summary, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the year ended December 31, 2001 and 2000 assuming Zanova, Globe-1, Hardware.com, DemandStar and ProjectGuides had been acquired at the beginning of the periods presented:

	Year ended December 31,
	2001	2000
Revenue	$18,545,000	$150,052,000
Net loss	(110,495,000)	(164,964,000)
Basic and diluted net loss per share	$(13.27)	$(21.90)

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented and are not intended to be a projection of future results.

Note 8:    Product Outsourcing Agreement

In December 2000, we entered into a strategic partnership agreement with firstsource, whereby firstsource, through a private label solution, provided product purchasing and fulfillment services for our website beginning January 7, 2001. Subsequent to January 7, 2001, we began recognizing a commission on outsourced product sales instead of gross revenue from the sale of products when firstsource became the merchant of record. In the year ended December 31, 2001, we recognized commission revenue on product sales of approximately $2.0 million.

In late March 2001, we determined firstsource was having significant financial problems and in April 2001 firstsource announced its insolvency. At this time, we transferred our product sales operations to Insight Enterprises, Inc. (Insight). As a result of the insolvency of firstsource, we recorded a charge of approximately $2.8 million, which consisted primarily of an uncollectible $2.0 million promissory note with firstsource and $800,000 in prepaid development fees.

We terminated our product sales agreement with Insight in September 2001 in conjunction with the closure of our B2B exchange.

Note 9:    Corporate Restructuring

In 2000, we implemented a reorganization plan in accordance with EITF Issue No. 94-3 designed to maximize operational efficiencies and reduce operating costs. As part of this plan, we reduced our workforce by 87 employees, which represented approximately 18% of our employee base and included employees from all areas of Onvia. We recorded employee severance costs of approximately $498,000. In addition, we accelerated the vesting on 28,792 stock options and shares of non-vested common stock, which resulted in an additional noncash compensation charge of approximately $1.1 million and we recovered approximately $706,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

In connection with our agreement with firstsource to outsource product operations, we approved a restructuring plan in accordance with EITF Issue No. 94-3 to reduce our workforce by an additional 180 employees. We recorded a restructuring charge of approximately $3.8 million for the year ended December 31, 2000, which consisted primarily of employee severance costs and the write-off of related capitalized software,

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property and equipment. In addition, we accelerated the vesting on 16,288 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $55,000, and we recovered approximately $533,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Non-restructuring related employee terminations resulted in the reversal of $1,502,735 in amortization of noncash stock-based compensation for the year ended December 31, 2000.

The following table displays the restructuring costs incurred in 2000 by type (in thousands):

Asset writedowns	$2,366
Real estate and other exit costs	179
Employee separation costs	2,142

$4,687

Divestiture of Canadian operations and web hosting business:

In 2001, we implemented plans to license our Canadian operations and close our web hosting business as a part of our overall strategic initiative to reduce costs and focus on our B2G network. As a result of these plans, we recorded a restructuring charge related to the elimination of these operations of approximately $24.3 million.

Goodwill impairment is the charge to expense of goodwill acquired in the acquisition of the hosting business. Asset writedowns are the estimated charges to record the impaired assets of the hosting and Canadian operations to their net realizable value. The impaired assets consisted primarily of fixed assets and capitalized software used in our hosting operations, operating assets used in our Canadian operations, and assets idled in January 2001 as a result of the outsourcing of our product sales operations. Real estate costs included contractual obligations on lease arrangements and estimated broker fees.

Employee separation costs included severance payments, health-care coverage and employment taxes for 22 employees in the United States and 17 employees in Canada. Of these terminated employees, 25 were in sales and marketing, 7 were in technology and development and 7 were in general and administrative. In addition, we accelerated the vesting on approximately 15,700 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $88,000, and we recovered approximately $221,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Closure of B2B exchange:

In 2001, we implemented plans to further reduce corporate spending and focus on our B2G network. As a result of this strategic initiative, we announced the shutdown of our B2B exchange and the relocation of our Florida development operations to Seattle. We recorded a restructuring charge related to the elimination of these operations of approximately $6.3 million.

The impaired assets consisted primarily of fixed assets and capitalized software used in our B2B exchange and redundant operating assets used in our Florida operations.

Our initial estimate for real estate and other exit costs included contractual obligations on lease arrangements and estimated broker fees through June 2002.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee separation costs included severance payments, health-care coverage and employment taxes for 125 affected employees. Of these terminated employees, 70 were in sales and marketing, 50 were in technology and development, and 5 were in general and administrative. In addition, we accelerated the vesting on approximately 51,900 stock options and shares of nonvested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $276,000. We recovered approximately $462,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Elimination of outside sales force and development resources:

In 2001, we implemented plans to further reduce our cost structure. As a result of this initiative, we announced the elimination of our outside sales force and the reduction of development resources and staff in other selected departments. We recorded a restructuring charge related to the elimination of these operations of approximately $18.7 million.

Goodwill impairment is the charge to expense of goodwill acquired in the acquisition of Globe-1’s outside sales force and the assembled work force of DemandStar. Our initial estimate for real estate and other exit costs included contractual obligations on lease arrangements for our idle office space for the period July 2002 through December 2003.

Employee separation costs included severance payments, health-care coverage and employment taxes for 41 affected employees. Of these terminated employees, 25 were in sales and marketing, 11 were in technology and development, and 5 were in general and administrative. In addition, we accelerated the vesting on approximately 12,900 stock options, which resulted in an additional noncash stock-based compensation charge of approximately $3,000. We recovered approximately $60,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

The following table displays the restructuring costs incurred in 2001 by type (in thousands):

Goodwill impairment	$26,196
Asset writedowns	9,464
Real estate and other exit costs	9,089
Employee separation costs	4,520

$49,269

Additional idle lease provision:

Accrued real estate costs at December 31, 2001 included contractual obligations on lease arrangements for our idle office space through December 31, 2003. We periodically review the adequacy of our estimates and due to the depressed commercial real estate market and the continued softening of sublease rates in Seattle we determined that an additional accrual was necessary. In 2002 we recorded a net additional reserve of $6.2 million, which covers our contractual obligations on our lease arrangements and estimated broker fees for our idle lease space assuming that we will sublease our idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010.

Employee separation costs in 2002 include severance payments, benefit payments and related employment taxes for 5 affected employees. Of these terminated employees, 4 were in technology and development and 1 was

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in sales and marketing. We recovered approximately $37,000 in non-cash stock based compensation expense on the termination of unvested stock options held by separated employees.

Estimated real estate and other closing costs and employee separation costs in 2002 were offset by the reversal of a $350,000 contingency relating to the Hardware.com acquisition.

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2002 (in thousands):

	Accruals at December 31, 2000	2001 Charges	Amounts Paid	Accruals at December 31, 2001	2002 Charges(1)	Amounts Paid	Accruals at December 31, 2002
Real estate and other exit costs	$179	$9,089	$(2,356)	$6,912	$6,553	$(3,354)	$10,111
Employee separation costs	1,756	4,520	(4,448)	1,828	40	(1,792)	76

	$1,935	$13,609	$(6,804)	$8,740	$6,593	$(5,146)	$10,187

(1)	This additional accrual was offset by the reversal of a $350,000 contingency related to the Hardware.com acquisition.

The remaining restructuring liability will be paid through 2010.

Note 10:    Co-branded Site Agreement with Visa USA

In July 2000, we entered into a custom co-branded site agreement with Visa USA Inc. (Visa) to create VisaBusiness.com, a website specifically designed to help Visa’s small business cardholders earn incremental revenue through the use of our B2B exchange services. As part of the agreement, Visa also promoted the co-branded site to its Member Banks. Visa agreed to make annual fixed payments totaling approximately $7.3 million to Onvia over the three year term of the agreement, not including annual sponsorship fees or Member Bank fees. Due to the nature of the service, we recognized the license revenue on a straight-line basis over the term of the agreement.

On July 10, 2001, Onvia and Visa mutually agreed to terminate our custom co-branded site agreement effective June 30, 2001. We recognized the remaining $1.8 million in deferred revenue relating to the Visa agreement as revenue in the quarter ended September 30, 2001. For the years ended December 31, 2002, 2001 and 2000, we recognized approximately $0, $3.2 million and $1.3 million in revenue, respectively.

Note 11:    Stock Repurchase Plan

On March 7, 2001, our Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia’s common stock. In October 2001, our Board of Directors authorized an additional $5,000,000 available to repurchase shares under the existing plan. Under this plan, we repurchased 973,393 shares of our common stock for approximately $8.5 million during the year ended December 31, 2001. Stock repurchases discussed in Notes 12 and 16 were not made pursuant to this plan. There were no repurchases under this plan in 2002.

Note	12: Management Agreements and Related Party Transactions

In October 1999, we received a promissory note from Glenn S. Ballman, our then current Chief Executive Officer, in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. The note carried interest at 6% per annum. The principal was payable by Mr. Ballman in five payments, the last of which was due

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on July 31, 2002, and interest was payable by Mr. Ballman on a periodic basis. The balance of this note at December 31, 2001 was approximately $291,000. This note was paid in full during the year ended December 31, 2002.

On December 8, 2000, we entered into an agreement to guarantee a $4,000,000 promissory note issued to our then current Chief Executive Officer, Glenn S. Ballman, by a third party lender. The principal was payable by Mr. Ballman in five payments, the last of which was due on July 31, 2002 and interest was payable by Mr. Ballman on a periodic basis. As part of Onvia’s guarantee, we assigned a certificate of deposit to the lender in the amount of $4,000,000. Onvia secured its guarantee with 600,000 shares of common stock held by Mr. Ballman.

In April 2001, Glenn S. Ballman resigned as our Chairman and Chief Executive Officer. Mr. Ballman’s separation agreement included eighteen months of salary and benefits of approximately $350,000 that were paid in the second quarter of 2001. We also agreed to repurchase up to 600,000 shares of Mr. Ballman’s stock at fair market value, with the proceeds from any repurchase to be used to repay outstanding notes between Mr. Ballman and Onvia and satisfy the loans Onvia had guaranteed on Mr. Ballman’s behalf. Michael D. Pickett, Onvia’s former Chairman, assumed the responsibilities of Chairman and also Chief Executive Officer.

We repurchased 87,971 and 140,322 shares at their respective fair market values of approximately $906,000 and $870,000 in September 2001 and April 2002, respectively, from Mr. Ballman. Of the total purchase price, $1.6 million was used for principal payments on the $4,000,000 third party promissory note and $176,000 was used to repay principle and interest on the $350,000 promissory note between Mr. Ballman and Onvia. We recorded the deposit of $3,200,000, representing the unpaid principle on the third party promissory note, in other current assets at December 31, 2001.

In May 2002, Mr. Ballman made the final payments on his note with a third party lender and on his promissory note held by Onvia in the amount of $226,000. Upon repayment of the third party note, the lender released the $3.2 million deposit pledged by Onvia as security for our corporate guarantee.

In February 2000 we received a promissory note from Kristin McLaughlin, our then current Chief Strategy Officer, in the amount of $100,000, collateralized by 10,000 shares of Onvia’s common stock. In April 2000 we received another promissory note from Ms. McLaughlin in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. Both promissory notes carried interest at 6% per annum. Principle and interest are payable upon demand no later than five years from the date of issuance. The notes become due if certain change of control events take place.

In March 2001, we entered into a retention agreement with Ms. McLaughlin. Under the terms of the agreement, we were to provide Ms. McLaughlin with a retention bonus totaling $680,000 over the following two years. The bonus was to be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $60,000 per quarter of principal and interest on Ms. McLaughlin’s loan with Onvia and paying $29,000 per quarter in cash. In addition, we were required to repurchase up to $400,000 of Ms. McLaughlin’s stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase. In July 2001, Ms. McLaughlin separated from Onvia, and the retention bonus agreement was terminated. For the year ended December 31, 2001, we forgave approximately $120,000 of principal and interest on Ms. McLaughlin’s loan and paid $58,000 in cash to Ms. McLaughlin per the agreement. In May 2002 Ms. McLaughlin paid approximately $142,000 toward the remaining principal and interest balance on the note. The principal and interest balance of the loan was approximately $247,000 and $375,000 at December 31, 2002 and 2001, respectively.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2001, we repurchased 190,200 shares of common stock from Ms. McLaughlin at an aggregate price of $1,238,443.

In January 2002, at Onvia’s discretion, we repurchased a total of 43,799 shares from Ms. McLaughlin at the fair market value of the common stock on the transaction date for a total of $254,039.

A director and stockholder provided legal and professional services to Onvia in the amount of $1,103,139 during the year ended December 31, 2000. In 2000, the director left the firm that provided the legal services, so there were no related party legal services provided in 2002 or 2001.

In 2000, we received promissory notes from several of our employees totaling $405,000, collateralized by 40,500 shares of Onvia’s common stock. The notes carried interest at 6% per annum. The principal and interest were payable upon demand no later than five years from the date of issuance. The notes became due if certain change of control events took place. Notes receivable from employees, including accrued interest of approximately $18,000, totaled approximately $119,000 and are included in other current assets at December 31, 2001. All of these notes were paid in full at December 31, 2002.

Note 13:    Commitments and Contingencies

Operating leases:    Onvia has noncancellable operating leases for our current and former office space. The leases expire in terms ranging from one to eight years. We have subleased certain office space for amounts equal to the rental obligation and some space at current market rates, which are slightly lower than our rental obligations.

Total rent expense was $7,056,446, $11,011,065 and $2,641,879 for the years ended December 31, 2002, 2001 and 2000, respectively. Of the total rent expense for the years ended December 31, 2002 and 2001, $6,459,984 and $8,452,333, respectively, relates to restructuring costs associated with Onvia’s idle office space (Note 9).

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

2003	$3,091,568
2004	3,053,401
2005	2,922,765
2006	2,771,120
2007	2,489,756
Thereafter	5,858,575

$20,187,185

Future minimum sublease rental receipts are as follows for the years ending December 31:

2003	$165,146
2004	43,885

$209,031

As discussed above, we have recorded a reserve for a portion of our lease obligations through 2010. The total accrual at December 31, 2002 was $10.1 million, which includes lease payments, utilities and estimated broker fees for our idle space.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease deposit:    Our leasing arrangement for our former corporate facilities originally required a letter of credit of $650,000 to be issued to the landlord. Per the terms of the lease, the letter of credit was amended to a balance of $216,667 as of December 31, 2001. This letter of credit was secured by a deposit of $216,667 recorded in other assets at December 31, 2001. Per the terms of the lease, the letter of credit requirement was released during 2002 and the remaining deposit of $216,667 was made available for our use. The landlord also holds a security deposit of $50,000, which is to be returned to us within 30 days after the expiration or termination of the lease. The $50,000 is recorded in other assets at December 31, 2002 and 2001.

Our leasing arrangement for our current corporate facilities required a letter of credit of $3,500,000 to be issued to the landlord through May 2010. This letter of credit was obtained in January 2000 and is secured by a deposit of $3,500,000 recorded in other assets. The letter of credit expires in January of each year and is automatically renewed on an annual basis for a period of 12 months.

AOL agreement:    In February 2000, we entered into an agreement with America Online (AOL), under which AOL provided its customers with access to our services and products through an interactive co-branded website. As part of this relationship, we provided AOL a web-based buying directory to act as the engine for AOL’s B2B e-commerce platform. In addition, AOL promoted the co-branded site and paid us a percentage of the advertising revenue earned from the co-branded website. We initially agreed to make fixed payments of $18.2 million to AOL under this agreement, and additional payments based on the number of new customers acquired from AOL in excess of a specified level. Approximately $3.1 million of this amount was paid to AOL following the execution of the agreement.

On November 14, 2000, we entered into an amended agreement with AOL, which waived any additional payments to AOL. As a result of the amended agreement, we continued with an abbreviated form of the relationship with AOL through May 14, 2001, after which neither party had any further contractual commitment to the other. Through September 30, 2000, we recorded $6,053,051 in sales and marketing expense related to this agreement. As a result of the amended agreement, we recorded a reduction in sales and marketing expense of $2.3 million during the fourth quarter of 2000 for amounts recognized, but not yet paid.

Legal proceedings:    During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. On or around February 19, 2003 the court denied Onvia’s motion to dismiss, along with most companies’. The parties are working towards two different settlement alternatives, one from the plaintiffs’ proposal and the other from the

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwriters’ proposal. The substantial majority of the companies are in favor of the plaintiffs’ proposal. We have a $30 million Directors and Officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention. Onvia intends to defend itself vigorously against these charges.

On February 21, 2001, Underground Utility Contractors of Florida, Inc. (a trade association) filed a lawsuit against the City of Tallahassee and DemandStar.com, Inc., a wholly owned subsidiary of Onvia. The suit was filed in the Second Circuit Court in Leon County, Florida. Underground’s complaint alleged that Tallahassee and DemandStar were violating the Florida Public Records Act. According to Underground, Tallahassee and DemandStar are charging members of the public more than the actual costs incurred in providing information on public bid opportunities and related public records stored in an electronic database used by Tallahassee. Underground sought an injunction against such practices. On January 28, 2002, DemandStar’s motion for summary judgment was granted and the lawsuit was dismissed. On or around July 31, 2002, Underground filed an appellant’s brief. On February 18, 2003, oral arguments were heard by the appeals court and on February 27, 2003, the District Court of Appeals affirmed the lower court’s summary judgment in favor of DemandStar. The decision was issued without opinion. Under the Florida Constitution, the Supreme Court has no jurisdiction to review a District Court of Appeals decision without opinion, which means the matter is final.

On February 28, 2003, a purported class action suit was filed in the United States District Court for the Southern District of Florida against Onvia, Glenn S. Ballman, Mark T. Calvert, CSFB, Frank Quattrone and other members of CSFB’s Technology Group (CSFB Individuals), and approximately fifty companies where CSFB was either the lead or the co-lead underwriter of an IPO. The complaint charges CSFB and CSFB Individuals for violations of Section 12(a) of the Securities Act of 1933 and violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934. The complaint charges the Company for violations of Sections 10(b) and 20(a) of the 1934 Act, and charges Mr. Ballman and Mr. Calvert for violations of Section 15 of the 1933 Act and Section 10(b) of the 1934 Act. The complaint also alleges claims against CSFB and the Company under the common law theory of respondeat superior, and against all defendants based on common law theories of fraud, negligent misrepresentation, and under Florida’s Blue Sky laws. In essence, the complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s IPO price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The complaint seeks damages in an unspecified amount. We may attempt to transfer this lawsuit to the United States District Court for the Southern District of New York where the other IPO class action litigation is pending. The Company has submitted the claims to its directors and officers insurance carrier and intends to defend itself vigorously against these charges.

In March 2003, the former Chief Executive of Globe-1, Robert Gilmore, notified the Company that he has been served in two securities litigation lawsuits, one of which was filed directly against him and the other included Globe-1, Inc. and Onvia as co-defendants. Globe-1, Inc. is a Washington corporation that Onvia acquired in August 2000 and subsequently became a wholly owned subsidiary of Onvia. Mr. Gilmore seeks indemnification for legal defense costs and any potential future losses under the articles of incorporation of Globe-1 offered to officers of that company. Mr. Gilmore intends to defend himself vigorously against the claims filed in the underlying lawsuits. Onvia intends to defend itself vigorously against this indemnification, and any potential losses to Onvia as a result these lawsuits are not estimable at this time.

In addition, from time to time we are subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adverse effect on our financial position, results of operations, or cash flows, the ultimate outcomes are inherently uncertain.

Note 14:    Stock Options

In February 1999, Onvia adopted a combined stock option plan (the 1999 Plan) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The number of shares reserved for issuance under the 1999 Plan total 2,433,028 shares. Each year, beginning in 2001 and ending in 2009, on the first day of the year the number of shares reserved for issuance under the 1999 Plan is automatically increased by the lesser of 320,000 shares; 4% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or a lesser number of shares as determined by the Board of Directors. The increase in the number of shares reserved for issuance under this provision during 2002 was 313,028 shares. In connection with certain acquisitions in 2000, Onvia assumed outstanding options to purchase common stock originally issued under the acquired companies’ stock option plans. There were 1,056,791 shares available for issuance under the 1999 Plan as of December 31, 2002.

Effective March 1, 2000, Onvia adopted a Directors’ Stock Option Plan (the Directors’ Plan), which authorizes the grant of 60,000 shares of nonqualified stock options to members of the Board. Initially, 4,000 shares were granted to all members of the Board on March 1, 2000, and thereafter, grants are made to each eligible Board member on the date such person is first elected or appointed as a Board member. Annually, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock, provided such person has been a Board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant. The annual grants vest in full one year from the date of grant. The options have a term of 10 years and terminate when the Board member no longer continues to serve as a director of Onvia. For the years ended December 31, 2002, 2001 and 2000, 5,000, 5,000 and 24,000 shares were granted to directors with weighted average exercise prices of $2.50, $5.50 and $206.10 per share, respectively.

In addition to the annual grants under the Directors’ Plan, each Board member that is an independent non-employee Director will receive an annual grant of 5,000 options under the Amended and Restated 1999 Stock Option Plan (“1999 Plan”) upon the Director’s anniversary date. Currently, Jeffrey Ballowe is Onvia’s only outside, independent, non-employee Director being compensated.

Stock options are approved by the Board of Directors generally with four-year vesting schedules. Options granted to consultants of Onvia are approved by the Board of Directors with varying vesting schedules of up to four years. Stock options expire 10 years after the date of grant.

As a result of the cash distribution discussed below, and pursuant to the guidance in FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options outstanding on or prior to the distribution date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock on the effective date of the distribution received a strike price reduction equal to the cash distribution, or $3.90 per share. For outstanding options with a strike price below the FMV on the date of the distribution, the reduction was such that the aggregate intrinsic value of the options immediately after the change was not greater than the aggregate intrinsic value immediately prior to the change, therefore, there was no accounting impact as a result of the change.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for all option plans from the years ending December 31:

	Options Outstanding	Weighted Average Exercise Price
Total options outstanding at December 31, 1999	587,538	$16.00
Options granted and assumed	596,225	73.00
Options exercised	(114,092)	1.80
Options forfeited	(323,094)	48.90

Total options outstanding at December 31, 2000	746,577	49.40
Options granted and assumed	666,335	9.60
Options exercised	(60,632)	1.50
Options forfeited	(724,425)	36.20

Total options outstanding at December 31, 2001	627,855	25.70
Options granted and assumed	164,800	1.65
Options exercised	(15,074)	2.94
Options forfeited	(171,092)	39.13

Total options outstanding at December 31, 2002	606,489	$13.02

Options exercisable at December 31, 2000	99,975	$38.70
Options exercisable at December 31, 2001	238,265	30.10
Options exercisable at December 31, 2002	272,855	15.97

The weighted average fair value of options granted during 2002, 2001 and 2000 was $3.75, $6.57 and $96.36 per share, respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price
$ 0.45 -$ 1.48	153,122	9.00	$1.46	33,206	8.81	$1.42
$ 1.66 -$ 2.11	32,726	9.54	2.00	1,757	8.86	1.78
$ 2.50 -$ 3.91	341,708	7.72	2.68	190,996	7.67	2.68
$ 5.10 -$ 11.10	21,950	8.05	8.06	12,873	8.00	7.87
$ 21.73 -$ 29.23	11,940	7.83	21.91	6,301	7.83	21.92
$ 47.35 -$ 96.41	14,957	6.60	66.99	10,757	6.30	66.24
$100.48 -$286.10	30,086	7.18	174.60	16,966	7.18	167.56

	606,489	8.10	$13.02	272,856	7.75	$15.97

Effective May 2000, we adopted the 2000 Employee Stock Purchase Plan (ESPP), and reserved 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP can be increased at the discretion of the Board of Directors by the lesser of 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a number of shares determined by the Board of Directors. During 2002 and 2001 no additional shares were added to the number of shares reserved for issuance under the ESPP plan. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. The Plan purchases shares on a semi-annual basis. There

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were 3,041, 7,249 and 12,359 shares purchased under the ESPP during fiscal 2002, 2001 and 2000 at an average price of $2.89, $6.80 and $22.31 per share, respectively. At December 31, 2002, there were 37,409 shares available for purchase under the ESPP.

Note 15:    Employee Retirement Plan

Effective March 1, 2000, we adopted a Savings and Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. Contributions by Onvia are at the discretion of the Board of Directors; however, no Onvia contributions were made to the Retirement Plan in the years ended December 31, 2002, 2001 or 2000.

Note 16:    Stockholders’ Equity

Authorized shares and stock split:    On July 11, 2002, our stockholders approved a one-for-ten reverse stock split of Onvia’s outstanding common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in the consolidated financial statements and in the accompanying notes to the consolidated financial statements to common shares, share prices and per share amounts, including the cash distribution per share, have been restated for the stock split. In conjunction with the reverse split, on July 17, 2002, we amended our Delaware Certificate of Incorporation to reduce the number of authorized shares from 26,500,000 to 13,000,000 shares, each with a par value of $0.0001 per share. The new authorization allows for 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock as of July 17, 2002, compared to 25,000,000 shares of common stock and 1,500,000 shares of preferred stock before the stock split. The reverse split had no impact on the par value of the stock.

Initial public offering:    In March 2000, we completed our initial public offering (the Offering) and issued 920,000 shares of our common stock to the public at a price of $210.00 per share. We received net proceeds of $177.8 million. Concurrent with this Offering, we issued an additional 266,666 shares of our common stock to Internet Capital Group at a price of $210.00 for net proceeds of $56.0 million.

Convertible preferred stock:    In February 2000, Onvia repurchased 6,939 shares of its Series C preferred stock that was originally issued in December 1999 at the original issuance price of $68.60 per share. The original beneficial conversion amount of $287,308 related to these shares, which increased the net loss attributable to common stockholders in the year ended December 31, 1999, was reversed in the year ended December 31, 2000.

Each share of Series A, Series B and Series C preferred stock was automatically converted on a one for one basis to common stock upon registration of Onvia’s common stock pursuant to the Offering.

Cash distribution:    In March 2002, our Board of Directors approved a cash distribution in the amount of $3.90 per share to return excess operating capital to our stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002.

As of the date of the cash distribution there were 76,043 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants were exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000. The weighted average exercise price of these warrants as of December 31, 2002 was $11.20.

Repurchase of common stock:    In July 2000, the British Columbia Securities Commission notified us that our directed share program offered to certain stockholders at the time of our Offering did not meet Canadian disclosure requirements. In October 2000, we tendered rescission rights totaling 5,150 shares to selected

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders as a remedy to this violation. We repurchased and retired 1,175 and 3,101 shares for $246,750 and $651,273 during the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001, Onvia repurchased an additional 330,981 shares of common stock held by former employees and a current stockholder at an aggregate price of approximately $2,568,000.

During the year ended December 31, 2002, we repurchased an additional 184,121 shares of common stock held by former executives at an aggregate price of approximately $1,124,000 (Note 12).

Nonvested common stock:    In January 1999, we issued 2,295,813 shares of nonvested common stock to employees and other outside parties. These shares are subject to a repurchase option, which allows us the right to repurchase the shares at the original purchase price upon termination of employment. The repurchase option on the nonvested common stock expires ratably over four years from date of hire or commencement of services on a monthly basis. The expiration of the repurchase option may accelerate upon certain change of control transactions. As of December 31, 2002, 2001 and 2000, Onvia had 10,665, 47,267 and 363,281 shares of nonvested common stock outstanding, respectively.

During the years ended December 31, 2002 and 2001, we exercised our repurchase option on 2,500 and 67,992 shares, respectively, of nonvested common stock held by former employees in conjunction with their separation from Onvia at an aggregate price of $31 and $35,001, respectively.

In April 1999, we issued 102,622 shares of nonvested common stock under the 1999 Plan to the Chairman of the Board of Directors in exchange for $12,828. The issued shares had a fair value of $4.00 per share as of the grant date. These shares are subject to a repurchase option, which allows us the right to repurchase the shares at the original purchase price upon termination of employment or consulting services provided. The repurchase option expires over four years with a 25% cliff after the first year and ratably thereafter on a monthly basis, and may accelerate upon certain change of control transactions. Compensation expense in the amount of $22,078, $59,090 and $119,419 was recognized for these shares for the years ended December 31, 2002, 2001 and 2000, respectively.

Warrants to purchase Series A preferred stock:    During 1999, we issued warrants to purchase up to 116,531 shares of Series A preferred stock at $9.00 per share in conjunction with our subordinated debt financing. These warrants were exercisable immediately upon grant and expire 10 years after date of grant. During the year ended December 31, 2000, 66,590 of these warrants were exercised by the warrant holder. As of December 31, 2002, 49,941 of these warrants are still outstanding, all of which would be eligible for the cash distribution if they were exercised in the future. The weighted average exercise price of these warrants was $9.00 at December 31, 2002.

We also issued warrants to purchase up to 9,732 shares of our Series A preferred stock at $12.40 per share in conjunction with our equipment loan financing. These warrants were exercised in 2000.

The Series A preferred stock warrants automatically converted into common stock purchase warrants upon the effectiveness of the Offering.

Warrants to purchase common stock:    In February 1999, we issued warrants to purchase 83,335 shares of common stock in conjunction with our convertible debt financing in 1998. The warrants were exercisable at $0.025 per share and vested immediately upon issuance. The warrant holders exercised the remaining unexercised warrants to purchase 70,514 shares of common stock during 2000.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the Zanova, Globe-1 and DemandStar acquisitions, we assumed all outstanding warrants as part of the transactions, and issued 120,283 warrants to former warrant holders at exercise prices ranging from $1.25 to $213.14 per share. These warrants expire 10 years from the date of grant. As of December 31, 2002 and 2001, 33,277 and 36,767 warrants, respectively, were still outstanding. As of December 31, 2002, 26,102 of these outstanding warrants would be eligible for the cash distribution if they were exercised in the future. The average weighted exercise price of these warrants was $15.40 at December 31, 2002.

Note 17:    Segment Information

The geographical business segments reported below are the segments of Onvia for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief executive officer for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Prior to the disposal of our Canadian operations in March 2001, Onvia evaluated its business based on the geography of its two operations, the United States and Canada. The operating segment information has been reported in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Intercompany transactions are insignificant and have been recorded at cost as part of the parent’s investment in its Canadian subsidiary. As of January 1, 2002, Onvia has one operating segment, its B2G network.

	U.S.	Canada	Consolidated
Year ended December 31, 2001:
Net revenue	$17,152,347	$718,192	$17,870,539
Net loss	(101,976,799)	(2,428,030)	(104,404,829)
Total assets	115,378,659		115,378,659
Property and equipment, net	7,235,548		7,235,548
Other assets, net	4,673,601		4,673,601
Goodwill, net	16,468,167		16,468,167
Depreciation and amortization	21,039,457	64,683	21,104,140
Interest income and other, net	4,612,056	(15,001)	4,597,055
Noncash compensation expense, net	3,005,466	52,999	3,058,465
Additions to property and equipment	1,327,222		1,327,222
Additions to goodwill	21,431,103		21,431,103
Impairment of goodwill, net	27,311,603		27,311,603
Impairment of property and equipment	7,525,060	537,724	8,062,784
Impairment of capitalized software	1,068,991		1,068,991

Year ended December 31, 2000:
Net revenue	$133,400,760	$14,166,066	$147,566,826
Net loss	(110,037,335)	(7,060,478)	(117,097,813)
Total assets	238,807,668	2,268,280	241,075,948
Property and equipment, net	17,857,008	521,526	18,378,534
Other assets, net	9,741,443	41,931	9,783,374
Goodwill, net	37,872,617		37,872,617
Depreciation and amortization	13,201,422	222,062	13,423,484
Interest income and other, net	9,312,231	19,361	9,331,592
Noncash compensation expense, net	7,629,665	388,217	8,017,882
Additions to property and equipment	17,812,101	477,163	18,289,264
Additions to other assets	7,467,057	15,839	7,482,896
Additions to goodwill	44,207,617		44,207,617
Impairment of property and equipment	1,151,744		1,151,744
Impairment of capitalized software	1,744,902		1,744,902

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18:    Supplemental Cash Flow Information

Noncash investing and financing activities are as follows:

•	During the year ended December 31, 2000, Onvia issued $43,493,398 in common stock, options and warrants in connection with business acquisitions.

•	During fiscal 2000, Onvia received 20,208 shares of nonvested common stock valued at $75,781 from a noteholder as partial repayment on an outstanding note receivable.

Supplemental cash flow information:

Cash paid for interest during the years ended December 31, 2002, 2001 and 2000 was $379,537, $776,527, and $1,503,994, respectively.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

General

We have a classified Board of Directors of seven members consisting of Class I Directors, Class II Directors and Class III Directors, who will serve until the annual meetings of stockholders to be held in 2004, 2005 and 2003, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, Directors are elected for a term of three years to succeed those Directors whose terms expire at the annual meeting dates. Any additional Directorships resulting from an increase in the number of Directors are distributed among the three classes so that, as nearly as possible, each class consists of an equal number of Directors. There are currently two Class I Directors, two Class II Directors and one Class III Director serving on the Board of Directors, and two vacancies.

On September 24, 2002, William W. Ericson resigned as a Class III Director of Onvia, leaving a vacancy on the Board of Directors. His resignation was not due to any disagreement with the Board or with the management of Onvia. The Board anticipates filling this vacancy as soon as is practicable.

Class III Director (Term Ending 2003)

The name of our Class III director, whose term ends in 2003, and certain information about him are set forth below:

Name	Age	Position	Director Since
Jeffrey C. Ballowe(1)(2)	47	Director	1999

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Jeffrey C. Ballowe has served as a director of the Company since December 1999. From 1986 to 1998, Mr. Ballowe held various management positions at Ziff-Davis, including President of the Interactive Media and Development Group. Before leaving Ziff-Davis at the end of 1998, Mr. Ballowe led the launches of five magazines, ZDNet on the Web, TechTV (f.k.a. ZDTV) and the initial ZD/Softbank investment in Yahoo!. Mr. Ballowe also serves as a director of Verticalnet and is on the advisory board of Internet Capital Group. Mr. Ballowe holds a Bachelor of Arts in Economics and French from Lawrence University, a Master of Arts in French from the University of Wisconsin and a Master of Business Administration from the University of Chicago.

Class I Directors (Term Ending 2004)

The names of our Class I directors, whose terms end in 2004, and certain information about them are set forth below:

Name	Age	Position	Director Since
Kenneth A. Fox(1)	32	Director	1999
Steven D. Smith(2)	44	Director	2000

(1)	Member of the Compensation Committee.
(2)	Chair of the Audit Committee.

Kenneth A. Fox has served as a director of the Company since February 1999. Mr. Fox is the Chairman of The Stripes Group, a private equity investment firm. Prior to forming The Stripes Group, Mr. Fox co-founded Internet Capital Group, Inc. and served as one of Internet Capital Group’s Managing Directors from its inception, and also served as a director of Internet Capital Group from February 1999 to December 2002. Prior to forming Internet Capital Group, Mr. Fox was the Director of West Coast Operations for Safeguard Scientifics, Inc., and was Director of West Coast Operations for Technology Leaders II, LP, a venture capital partnership, from 1994 to 1996. Mr. Fox serves as a director of many privately held companies. Mr. Fox holds a Bachelor of Science in Economics from Pennsylvania State University.

Steven D. Smith has served as a director of the Company since January 2000. From March 1997 to April 2003, Mr. Smith served as Managing Director of GE Equity, a subsidiary of GE Capital. From August 1990 to February 1997, Mr. Smith served in a variety of positions at GE Capital, most recently as Managing Director, Ventures. Mr. Smith holds a Bachelor of Business Administration from Southern Methodist University and a Master of Business Administration from The Wharton School of Business at the University of Pennsylvania.

Class II Directors (Term ending 2005)

The names of our Class II directors, whose terms end in 2005, and certain information about them are set forth below:

Name	Age	Position	Director Since
Michael D. Pickett	55	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board	1999
Nancy J. Schoendorf(1)(2)	48	Director	1999

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Michael D. Pickett has served as a director of the Company since February 1999 and as Chief Executive Officer and Chairman of the Board of the Company since April 2001. Mr. Pickett also served as President and Chief Operating Officer of the Company from August 2000 to April 2001 and as Chairman of the Board from February 1999 to August 2000. From July 1999 to August 2000, Mr. Pickett served as Chief Executive Officer of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by the Company in September 2000. From July 1997 to March 1999, Mr. Pickett was Chairman and Chief Executive Officer of Technology Solutions Network, LLC, a provider of turnkey technology solutions for small businesses. From October 1983 to February 1996, Mr. Pickett served in a variety of positions and most recently as Chairman, Chief Executive Officer and President of Merisel, Inc., a wholesale distributor of computer hardware and software products and a provider of logistics services. Mr. Pickett holds a Bachelor of Arts in Business Administration from the University of Southern California.

Nancy J. Schoendorf has served as a director of the Company since February 1999. Ms. Schoendorf has been a general partner of Mohr, Davidow Ventures, a venture capital firm, since 1993, and Managing Partner of Mohr, Davidow since 1997. Prior to joining Mohr, Davidow, Ms. Schoendorf spent 17 years in the computer industry, including holding management positions with Hewlett-Packard, Software Publishing Corporation and Sun Microsystems, Inc. Ms. Schoendorf currently serves as director of Agile Software Corporation and several privately held companies. Ms. Schoendorf holds a Bachelor of Science in Computer Science from Iowa State University and a Master of Business Administration from Santa Clara University.

There are no family relationships among any of the directors or executive officers of Onvia.

Meetings and Committees of the Board of Directors

The Board of Directors held a total of ten meetings during the fiscal year ended December 31, 2002. Each director, except for Mr. Smith who attended seven of the ten meetings and Mr. Ballowe who attended five meetings, attended at least 75% of the total number of Board meetings. Ms. Schoendorf and Mr. Ballowe each missed one Audit Committee meeting and Mr. Fox missed one Compensation Committee meeting. The Board of Directors has a Compensation Committee and an Audit Committee.

Mr. Ballowe, Ms. Schoendorf and Mr. Smith were members of the Audit Committee during fiscal 2002, with Mr. Smith serving as the chairperson. The functions of the Audit Committee include recommending the engagement of the independent public auditors, monitoring the effectiveness of the audit effort and monitoring our financial and accounting organization and its system of internal accounting controls. The Audit Committee held four meetings during the fiscal year ended December 31, 2002.

Mr. Ballowe, Ms. Schoendorf and Mr. Fox were members of the Compensation Committee during fiscal 2002. The functions of the Compensation Committee include establishing and administering our policies regarding annual executive salaries and cash incentives, and long-term equity incentives. The Compensation Committee held two meetings during the fiscal year ended December 31, 2002.

The Board does not have a nominating committee or a committee performing the functions of a nominating committee.

Director Compensation

On October 21, 2002, our Board of Directors unanimously consented to amend the guidelines for compensation of Outside/Independent Directors. The guidelines were amended to provide for a stock option grant under the Company’s Amended and Restated 1999 Stock Option Plan (“1999 Plan”) of 5,000 shares of the Company’s common stock on the anniversary date that such person became an Outside/Independent Director. It was further resolved that Outside/Independent Directors will be entitled to quarterly payments of $5,000 if such person attends every Board meeting during the quarter (or $4,000 per quarter if such person attends every Board meeting during the quarter via teleconference or audio conference). A prorated portion will be paid if all meetings during the quarter are not attended. Terms of this amendment for Outside/Independent Directors are in addition to option grants under the 2000 Directors’ Stock Option Plan (“2000 Directors’ Plan”) described below.

Our directors, except for Mr. Ballowe, currently do not receive cash compensation for their services as members of the Board of Directors, however they are reimbursed for out-of-pocket expenses incurred in connection with activities as directors, including attendance at Board and committee meetings. Currently, Mr. Ballowe is Onvia’s only outside, independent, non-employee Director receiving quarterly cash compensation as described above. Mr. Ballowe received a stock option grant of 18,750 shares of the Company’s common stock under the 1999 Plan on October 21, 2002, and will receive annual stock option grants under the 1999 Plan as described above. Our directors are generally eligible to participate in the 1999 Plan. In addition, directors who are also employees of the Company are eligible to participate in our 2000 Employee Stock Purchase Plan (“ESPP”). Each of our non-employee directors receive automatic annual stock option grants to purchase 1,000 shares of our common stock under our 2000 Directors’ Plan on the date of our annual meeting. During the 2002 fiscal year, each of our non-employee directors received an option to purchase 1,000 shares of our common stock under our 2000 Directors’ Plan.

Executive Officers

The Company’s executive officers currently consist of the following:

Name	Age	Position	Executive Officer Since
Michael D. Pickett	55	Chairman of the Board, Acting Chief Financial Officer and Chief Executive Officer	2000
Clayton W. Lewis	43	President and Chief Operating Officer	2000
Irvine N. Alpert	51	Executive Vice President	2001
Matthew S. Rowley	39	Chief Information Officer	2001

Clayton W. Lewis has served as President and Chief Operating Officer of the Company since December 2001. Prior to becoming President and Chief Operating Officer, Mr. Lewis served as Vice President of Marketing from August 2000 to December 2001, Vice President of Business Affiliations from July 1999 to July 2000 and Director of Business Development from March 1999 to June 1999. From October 1995 to June 1998, Mr. Lewis served as Executive Vice President of ETC, a subsidiary of Telecommunications, Inc. From December 1989 to October 1995, Mr. Lewis was Senior Vice President of Business Development at RXL Pulitzer, the multimedia division of the Pulitzer Publishing Company. In addition, Mr. Lewis has held a variety of public positions including serving as chief of staff for a member of the United States Congress, and key roles in state government. Mr. Lewis holds a Bachelor of Arts in Business Administration from the University of Washington.

Irvine N. Alpert has served as Executive Vice President of the Company since July 2001. From February 1995 to July 2001, Mr. Alpert was the founder and Chief Executive Officer of ProjectGuides, Inc., an architecture, engineering and construction market information service, which was acquired by Onvia in June 2001. From 1993 to 1995, Mr. Alpert served as President of RCI Environmental, Inc., a regional construction company. From 1990 to 1993, Mr. Alpert served as Vice President of Sales and Marketing for Hart Crowser, Inc., a regional geotechnical and environmental consulting firm. Mr. Alpert holds a Bachelor of Arts from the University of California, Santa Cruz and a Master of Environmental Planning from the University of California, Berkeley.

Matthew S. Rowley has served as Chief Information Officer of the Company since July 2001. Prior to becoming Chief Information Officer of the Company, Mr. Rowley served as Vice President of Development from June 2001 to July 2001, Director of Site Development from December 2000 to June 2001 and Development Manager from August 2000 to December 2000. From November 1999 to August 2000, Mr. Rowley served as Director of Electronic Commerce of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by Onvia in September 2000. From May 1999 to November 1999, Mr. Rowley was Director of Electronic Commerce Operations of Multiple Zones International, a direct reseller of name-brand information technology products and services to small to medium businesses. From December 1997 to May 1999, Mr. Rowley served in a variety of positions and most recently as Program Manager, Internet Electronic Commerce Practice of BEST Consulting, an information technology firm specializing in electronic commerce solutions. From September 1988 to December 1997, Mr. Rowley served in a variety of positions and most recently as Project Manager, Lead Technical Engineer and Systems Analyst at the Battelle Seattle Research Center and Pacific NW National Laboratory. Mr. Rowley holds a Bachelor of Arts from Seattle Pacific University.

ITEM 11.    EXECUTIVE COMPENSATION

The following table shows the compensation earned by (a) the person who served as our Chief Executive Officer during the fiscal year ended December 31, 2002; (b) the other most highly compensated individuals who served as an executive officer during the fiscal year ended December 31, 2002; (c) one executive officer who departed during the fiscal year ended December 31, 2002 (the “Named Executive Officers”); and (d) the compensation received by each of these people for the two preceding fiscal years.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards Securities Underlying Options

Name and Principal Position					All Other Compensation
	Year	Salary	Bonus
Michael D. Pickett (1) Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board	2002 2001 2000	$134,475 234,434 76,538	$143,750 37,813 —	— 302,979 —	$52,384 35,866 26,200

Clayton W. Lewis (2) President and Chief Operating Officer	2002 2001 2000	220,000 181,202 104,583	12,500 48,458 18,000	87,000 15,000 10,000	— — —

Irvine N. Alpert (3) Vice President, AEC Markets	2002 2001 2000	180,000 101,227 —	— 1,240 —	16,900 18,000 —	46,161 — —

Matthew S. Rowley (4) Chief Information Officer	2002 2001 2000	170,000 132,258 38,269	95,625 29,645 25,000	24,500 15,550 1,950	— — —

John G. Martin (5) Director of Government Sales	2002 2001 2000	128,858 113,595 —	17,992 31,974 —	— 2,000 —	— — —

(1)	Mr. Pickett’s annual salary as of December 31, 2002 is $177,900. Mr. Pickett’s employment agreement was amended in February 2002, after he resigned his position as President in January 2002, providing for an annual base salary of $120,000, an annual housing stipend, and a one-time bonus of $125,000 based on achievement of criteria or the occurrence of certain events determined by the Board, which was paid in June 2002. Mr. Pickett was also paid a bonus of $18,750 in January 2002 based on performance achievement during 2001. Mr. Pickett’s employment agreement was further amended in September 2002, providing for an annual base salary of $177,900. Mr. Pickett’s other compensation consists of housing stipend expense of $52,384 paid by Onvia before Mr. Pickett’s employment agreement was amended in September 2002, eliminating the housing stipend.
(2)	Mr. Lewis commenced his employment with the Company as Director of Business Development in March 1999. In December 2001, Mr. Lewis became President and Chief Operating Officer. Mr. Lewis’s annual salary as of December 31, 2002 is $220,000.
(3)	Mr. Alpert commenced his employment with the Company as Executive Vice President in July 2001. Mr. Alpert’s annual salary as of December 31, 2002 is $180,000. Mr. Alpert’s other compensation consists of commissions of $46,161 paid by Onvia pursuant to his commission agreement with Onvia.
(4)	Mr. Rowley commenced his employment with the Company as Development Manager in August 2000. In July 2001, Mr. Rowley became Chief Information Officer. Mr. Rowley’s annual salary as of December 31, 2002 is $170,000. In January 2002 Mr. Rowley’s bonus of $85,000 was paid pursuant to his employment agreement with Onvia, and a bonus of $10,625 was paid based on performance achievement during 2001.
(5)	Mr. Martin commenced his employment with the Company in February 26, 2001 as Director of Product Marketing, became Director of Government Sales in early 2002, and left the Company on November 27, 2002. Mr. Martin’s annual salary at the time of his departure was $143,000.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2002. In addition, as required by the SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term. The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. No stock appreciation rights were granted to these individuals during the year.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Last Fiscal Year(1)	Exercise Price Per Share(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(4)
					5%	10%
Clayton W. Lewis(2)	87,000	52.79%	$1.48	02/22/12	$80,905	$205,029
Irvine N. Alpert(2)	16,900	10.25%	1.48	02/22/12	15,716	39,827
Matthew S. Rowley(2)	24,500	14.87%	1.48	02/22/12	22,784	57,738

(1)	Based on a total of 164,800 option shares granted to employees, consultants and directors during 2002 under the 1999 Plan and the 2000 Directors’ Plan.
(2)	Options vest ratably over a 48-month period. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment. In the event of certain change in control transactions and termination of employment, see “Employment Agreements” section.
(3)	In March 2000, Onvia’s Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to Onvia’s stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002. As a result of the cash distribution, and pursuant to the guidance in FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options outstanding on or prior to the distribution date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock on the effective date of the distribution received a strike price reduction equal to the cash distribution, or $3.90 per share. For outstanding options with a strike price below the FMV on the date of the distribution the reduction was such that the aggregate intrinsic value of the options immediately after the change was not greater than the aggregate intrinsic value immediately prior to the change, therefore, there was no accounting impact as a result of the change. The FMV for the stock options granted on February 22, 2002 was $4.10, and the strike price of the stock options granted to Mr. Lewis, Mr. Alpert, and Mr. Rowley were decreased by $2.62.
(4)	The potential realizable value illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share on the date of grant to the end of the option term. The options granted in 2002 to the named executives carried a strike price below the FMV of Onvia’s common stock on the date of the distribution discussed above. Since the strike price of these options was equal to the FMV on the date of grant, for purposes of calculating the potential realizable value under the assumed annual appreciation above, the market value on the grant date is assumed to be the same as the adjusted strike price of $1.48. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATE OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

The following table provides certain information with respect to stock options exerciseable by the Named Executive Officers during the last fiscal year ended December 31, 2002. The table also provides the number of shares covered by stock options as of the end of the fiscal year, and the value of “in-the-money” stock options, which represents the positive difference between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year. No stock appreciation rights were outstanding during the fiscal year ended December 31, 2002.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael D. Pickett(1)	—	$—	178,737	128,242	$—	$—
Clayton W. Lewis(2)	—	—	31,396	82,602	19,416	73,786
Irvine N. Alpert(2)	2,977	19,351	6,543	25,380	7,010	27,190
Matthew S. Rowley(2)	510	3,315	11,380	30,110	4,922	20,779
John G. Martin(1)(3)	—	—	875	—	—	—

(1)	The exercise price of the options is higher than the closing market stock price as of December 31, 2002.
(2)	Based on the $2.55 per share closing price of our common stock on The NASDAQ Stock Market on December 31, 2002, less the exercise price of the options.
(3)	Mr. Martin left the Company on November 27, 2002. As of February 27, 2003, all of Mr. Martin’s stock options had expired.

Employment Agreements

Mr. Pickett and the Company entered into an employment agreement in March 2001. The employment agreement was subsequently amended in February 2002, after Mr. Pickett resigned his position as President in January 2002, to provide for an annual base salary of $120,000, an annual stipend of $45,600 and a one-time bonus of $125,000 based on achievement of criteria or the occurrence of certain events determined by the Board, which was paid in June 2002. Mr. Pickett’s employment agreement was further amended in September 2002, providing for an annual base salary of $177,900 and eliminating the stipend. Upon termination of employment by the Company without cause or by Mr. Pickett for good reason, Mr. Pickett will receive a lump sum payment of $250,000 and 12 months of benefits and accelerated vesting of all unvested options granted under the Company’s 2000 Directors’ Plan and all unvested shares pursuant to that certain amended Common Stock Purchase Agreement dated April 9, 1999. Upon a change in control transaction, 50% of the then unvested options granted to Mr. Pickett in connection with his employment agreement and 50% of the then unvested shares subject to the amended Common Stock Purchase Agreement shall vest, and the remaining unvested options and shares shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Pickett for good reason within 12 months of a change in control transaction.

Mr. Lewis and the Company entered into an employment agreement in September 2001, which provided for an annual base salary of $200,000. The employment agreement was subsequently amended in February 2002, after Mr. Lewis was designated as President and Chief Operating Officer, to increase Mr. Lewis’s annual salary to $220,000 and to provide for a bonus of up to $80,000 based on achievement of criteria determined by the Board. In addition, Mr. Lewis was granted options to purchase 87,000 shares of the Company’s common stock with vesting to begin immediately in 48 equal monthly installments as long as Mr. Lewis is employed by the Company. Upon termination of employment by the Company without cause or by Mr. Lewis for good reason, Mr. Lewis will receive 12 months base salary, benefits and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 50% of the then unvested options granted to Mr. Lewis shall vest, and the remaining unvested options and shares shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Lewis for good reason within 12 months of a change in control transaction.

Mr. Alpert and the Company entered into an agreement in February 2002, which provides for an annual base salary of $180,000. In addition, Mr. Alpert was granted options to purchase 16,900 shares of the Company’s common stock, with vesting to begin immediately in 48 equal monthly installments as long as Mr. Alpert is employed by the Company. On January 31, 2003, Mr. Alpert was granted options to purchase 30,000 shares of the Company’s common stock, with vesting to begin immediately in 48 equal monthly installments as long as Mr. Alpert is employed by the Company. Upon termination of employment by the Company without cause or by Mr. Alpert for good reason, Mr. Alpert will receive six months base salary, benefits and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 25% of the then unvested options granted to Mr. Alpert shall vest and the remaining unvested options shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Alpert for good reason within 12 months of a change in control transaction. Mr. Alpert and the Company also entered into a Commission and Bonus Plan in September 2001, which provides that Mr. Alpert will receive a commission on contracts Mr. Alpert secures. Mr. Alpert will also receive up to $2,000 per quarter based on achievement of criteria determined by the President and Chief Operating Officer.

Mr. Rowley and the Company entered into an employment agreement in September 2001, which provides for an annual base salary of $170,000, and a performance bonus of $85,000, which was paid in January 2002. In February 2002, Mr. Rowley was granted options to purchase 24,500 shares of the Company’s common stock, with vesting to begin immediately in 48 equal monthly installments as long as Mr. Rowley is employed by the Company. Upon termination of employment by the Company without cause or by Mr. Rowley for good reason, Mr. Rowley will receive six months base salary, benefits, and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 25% of the then unvested options granted to Mr. Rowley shall vest, and the remaining unvested options shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Rowley for good reason within 12 months of a change in control transaction.

Mr. Martin did not have an employment agreement with the Company.

Cash Distribution and Stock Option Strike Price Adjustment

In March 2002, the Company’s Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to Onvia’s shareholders. The distribution in the amount of $29.9 million was paid on May 3, 2002. As a result of the cash distribution, and pursuant to the guidance in FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options outstanding on or prior to the distribution date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock on the effective date of the distribution received a strike price reduction equal to the cash distribution, or $3.90 per share. For outstanding options with a strike price below the FMV on the date of the distribution the reduction was such that the aggregate intrinsic value of the options immediately after the change was not greater than the aggregate intrinsic value immediately prior to the change, therefore, there was no accounting impact as a result of the change.

The following table provides information with respect to the reduction in exercise prices of stock options owned by the Named Executive Officers on May 3, 2002. As required by the SEC rules, the table sets forth the number of securities underlying the stock options, the market price of the stock at the time of the option price adjustment, the exercise price at the time of the price adjustment, the new exercise price and the length of original option term remaining at the date of the stock price adjustment.

Name	Date of Repricing	Number of Securities Underlying Options Repriced	Market Price of Stock at Time of Repricing	Exercise Price at Time of Repricing	New Exercise Price	Length of Original Option Term Remaining at Date of Repricing (years)
Alpert, Irvine N.	05/03/02	15,375	$6.10	$4.10	$1.48	9.33
Vice President, AEC Markets	05/03/02	16,548	$6.10	$4.10	$1.48	9.81

Lewis, Clayton W.	05/03/02	51,272	$6.10	$4.10	$1.48	9.81
President and Chief Operating Officer	05/03/02	35,728	$6.10	$4.10	$1.48	9.81
	05/03/02	4,943	$6.10	$6.56	$2.66	8.84
	05/03/02	10,056	$6.10	$6.56	$2.66	8.84
	05/03/02	8,466	$6.10	$14.38	$10.48	8.58
	05/03/02	1,534	$6.10	$14.38	$10.48	8.58
	05/03/02	2,000	$6.10	$61.70	$57.80	7.63

Pickett, Michael D.	05/03/02	45,717	$6.10	$6.56	$2.66	8.28
Chief Executive Officer and Chairman of the Board	05/03/02	154,282	$6.10	$6.56	$2.66	8.28
	05/03/02	102,980	$6.10	$6.56	$2.66	8.28
	05/03/02	4,000	$6.10	$210.00	$206.10	7.82

Rowley, Matthew S.	05/03/02	23,990	$6.10	$4.10	$1.48	9.81
Chief Information Officer	05/03/02	10,150	$6.10	$6.50	$2.60	9.21
	05/03/02	400	$6.10	$6.56	$2.66	8.84
	05/03/02	5,000	$6.10	$7.50	$3.60	9.19
	05/03/02	450	$6.10	$25.63	$21.73	8.50
	05/03/02	1,500	$6.10	$60.00	$56.10	8.28

Martin, John G. (1)	05/03/02	2,000	$6.10	$7.81	$3.91	8.82
Former Director of Government Sales

(1)	Mr. Martin left the Company on November 27, 2002. As of February 27, 2003, all of Mr. Martin’s stock options had expired.

The Compensation Committee of the Board of Directors of the Company:

Nancy J. Schoendorf

Jeffrey C. Ballowe

Kenneth A. Fox

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows how much common stock is owned by the Directors, the Named Executive Officers identified on page 78, all Officers and Directors as a group and owners of more than 5% of our outstanding common stock as of March 1, 2003.

Name and Address(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)

Mohr, Davidow Ventures(4)	1,455,814	18.30%
2775 Sand Hill Road, Suite 240
Menlo Park, California 94025

Internet Capital Group, Inc.(5)	1,718,481	21.60%
435 Devon Park Drive, Building 600
Wayne, Pennsylvania 19087

GE Capital Equity Investments(6)	432,900	5.44%
c/o Capital Equity Investments, Inc.
120 Long Ridge Road
Stamford, Connecticut 06927

Nancy J. Schoendorf(4)	1,455,814	18.30%
c/o Mohr, Davidow Ventures
2775 Sand Hill Road, Suite 240
Menlo Park, California 94025

Kenneth A. Fox(7)	4,000	*
1260 Mercer Street
Seattle, WA 98109

Steven D. Smith(6)	432,900	5.44%
1260 Mercer Street
Seattle, WA 98109

Michael D. Pickett(8)	309,495	3.89%
1260 Mercer Street
Seattle, WA 98109

Jeffrey C. Ballowe(9)	18,395	*
105 Clle la Pena
Santa Fe, New Mexico 87505

Clayton W. Lewis(10)	54,294	*

Irvine N. Alpert(11)	14,304	*

Matthew S. Rowley(12)	16,111	*

All directors and officers as a group (8 persons)(13)	2,305,313	28.98%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information in the footnotes to this table.
(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options, warrants, or other convertible securities.

(3)	Calculated on the basis of 7,663,792 shares of common stock outstanding as of March 1, 2003, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 1, 2003 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.
(4)	Consists of 948,191 shares held by Mohr, Davidow Ventures V, L.P., 432,254 shares held by Mohr, Davidow Ventures V-L, L.P., and 71,369 shares held by Mohr, Davidow Ventures V, L.P. as nominee for Mohr, Davidow Ventures Entrepreneurs’ Network Fund II (A), L.P. and Mohr, Davidow Ventures Entrepreneurs’ Network Fund II (B), L.P. Also includes 4,000 shares issuable upon exercise of options granted to Ms. Schoendorf under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2003. Ms. Schoendorf is a director of the Company and a general partner of Mohr, Davidow Ventures, V, L.P. and Mohr, Davidow Ventures V-L, L.P. Ms. Schoendorf disclaims beneficial ownership of shares held by these entities except to the extent of her pecuniary interest in them.
(5)	Shares are held directly by ICG Holdings Inc., a wholly owned subsidiary of Internet Capital Group, Inc.
(6)	Includes 4,000 shares issuable upon exercise of options granted to Mr. Smith under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2003. Mr. Smith will resign as a Managing Director of GE Equity, a subsidiary of GE Capital, effective April 2003. Mr. Smith disclaims beneficial ownership of those shares except to the extent of his pecuniary interest in them.
(7)	Includes 4,000 shares issuable upon exercise of options granted under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2003. Mr. Fox is a director of the Company, and until December 2002 was a managing director of Internet Capital Group, Inc. Mr. Fox disclaims beneficial ownership of all shares held by ICG Holdings Inc., a wholly owned subsidiary of Internet Capital Group, Inc., in the Company.
(8)	Includes 201,986 shares issuable upon exercise of options granted under the 1999 Plan and 3,000 under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2003.
(9)	Includes 4,000 shares issuable upon exercise of options granted under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2003. Also includes 2,395 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2003.
(10)	Includes 40,894 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2003.
(11)	Includes 11,327 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2003.
(12)	Includes 14,801 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2003.
(13)	Includes 290,403 shares of common stock subject to options exercisable within 60 days of March 1, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Officers

Between October 1999 and March 2000, the Company issued loans to the following executive officers in the amounts set forth opposite each of the executives’ names. The remaining note is secured by shares of our common stock.

Stockholder	Annual Interest Rate	Amount of Promissory Note	Amount of Promissory Note as of March 15, 2003	Date Issued	Due Date
Kristen M. McLaughlin	6%	$350,000	$247,498	April 10, 2000	(A)
Glenn S. Ballman	6%	350,000	0	October 8, 1999	(B)
Mark T. Calvert	6%	150,000	0	April 10, 2000	(B)

(A)	This note is due on the earlier of the following: (1) five years after issuance; (2) after a public offering of our common stock in which the former officer is a selling stockholder; and (3) the expiration of any lock-up period imposed by contract or securities laws following an acquisition of Onvia.
(B)	These notes were paid in full during the year ended December 31, 2002.

Other Related Party Transactions

On December 8, 2000, we entered into an agreement to guarantee a $4,000,000 promissory note issued to our then current Chief Executive Officer, Glenn S. Ballman, by a third party lender. The principal was payable by Mr. Ballman in five payments, the last of which was due on July 31, 2002 and interest was payable by Mr. Ballman on a periodic basis. As part of Onvia’s guarantee, we assigned a certificate of deposit to the lender in the amount of $4,000,000. Onvia secured its guarantee with 600,000 shares of common stock held by Mr. Ballman.

In April 2001, Glenn S. Ballman resigned as our Chairman and Chief Executive Officer. Mr. Ballman’s separation agreement included eighteen months of salary and benefits of approximately $350,000 that were paid in the second quarter of 2001. We also agreed to repurchase up to 600,000 shares of Mr. Ballman’s stock at fair market value, with the proceeds from any repurchase to be used to repay outstanding notes between Mr. Ballman and Onvia and satisfy the loans Onvia had guaranteed on Mr. Ballman’s behalf.

We repurchased 87,971 and 140,322 shares from Mr. Ballman at their fair market value of approximately $906,000 and $870,000 in September 2001 and April 2002, respectively. Of the total purchase price, $1.6 million was used to make principal payments on the third party promissory note and $176,000 was used to make principal and interest payments on the promissory note between Mr. Ballman and Onvia.

In May 2002, Mr. Ballman made the final payments on his note with a third party lender and on his promissory note held by Onvia in the amount of $226,000. Upon repayment of the third party note, the lender released the $3.2 million deposit pledged by Onvia as security for our corporate guarantee.

In February 2000 we received a promissory note from Kristin McLaughlin, our then current Chief Strategy Officer, in the amount of $100,000, collateralized by 10,000 shares of Onvia’s common stock. In April 2000 we received another promissory note from Ms. McLaughlin in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. Both promissory notes carried interest at 6% per annum. Principle and interest are payable upon demand no later than five years from the date of issuance. The notes become due if certain change of control events take place.

In March 2001, we entered into a retention agreement with Ms. McLaughlin. Under the terms of the agreement, we were to provide Ms. McLaughlin with a retention bonus totaling $680,000 over the following two years. The bonus was to be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $60,000 per quarter of principle and interest on Ms. McLaughlin’s loan with Onvia and paying $29,000 per quarter in cash. In addition, we were required to repurchase up to $400,000 of Ms. McLaughlin’s stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase. In July 2001, Ms. McLaughlin separated from Onvia, and the retention bonus agreement was terminated. For the year ended December 31, 2001, we forgave approximately $120,000 in principle and interest on Ms. McLaughlin’s loan and paid $58,000 in cash to Ms. McLaughlin per the agreement. In May 2002 Ms. McLaughlin paid approximately $142,000 toward the remaining principal and interest balance on the note. At December 31, 2002, the principal and interest balance of the loan was approximately $247,000.

In January 2002, at Onvia’s discretion, we repurchased a total of 43,799 shares from Ms. McLaughlin at the fair market value of the common stock on the transaction date for a total of $254,039.

In 2000, we received promissory notes from several other employees totaling $405,000, collateralized by 40,500 shares of Onvia’s common stock. The notes carried interest at 6% per annum. All of these notes were paid in full at December 31, 2002.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, our executive officers and persons who own more than 10% of the common stock (collectively, “Reporting Persons”) to file initial reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the fiscal year ended December 31, 2002, all Reporting Persons complied with all applicable filing requirements.

ITEM 14.    CONTROLS AND PROCEDURES

(a) We have designed our disclosure controls and procedures to ensure that material information related to Onvia, including our consolidated subsidiaries, is made known to our disclosure committee, including our principal executive officer and principal financial officer on a regular basis, particularly during the period in which the Report is being filed. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so within 90 days prior to the filing of this report. We believe that our disclosure controls and procedures are operating effectively as designed.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

1.	Index to Consolidated Financial Statements

Page
Report of Deloitte & Touche LLP, Independent Auditors
Consolidated Financial Statements:
Balance Sheets	47
Statements of Operations	48
Statements of Cash Flows	49
Statements of Changes in Stockholders’ Equity (Deficit)	50
Notes to Consolidated Financial Statements	51

2.	Index to Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts	90

Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended December 31, 2002:

On November 22, 2002, the Company filed a Current Report on form 8-K, reporting under Items 5 and 7, that the Company’s Board of Directors had adopted a Stockholder Rights Agreement.

(c) Exhibits

Number	Description
3(i).1	Amended and Restated Certificate of Incorporation of the Registrant filed July 17, 2002. (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-Q filed on August 14, 2002)
4.1

Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated by reference to Exhibit 4.1 from the Registrant’s Form 8-K dated November 25, 2002)

10.1

Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K filed on March 29, 2002)

10.2	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K filed on March 29, 2002)
10.3

Second Amendment to Employment and Noncompetition Agreement with Clayton W. Lewis dated September 27, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on November 6, 2002)

10.4

Third Amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on November 6, 2002)

23.1	Consent of Deloitte & Touche LLP.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 25, 2003.

ONVIA.COM, INC.
By:	/S/ MICHAEL D. PICKETT
Michael D. Pickett Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. PICKETT Michael D. Pickett	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board	March 25, 2002

/s/ CAMERON S. WAY Cameron S. Way	Controller	March 25, 2002

/S/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 25, 2002

/s/ Kenneth A. Fox	Director	March 25, 2002

Kenneth A. Fox

/s/ NANCY J. SCHOENDORF	Director	March 25, 2002

Nancy J. Schoendorf

/s/ STEVEN D. SMITH	Director	March 25, 2002

Steven d. Smith

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Onvia.com, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Michael D. Pickett, Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.	I have reviewed the Report;

2.	Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a–14 and 15d–14) for the Company and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c.	Presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s Board of Directors (or persons fulfilling the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL D. PICKETT
Michael D. Pickett Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer March 25, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ONVIA.COM, INC.

December 31, 2001

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balances at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2000	$6,995	$294,713	$101,500	$200,208
Year Ended December 31, 2001	200,208	203,047	332,763	70,492
Year Ended December 31, 2002	70,492	24,816	57,896	37,413

(1)	Uncollectible accounts written off, net of recoveries.