Form 10-Q
period 2003-03-31
ONVIA COM INC
filed 2003-05-15
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐  Yes   ☒  No

Common stock, par value $.0001 per share: 7,667,263 shares outstanding as of April 15, 2003.

ONVIA.COM, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ONVIA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,311	$35,051
Short-term investments	7,796	3,551
Accounts receivable, net	234	298
Prepaid expenses and other current assets	1,456	1,013

Total current assets	37,797	39,913
PROPERTY AND EQUIPMENT, NET	2,883	3,571
OTHER ASSETS, NET	3,672	3,713

TOTAL ASSETS	$44,352	$47,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$434	$819
Accrued expenses	1,028	1,003
Accrued restructuring	3,084	3,362
Unearned revenue	3,952	3,418

Total current liabilities	8,498	8,602
LONG TERM LIABILITIES:
Accrued restructuring	6,205	6,824
Other liabilities	121	114

Total liabilities	14,824	15,540

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,208	347,207
Unearned stock compensation	(232)	(410)
Accumulated deficit	(317,448)	(315,140)

Total stockholders’ equity	29,528	31,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,352	$47,197

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
	(in thousands, except per share data)

Revenue	$2,204	$1,567
Cost of revenue	296	375

Gross margin	1,908	1,192
Operating expenses:
Sales and marketing	2,400	2,222
Technology and development	924	1,587
General and administrative	1,024	1,248

Total operating expenses	4,348	5,057

Loss from operations	(2,440)	(3,865)
Other income, net	132	405

Net loss before cumulative effect of change in accounting principle	(2,308)	(3,460)
Cumulative effect of change in accounting principle	—	(16,468)

Net loss	$(2,308)	$(19,928)

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(0.30)	$(0.45)
Cumulative effect of change in accounting principle	$—	$(2.13)

Basic and diluted net loss per common share	$(0.30)	$(2.58)

Basic and diluted weighted average shares outstanding	7,660	7,741

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,308)	$(19,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	1,099
Impairment of goodwill	—	16,468
Noncash stock-based compensation	178	456
Amortization of debt discount	—	9
Change in certain assets and liabilities:
Accounts receivable	64	(177)
Prepaid expenses and other current assets	(443)	(1,804)
Other assets	(10)	696
Accounts payable	(385)	(446)
Accrued expenses	25	(575)
Other liabilities	7	—
Accrued restructuring	(897)	(2,679)
Unearned revenue	534	239

Net cash used in operating activities	(2,489)	(6,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(3)
Purchases of short-term investments	(4,245)	—
Additions to internally developed software	(6)	(91)
Collections of employee receivables	—	3

Net cash used in investing activities	(4,251)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	—	(932)
Proceeds from exercise of stock options and warrants	—	1
Repurchase of common stock	—	(254)

Net cash used in financing activities	—	(1,185)

Net decrease in cash and cash equivalents	(6,740)	(7,918)
Cash and cash equivalents, beginning of period	35,051	81,990

Cash and cash equivalents, end of period	$28,311	$74,072

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia.com, Inc. and its wholly owned subsidiaries, collectively referred to as “Onvia” or “the Company.” The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”).

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

2.    Common Stock Reverse Split

On July 11, 2002, Onvia’s stockholders approved a one-for-ten reverse stock split of our common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in the consolidated financial statements and in the accompanying notes to the consolidated financial statements to common shares, share prices and per share amounts, including cash distribution per share, have been restated for the stock split.

3.    Cash and Cash Equivalents and Short Term Investments

Onvia considers all highly liquid instruments with a remaining maturity of three months or less to be cash equivalents. We classify investments with remaining maturity of more than three months and less than one year as short-term investments. Our cash and cash equivalents and short-term investments at March 31, 2003 and December 31, 2002 consisted of the following (cost approximates fair value):

	March 31, 2003		December 31, 2002
	Cash and Cash Equivalents	Short Term Investments	Cash and Cash Equivalents	Short Term Investments
	(In Thousands)
Cash	$28,311	$—	$35,051	$—
Available for sale securities:
Auction rate securities		1,250		1,250
Corporate bonds		1,500
US government obligations		5,046		2,301

	$28,311	$7,796	$35,051	$3,551

4.	Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by Onvia. As of March 31, 2003 and 2002, stock options, warrants and nonvested common stock totaling 1,074,424 and 851,223 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5.	Stock Based Compensation

We have elected to account for our employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for fixed award stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option. We apply the provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors. Stock-based compensation expense for all equity instruments is recognized on an accelerated basis over the related vesting periods.

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have been increased to the pro forma amounts indicated below for the three months ended March 31:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net loss:
As reported	$(2,308)	$(19,928)
Add: Stock-based compensation included in reported net income	178	456
Deduct: Stock-based compensation determined under fair-value based method	(482)	(764)

Pro forma	$(2,612)	$(20,236)

Net loss per share:
As reported—basic and diluted	$(0.30)	$(2.58)
Pro forma—basic and diluted	$(0.34)	$(2.61)

6.    Cumulative Effect of a Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As required under the Statement, when applicable, we will continue to amortize intangible assets with finite lives and we have ceased the amortization prospectively on goodwill upon adoption of the Statement.

We completed our initial impairment assessment of the goodwill by comparing the fair value of Onvia to its carrying value. Fair value was determined using the market capitalization of Onvia at January 1, 2002. This impairment test is required to be performed upon adoption of SFAS No. 142 and at least annually thereafter. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the amount of $16.5 million at March 31, 2002.

7.    Cash Distribution

In March 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to our stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002.

As of March 31, 2003 there are 76,043 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000. The weighted average exercise price of these warrants as of March 31, 2003 was $11.20.

8.    Idle Leases

In 2001, as part of our overall strategic initiative to reduce costs and focus on our business-to-government (B2G) network, we licensed our Canadian operations, closed our web hosting business, outsourced and later closed our business-to-business (B2B) exchange and eliminated our outside sales force. In conjunction with this initiative, we recorded a charge during 2001 to accrue rental payments on our idle office space leases through December 2003. We periodically review the adequacy of our estimates, and due to the depressed commercial real estate market and the continued softening of sublease rates in Seattle we determined that an additional accrual was necessary. In December 2002 we recorded an additional reserve of $6.2 million, which covers our contractual obligations on our lease arrangements and estimated broker fees for our idle leased office space. This estimate assumes that we will be able to sublease our idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of our lease obligations. The lease terms expire on dates ranging from 2005 through 2010.

The following table displays rollforwards of the accruals included in the restructuring charge established for real estate and other exit costs and employee separation costs through March 31, 2003 (in thousands):

	Accruals at December 31, 2002	Amounts Paid	Accruals at March 31, 2003
Real estate and other exit costs	$10,110	$(821)	$9,289
Employee separation costs	76	(76)	0

	$10,186	$(897)	$9,289

The real estate and other exit costs, consisting principally of idle leased office space in Seattle, are expected to be paid out through 2010. Management will continue to evaluate this estimate on a periodic basis.

9.    Related Party Transactions

In January 2002, at Onvia’s discretion, we repurchased a total of 43,799 shares of our common stock from Kristin McLaughlin, our former Chief Strategy Officer, at the fair market value of the common stock on the transaction date for a total of $254,039.

During the quarter ended March 31, 2002, we received payments in the aggregate amount of $33,264 from Mark T. Calvert, our former Chief Financial Officer, towards the principal and interest balance on the $150,000 promissory note issued to him by Onvia in April 2000. This note was paid in full in June 2002.

10. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. This Statement was adopted on January 1, 2003 and did not have an impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued Statements for subsequent amendments and issuances affecting these Statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. This Statement was adopted on January 1, 2003 and did not have an impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The exit activities discussed in Note 8 were initiated prior to the adoption date of this Statement; therefore, we expect to continue to account for our current and future costs associated with this activity under EITF Issue No. 94-3.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123 and provides alternative transition methods for a voluntary change to fair value based accounting for employee stock compensation. SFAS No. 148 also requires more prominent disclosures about the effects of stock-based compensation. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

11.    Commitments and Contingencies

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charges defendants with violations of Sections 10(b) and

20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleges that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. The parties are currently in settlement negotiations. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention. Onvia intends to defend itself vigorously against these charges.

On February 21, 2001, Underground Utility Contractors of Florida, Inc. (“Underground”) (a trade association) filed a lawsuit against the City of Tallahassee (“Tallahassee”) and DemandStar.com, Inc. (“DemandStar”), a wholly owned subsidiary of Onvia. The suit was filed in the Second Circuit Court in Leon County, Florida. Underground’s complaint alleged that Tallahassee and DemandStar were violating the Florida Public Records Act. According to Underground, Tallahassee and DemandStar are charging members of the public more than the actual costs incurred in providing information on public bid opportunities and related public records stored in an electronic database used by Tallahassee. Underground sought an injunction against such practices. On January 28, 2002, DemandStar’s motion for summary judgment was granted and the lawsuit was dismissed. On or around July 31, 2002, Underground filed an appellant’s brief. On February 18, 2003, oral arguments were heard by the appeals court and on February 27, 2003, the District Court of Appeals affirmed the lower court’s summary judgment in favor of DemandStar. The decision was issued without opinion. Under the Florida Constitution, the Supreme Court has no jurisdiction to review a District Court of Appeals decision without opinion, which means the matter is final.

On February 28, 2003, a class action suit was filed in the United States District Court for the Southern District of Florida against approximately fifty companies, including Onvia, where CSFB was either the lead or the co-lead underwriter of an IPO, Glenn S. Ballman, Mark T. Calvert, CSFB, Frank Quattrone and other members of CSFB’s Technology Group (CSFB Individuals). The complaint charges CSFB and CSFB Individuals for violations of Section 12(a) of the Securities Act of 1933 and violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934. The complaint charges the Company for violations of Sections 10(b) and 20(a) of the 1934 Act, and charges Mr. Ballman and Mr. Calvert for violations of Section 15 of the 1933 Act and Section 10(b) of the 1934 Act. The complaint also alleges claims against CSFB and the Company under the common law theory of respondeat superior, which provides that a principal is responsible for the actions of its agent, and against all defendants based on common law theories of fraud and negligent misrepresentation, and under Florida’s Blue Sky laws. In essence, the complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s IPO price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The complaint seeks damages in an unspecified amount. The Company has submitted the claims to its directors and officers insurance carrier and intends to defend itself vigorously against these charges.

In August 2001 a shareholder of the Company filed a lawsuit in King County, Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The lawsuit also names Robert Gilmore, the former Chief Executive of Globe-1. The plaintiff seeks $65,000, plus attorney fees. The Company intends to defend itself vigorously against this lawsuit.

A similar lawsuit was filed in March 2003 in the U.S. District Court for the Western District of Washington by three shareholders of the Company alleging that the sale of preferred stock of Globe-1 violated the Washington Securities Act. The lawsuit also names Robert Gilmore. The plaintiffs seek $800,000, plus attorney fees. The Company intends to defend itself vigorously against this lawsuit.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

12.     Provision for Income Taxes

We have incurred net operating losses from March 25, 1997 (inception) through March 31, 2003, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our network efficiently matches government agency bid requests to suppliers of the requested commodity or service, saving time and money for agencies and businesses alike. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers, resulting in increased bid competition. Government suppliers can more efficiently keep up to date with public sector projects.

Agencies and suppliers also have access to our bid library that contains thousands of expired bids issued within the last 2 years. Information in our bid library helps agencies save time preparing new bid opportunities, and suppliers can use this library to analyze purchasing trends, identify potential future customers and access federal award information.

Some of the highlights from the first quarter of 2003 are:

•	We grew quarterly revenue by 41% compared to the same quarter in the prior year;

•	We increased our gross margin to 87% compared to 76% in the same quarter in the prior year;

•	We reduced quarterly operating expenses by 14% compared to the same quarter in the prior year;

•	We increased cash receipts by 60% to $2.8 million in the first quarter, compared to $1.8 million in the same quarter in the prior year; and

•	We increased the number of bids published to subscribing suppliers by 70% to 112,000 in the first quarter of 2003, compared to 66,000 in the same quarter in the prior year.

Our network consists of two complementary products, DemandStar by Onvia and The Onvia Guide, which automate the process of request for proposal (RFP) and request for quote (RFQ) creation, posting and document distribution for agencies and allows business suppliers access to federal, state and local government agency procurement opportunities nationwide.

Products

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to bid requests from approximately 400 contracted government agencies. Bid requests from agencies are supplemented by bids aggregated via our dedicated in-house research team. Subscribers have access to agency bid requests by commodity or location, and to our library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

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

Premium Data

In January 2003, we introduced premium data products, which include advance notice and award information. The award information offers additional revenue opportunities for many suppliers and most specifically subcontractors. The advance notice information offers additional advantages to our subscribers by alerting them of government projects in the bid-development process. We anticipate that the addition of premium data products will positively impact our average cash value per transaction.

Customers

We currently have approximately 24,000 subscribing business suppliers to whom we published approximately 112,000 bids in the first quarter of 2003, compared to approximately 66,000 bids in the same quarter in 2002, an increase of 70% in the number of bids published. Our subscriber count has declined slightly compared to 25,700 in the first quarter of 2002, which reflects our efforts to grow our premium subscribers at the expense of lower value customers and the elimination of our monthly product in October 2002.

Premium Subscribers

Beginning with the last six months of 2002, we directed our marketing and sales activities to sign and retain customers that meet our premium profile. Premium subscribers are defined as customers with higher average revenue and higher retention, and include national, regional and state subscribers. Premium subscribers receive more government leads, directly leading to higher customer satisfaction and retention rates. Our premium subscribers represented over 48% of our total subscriber base in the first quarter of 2003, compared to 40% in the fourth quarter of 2002.

During 2002 we introduced new state, regional and metro-area products designed to expand our geographic offerings, and tailored to attract new premium subscribers and increase average cash value per transaction.

During the first quarter of 2003 we recorded over 9,300 new and repeat transactions, compared to 12,000 in the same quarter in 2002, a decrease of 2,700 transactions reflecting our focus on acquiring premium subscribers and the discontinuation of our monthly product. We increased our average cash value per transaction to $255 in the first quarter of 2003, an increase of 19% compared to $215 in the fourth quarter of 2002, and an increase of 96% compared to $130 in the first quarter of 2002. This increase in cash transaction value demonstrates our success in acquiring new premium customers and upgrading our existing customers to higher value products. Our focus on acquisition and retention of these premium customers should continue to positively impact our average cash value per subscriber.

Agency Adoption

In the first quarter of 2003 we placed additional emphasis on signing new agencies to increase the bid flow available to our subscribers, which is a key component of customer satisfaction and retention. The signing of additional agencies also substantially reduces our cost of customer acquisition because, in addition to submitting their bids directly to us, agencies refer their suppliers directly to us. As a result of this emphasis, we added 15 new agencies in the first quarter of 2003. We expect the growth in the number of agencies utilizing our service will continue to expand as we continue to focus on signing new agencies in strategic geographic regions.

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

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue and Cost of Revenue

Revenue increased 41% to $2.2 million, compared to $1.6 million for the three months ended March 31, 2003 and 2002, respectively. The increase was primarily due to increases in the average cash value per transaction attributable to our success in acquiring new premium subscribers and upgrading our existing customers to premium products. The increase in average cash value per transaction was partially offset by the decrease in total transactions as a result of our focus on acquiring premium subscribers and the discontinuation of our monthly product.

Cost of revenue decreased 21% to $296,000 for the three months ended March 31, 2003, compared to $375,000 for the same quarter in the prior year. The decrease was primarily attributable to a reduction of approximately $71,000 in payroll related expenses due to headcount reductions. The headcount reductions were a part of the initiative implemented in the fourth quarter of 2001 to reduce our cost structure. Some affected employees remained on staff for a portion of the first quarter of 2002 and were paid their normal salary.

Gross margin increased to 87% in the first quarter of 2003, compared to 76% in the same quarter in 2002 as a result of the increase in revenue and decrease in cost of revenue discussed above. We expect our gross margin to remain relatively flat in the foreseeable future; however, it may vary in direct relationship to the number of new products and verticals we offer.

Technology and Development

Technology and development expenses were $924,000 and $1.6 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 42% for the first quarter of 2003 compared to the same quarter in 2002. The decrease is primarily attributable to a reduction of approximately $290,000 in payroll related expenses due to headcount reductions as part of the cost reduction initiative discussed above under cost of revenue, a reduction of approximately $100,000 in telecom expenses as a result of the termination of accounts associated with our legacy B2B business, and a reduction of approximately $190,000 in depreciation expenses because we had numerous large assets that became fully depreciated during 2002. Depreciation is allocated between sales and marketing, technology and development, and general and administrative departments based on headcount.

General and Administrative

General and administrative expenses were $1.0 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively, reflecting a decrease of 18% for the first quarter of 2003 compared to the same quarter in 2002. The decrease is primarily attributable to a reduction of approximately $70,000 in payroll related expenses as a result of headcount reductions as part of the cost reduction initiative discussed above under cost of revenue, and a reduction of approximately $91,000 in NASDAQ dues and depreciation expenses. Our NASDAQ dues decreased as a result of the reduction in total shares outstanding after the 1-for-10 reverse stock split.

Noncash Stock-Based Compensation

We record unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of our common stock at the date of grant and the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At March 31, 2003, unearned stock compensation was $232,000. We recorded $178,000 and $456,000 of net noncash stock-based compensation expense for the three months ended March 31, 2003 and 2002, respectively. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Other Income, Net

Net other income was $132,000 and $405,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily attributable to a lower cash balance held in interest bearing accounts and lower prevailing interest rates.

Net Loss and Net Loss per Share

Net losses were $2.3 million and $19.9 million, or $0.30 per share and $2.58 per share for the three months ended March 31, 2003 and 2002, respectively. Net loss for the first quarter of 2002 includes the cumulative effect of a change in accounting principle in the amount of $16.5 million.

Recent Developments

We continue to engage Broadview International LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions and strategic partnerships.

Significant Accounting Policies and Management Estimates

Lease Obligations

In conjunction with the closure of our Canadian operations and B2B exchange and the elimination of our outside sales force, we recorded a charge during 2001 to accrue rental payments on our idle office space leases through December 2003. We periodically review the adequacy of our estimates and due to the depressed commercial real estate market and the continued softening of sublease rates in Seattle we determined that an additional accrual was necessary. In December 2002 we recorded an additional net reserve of $6.2 million. This additional accrual covers our remaining contractual obligations assuming that we will be able to sublease our idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010. We currently have approximately 78,000 square feet of idle office space in the Seattle market. At March 31, 2003, the total accrual related to future lease payments and estimated broker fees on our idle office space was $9.3 million. The total obligation for office space under lease, which includes the $9.3 million accrual, exceeds $19 million. Should it take longer to sublease the excess office space or should the sublease amount be lower than our estimates, the actual cost could exceed the amount accrued.

Contractual Obligations

Future required payments under contracts as of March 31, 2003 are as follows for the years ending:

Operating Leases
2003	$2,322,744
2004	$3,055,548
2005	$2,922,765
2006	$2,771,120
2007	$2,489,756
Thereafter	$5,858,575

$19,420,508

Minimum lease payments have not been reduced by minimum sublease rentals of approximately $172,000 due in the future under current subleases.

Provision for Income Taxes

Onvia has incurred net operating losses from March 25, 1997 (inception) through March 31, 2003, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Further, our ability to sublease or dispose of our idle office space, for which we have approximately $9.3 million accrued at March 31, 2003, will affect our future liquidity; however, we believe that our existing cash and cash equivalents will be sufficient to satisfy our cash requirements under existing operating plans for the foreseeable future.

If we engage in merger or acquisition transactions or our overall operating plans change, we may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. We cannot make assurances that if additional financing is required, it will be available or, that such financing can be obtained on satisfactory terms.

We experienced a slowdown in revenue growth in the first quarter of 2003, which occurred during the preparation and execution of military operations in Iraq. War distraction also contributed to the slower than anticipated adoption rates of our higher-value premium products. Despite these slowdowns, our management believes that we can achieve cash flow profitability sometime during the third quarter of 2003; however, the timing of profitability could extend into the fourth quarter of 2003 with $33 to $34 million in cash on hand. This guidance on cash flow profitability is dependent in part upon market adoption of our premium award and advance notice information products over the next few months. If market adoption is less than our expectation, cash flow profitability could be further delayed.

Our combined cash, cash equivalents and short-term investments were $36.1 million at March 31, 2003. Short-term investments, if any, are invested in money market funds, commercial paper, obligations of the U.S. Government, municipal and auction rate securities and corporate debt securities with maturities of one year or less. The portfolio, if applicable, is diversified among security types and issuers and does not include any derivative financial instruments. At March 31, 2003, our working capital was $29.3 million.

In March 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to our stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002. At March 31, 2003 there were 76,043 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $297,000. The weighted average exercise price of these warrants as of March 31, 2003 was $11.20.

Operating Activities

Net cash used by operating activities was $2.5 million and $6.6 million for the three months ended March 31, 2003 and 2002, respectively. The improvement in net cash used by operating activities in the first quarter of 2003 was primarily attributable to a lower net loss as a result of lower operating expenses and costs of sales, a decrease in payments for prepaid expenses and other current assets, and a decrease in restructuring related payments compared to the same quarter in 2002.

Investing Activities

Net cash used in investing activities was $4.3 million and $91,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in net cash used in investing activities in the first quarter of 2003 was primarily attributable to an increase in the purchase of short-term investments compared to the same quarter in 2002.

Financing Activities

Net cash used in financing activities was $0 and $1.2 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in financing activities in the first quarter of 2002 was primarily related to repayments on long-term debt and repurchases of common stock. All of our debt obligations were paid in full in 2002, and there were no repurchases of common stock during the first quarter of 2003.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the associated costs of the asset retirement obligation will be capitalized as part of the carrying amount of the related long-lived asset. The liability for the asset retirement obligation will be accreted to its present value each period and the related capitalized costs will be depreciated over the useful life of the related long-lived asset. Upon retirement of the asset, Onvia will either settle the retirement obligation for its recorded amount or incur a gain or loss upon the retirement of the long-lived asset. This Statement was adopted on January 1, 2003 and did not have an impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued Statements for subsequent amendments and issuances affecting these Statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. This Statement was adopted on January 1, 2003 and did not have an impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The exit activities discussed in Note 8 were initiated prior to the adoption date of this Statement; therefore, we expect to continue to account for our current and future costs associated with this activity under EITF Issue No. 94-3.

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

We may be unable to maintain our listing on NASDAQ, which could cause our stock price to fall and decrease the liquidity of Onvia’s common stock

We previously received a delisting notification from NASDAQ due to NASDAQ’s $1.00 minimum bid price requirement. On August 2, 2002 we received notification from NASDAQ that we had regained compliance with the Market’s listing requirements. Onvia’s stock traded in the range of $2.50 and $2.74 in the first quarter of 2003, with a closing price of $2.69 on April 15, 2003. Our 1-for-10 reverse stock split, which was effective on July 17, 2002, reduced the number of outstanding shares of our stock. The reduced number of shares, combined with a reduction in stock price, could put us at risk of violating the NASDAQ minimum market value requirement. If our common stock is delisted from trading on the NASDAQ National Market as a result of subsequent listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets”. Delisting of our common stock would result in limited release of the market price of the common stock and limited news coverage of Onvia and could restrict investors’ interest in the common stock. Also, a delisting could materially and adversely affect the trading market and prices for our common stock and our ability to issue additional securities or to secure additional financing. In addition, if our common stock were not listed and the trading price of the common stock was less than $5 per share, our common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, Onvia’s common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Onvia’s common stock.

Our stock price is volatile

The market price of Onvia’s common stock has fluctuated significantly and could continue to fluctuate significantly in response to various factors, including:

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

Our principal stockholders, officers and directors own a controlling interest in our voting stock

Onvia’s officers, directors and stockholders with greater than 5% holdings beneficially own approximately 55.9% of our outstanding common stock. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options, warrants, or other convertible securities. As a result of this majority ownership, these stockholders could, if they acted together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

The exercise of employee stock options could have a dilutive effect on current stockholders

In January 2003, our Board of Directors approved a one-time aggregate stock option grant of 400,000 options to active employees, excluding certain executives. The grant was based on an analysis of employee ownership in related industries. Our analysis revealed that, prior to the additional grant, Onvia was significantly below industry norms for employee participation in equity ownership. The additional grants vest ratably over a period of 48 months and contain provisions for accelerated vesting of 25% of then unvested options if certain change of control transactions occur. The exercise of a significant number of these options could have a dilutive effect to current stockholders and could negatively impact the price of Onvia’s stock.

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

Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating the monthly lease payments on our idle office space

We currently have approximately 78,000 square feet of idle office space in the Seattle area. As a result of the continuing economic slowdown, the current market for commercial real estate in Seattle is depressed. We have recorded a liability sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease this space at estimated current market rates, which are below our contractually obligated rates, in mid-2004 through the remainder of the lease terms. If the commercial real estate market in Seattle remains depressed and we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be harmed.

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

We may lose the right to the content that we distribute, which is provided to us by governmental entities and other third parties

We do not own or create the content distributed to our vendors in the form of request for proposal and related information. We do not have an exclusive right to this content and we cannot ensure that these data sources will continue to be available in the future. Governmental entities and other third parties could terminate their contracts to provide data or restrict the distribution of such data. The loss or the unavailability of our data sources in the future, or the loss of our right to distribute some of the data sources, would harm our business, operating results and financial condition.

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

If we are unable to increase subscribership to our premium, higher priced products, our business will suffer

For our B2G network to succeed, we must continue to attract and retain subscribers to our premium, higher-priced services. Subscribers to our premium services have higher average subscription prices (ASPs), higher renewal rates and provide greater lifetime value to the Company.

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

We may face challenges that could prevent us from successfully integrating any future acquisition

In November 2002, we reengaged Broadview International LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions and strategic partnerships. There are significant challenges to integrating any acquisition. Because integrating companies and technologies involves significant challenges and is a complex process, the anticipated benefits of a merger may not be achieved within the anticipated timeline, or at all. The challenges involved in integrations include:

•	retaining existing customers and strategic partners of Onvia and the acquired business;

•	retaining and integrating management and other key employees of both Onvia and the acquired business;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in our business focus;

•	combining service and product offerings quickly and effectively;

•	transitioning the business systems to a common information technology system;

•	persuading employees of both businesses that the business cultures of Onvia and the acquired business are compatible;

•	offering the services and products of Onvia and the acquired business to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	minimizing the potential disruption of both Onvia’s business and the acquired business and distraction of the company’s management;

•	incorporating the acquired business’ technology, products and services into the product and service offerings of Onvia; and

•	controlling expenses related to the integration of the companies.

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

We face significant security risks related to the electronic transmission of confidential information.

We rely on encryption and other technologies to provide system security to effect secure transmission of confidential information, such as bid flow and personal information. We license these technologies from third parties. We cannot make assurances that our use of applications designed for data security, or that of our third-party contractors will effectively counter evolving security risks. A security or privacy breach could:

•	expose us to additional liability;

•	increase our expenses relating to resolution of these breaches; and

•	deter customers from using our services

Any inability to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability.

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

As of June 2001, we moved all of our web servers in-house at our corporate headquarters in Seattle, Washington from their previous off-site location at Exodus Communications. Our lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of our network web site service. Regardless of whether our servers are maintained by Exodus or in-house, our backup systems may not be sufficient to prevent major interruptions to our operations, and our disaster recovery plan is not yet finalized. We may not have sufficient business interruption insurance to cover losses from major interruptions. We have identified an offsite facility to house our disaster recovery site and will begin deployment at the beginning of the third quarter of 2003. After successful deployment to an off-site location, our IT organization will conduct semi-annual disaster recovery testing.

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

Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Onvia is defending against litigation matters as detailed in Part II below, including a shareholder class action. In such a lawsuit, we have directors and officers insurance of $30 million to cover defense costs and any award or settlement, less our self retention of $250,000. Other lawsuits described in Part II are not covered by our directors and officers insurance and any award or settlement resulting from such lawsuits may significantly impact our financial position and operating results. It is also possible that defense of these claims will result in a significant diversion of management attention.

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

Interest Rate Risk

Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Our investment portfolio, if any, is primarily comprised of (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of March 31, 2003, Onvia considers the reported amounts of these investments to be reasonable approximations of their fair values.

We expect our interest rate risk exposure to be insignificant, since all of our debt arrangements were paid in full prior to the first quarter of 2003. Historically, our interest expense was not sensitive to the general level of U.S. interest rates because all of our debt arrangements were based on fixed interest rates. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.

Foreign Currency Risk

We expect our foreign currency risk exposure to be insignificant, since we disposed of our Canadian operations in March 2001.

Equity Price Risk

Onvia does not own any significant equity instruments.

Item 4.    Controls and Procedures

(a)    We have designed our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) to ensure that material information related to Onvia, including our consolidated subsidiaries, is made known to our disclosure committee, including our principle executive officer and principal financial officer on a regular basis, particularly during the period in which the Report is being filed. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so within 90 days prior to the filing of this Report. We believe that our disclosure controls and procedures are operating effectively as designed.

(b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaints charge defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaints allege that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. The parties are currently in settlement negotiations. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention. Onvia intends to defend itself vigorously against these charges.

On February 21, 2001, Underground Utility Contractors of Florida, Inc. (“Underground”) (a trade association) filed a lawsuit against the City of Tallahassee (“Tallahassee”) and DemandStar.com, Inc. (“DemandStar”), a wholly owned subsidiary of Onvia. The suit was filed in the Second Circuit Court in Leon County, Florida. Underground’s complaint alleged that Tallahassee and DemandStar were violating the Florida Public Records Act. According to Underground, Tallahassee and DemandStar are charging members of the public more than the actual costs incurred in providing information on public bid opportunities and related public records stored in an electronic database used by Tallahassee. Underground sought an injunction against such practices. On January 28, 2002, DemandStar’s motion for summary judgment was granted and the lawsuit was dismissed. On or around July 31, 2002, Underground filed an appellant’s brief. On February 18, 2003, oral arguments were heard by the appeals court and on February 27, 2003, the District Court of Appeals affirmed the lower court’s summary judgment in favor of DemandStar. The decision was issued without opinion. Under the Florida Constitution, the Supreme Court has no jurisdiction to review a District Court of Appeals decision without opinion, which means the matter is final.

On February 28, 2003, a class action suit was filed in the United States District Court for the Southern District of Florida against approximately fifty companies, including Onvia, where CSFB was either the lead or the co-lead underwriter of an IPO, Glenn S. Ballman, Mark T. Calvert, CSFB, Frank Quattrone and other members of CSFB’s Technology Group (CSFB Individuals). The complaint charges CSFB and CSFB Individuals for violations of Section 12(a) of the Securities Act of 1933 and violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934. The complaint charges the

Company for violations of Sections 10(b) and 20(a) of the 1934 Act, and charges Mr. Ballman and Mr. Calvert for violations of Section 15 of the 1933 Act and Section 10(b) of the 1934 Act. The complaint also alleges claims against CSFB and the Company under the common law theory of respondeat superior, which provides that a principal is responsible for the actions of its agent, and against all defendants based on common law theories of fraud and negligent misrepresentation, and under Florida’s Blue Sky laws. In essence, the complaint alleges that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s IPO price, its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The complaint seeks damages in an unspecified amount. We may attempt to transfer this lawsuit to the United States District Court for the Southern District of New York where the other IPO class action litigation is pending. The Company has submitted the claims to its directors and officers insurance carrier and intends to defend itself vigorously against these charges.

In August 2001 a shareholder of the Company filed a lawsuit in King County, Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The lawsuit also names Robert Gilmore, the former chief executive of Globe-1. The plaintiff seeks $65,000, plus attorney fees. The Company intends to defend itself vigorously against this lawsuit.

A similar lawsuit was filed in March 2003 in the U.S. District Court for the Western District of Washington by three shareholders of the Company alleging that the sale of preferred stock of Globe-1 violated the Washington Securities Act. The lawsuit also names Robert Gilmore. The plaintiffs seek $800,000, plus attorney fees. The Company intends to defend itself vigorously against this lawsuit.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter ended March 31, 2003.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

99.1

Certification of Michael D. Pickett, Chairman of the Board and Chief Executive Officer of Onvia.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/S/ MICHAEL D. PICKETT
Michael D. Pickett Chairman of the Board and Chief Executive Officer

By:	/S/ CAMERON S. WAY
Cameron S. Way Chief Accounting Officer

Date:    May 15, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Onvia.com, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Michael D. Pickett, Chairman of the Board and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1	I have reviewed the Report;
2.	Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;
3.	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a–14 and 15d–14) for the Company and have:
a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;
b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and
c.	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s Board of Directors (or persons fulfilling the equivalent function):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S / MICHAEL D. PICKETT
Michael D. Pickett Chairman of the Board and Chief Executive Officer May 15, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Onvia.com, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Cameron S. Way, Chief Accounting Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.	I have reviewed the Report;

2.	Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a–14 and 15d–14) for the Company and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c.	Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s Board of Directors (or persons fulfilling the equivalent function):

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ CAMERON S. WAY
Cameron S. Way Chief Accounting Officer May 15, 2003