Form 10-Q
period 2003-06-30
ONVIA COM INC
filed 2003-08-14
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Common stock, par value $.0001 per share: 7,669,986 shares outstanding as of July 15, 2003.

ONVIA.COM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONVIA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,811	$35,051
Short-term investments	7,785	3,551
Accounts receivable, net	199	298
Prepaid expenses and other current assets	1,355	1,013

Total current assets	36,150	39,913
PROPERTY AND EQUIPMENT, NET	2,725	3,571
OTHER ASSETS, NET	3,828	3,713

TOTAL ASSETS	$42,703	$47,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$567	$819
Accrued expenses	1,020	1,003
Accrued restructuring	3,161	3,362
Unearned revenue	4,321	3,418

Total current liabilities	9,069	8,602
LONG TERM LIABILITIES:
Accrued restructuring	5,401	6,824
Other liabilities	128	114

Total liabilities	14,598	15,540

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,214	347,207
Unearned stock compensation	(106)	(410)
Accumulated deficit	(319,003)	(315,140)

Total stockholders’ equity	28,105	31,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,703	$47,197

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
	(thousands, except per share data)		(thousands, except per share data)
Revenue	$2,431	$1,702	$4,635	$3,269
Cost of revenue	313	419	609	794

Gross margin	2,118	1,283	4,026	2,475
Operating expenses:
Sales and marketing	2,269	2,696	4,669	4,965
Technology and development	784	1,333	1,709	2,860
General and administrative	814	1,249	1,838	2,510

Total operating expenses	3,867	5,278	8,216	10,335

Loss from operations	(1,749)	(3,995)	(4,190)	(7,860)
Other income, net	194	405	327	810

Net loss before cumulative effect of change in accounting principle	(1,555)	(3,590)	(3,863)	(7,050)
Cumulative effect of change in accounting principle	—	—	—	(16,468)

Net loss	$(1,555)	$(3,590)	$(3,863)	$(23,518)

Basic and diluted net loss per common share
Net loss before cumulative effect of change in accounting principle	$(0.20)	$(0.47)	$(0.50)	$(0.91)
Cumulative effect of change in accounting principle	$—	$—	$—	$(2.14)

Basic and diluted net loss per common share	$(0.20)	$(0.47)	$(0.50)	$(3.05)

Basic and diluted weighted average shares outstanding	7,666	7,655	7,663	7,702

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,863)	$(23,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,290	2,165
Impairment of goodwill	—	16,468
Noncash stock-based compensation	304	832
Amortization of debt discount	—	10
Change in certain assets and liabilities:
Accounts receivable	99	(66)
Prepaid expenses and other current assets	(342)	(838)
Other assets	(29)	696
Accounts payable	(252)	(286)
Accrued expenses	17	(3,570)
Accrued restructuring	(1,624)	(1,509)
Unearned revenue	903	352
Other liabilities	14	—

Net cash used in operating activities	(3,483)	(9,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(374)	(10)
Purchases of short-term investments	(4,234)	—
Change in restricted cash	—	3,200
Additions to internally developed software	(156)	(91)
Repayments of employee receivables	—	610

Net cash (used in) / provided by investing activities	(4,764)	3,709

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	—	(2,722)
Proceeds from exercise of stock options and warrants	7	58
Cash distribution	—	(29,891)
Repurchase of common stock	—	(1,124)

Net cash provided by / (used in) financing activities	7	(33,679)

Net decrease in cash and cash equivalents	(8,240)	(39,234)

Cash and cash equivalents, beginning of period	35,051	81,990

Cash and cash equivalents, end of period	$26,811	$42,756

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

2. Cash and Cash Equivalents and Short Term Investments

Onvia considers all highly liquid instruments with a remaining maturity of three months or less to be cash equivalents. We classify investments with remaining maturities of more than three months and less than one year as short-term investments. Our cash and cash equivalents and short-term investments at June 30, 2003 and December 31, 2002 consisted of the following (cost approximates fair value):

	June 30, 2003		December 31, 2002
	Cash and Cash Equivalents	Short Term Investments	Cash and Cash Equivalents	Short Term Investments
	(In Thousands)
Cash	$26,811	$—	$35,051	$—
Available for sale securities:
Auction rate securities		1,250		1,250
Corporate bonds		1,499
US government obligations		5,036		2,301

	$26,811	$7,785	$35,051	$3,551

3. Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by Onvia. As of June 30, 2003 and 2002, stock options, warrants and nonvested common stock totaling 1,072,485 and 724,737 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

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

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have been increased to the pro forma amounts indicated below for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss:
As reported	$(1,555)	$(3,590)	$(3,863)	$(23,518)
Add: Stock-based compensation included in reported net income	125	376	303	832
Deduct: Stock-based compensation determined under fair-value based method	(458)	(479)	(940)	(1,243)

Pro forma	$(1,888)	$(3,693)	$(4,500)	$(23,929)

Net loss per share:
As reported—basic and diluted	$(0.20)	$(0.47)	$(0.50)	$(3.05)
Pro forma—basic and diluted	$(0.25)	$(0.48)	$(0.59)	$(3.11)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Average risk free rate	3.11%	4.49%	3.31%	4.52%
Volatility	106%	124%	124%	124%
Dividends	$0	$0	$0	$0
Expected life (in years)	6.28	6.49	6.49	6.50

5. Cumulative Effect of Change in Accounting Principle

Pursuant with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in 2002, we completed an impairment assessment of the recorded goodwill by comparing the fair value of Onvia to the carrying value of the goodwill. Fair value was determined using the market capitalization of Onvia at January 1, 2002. Based on the impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the amount of $16.5 million for the six months ended June 30, 2002.

6. Cash Distribution

In March 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to our stockholders. The distribution, in the amount of $29.9 million, was paid on May 3, 2002.

As of June 30, 2003 there are 57,116 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants were exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $223,000. The weighted average exercise price of these warrants as of June 30, 2003 was $28.77.

7. Idle Leases

In 2001, as part of our overall strategic initiative to reduce costs and focus on our business-to-government (B2G) network, we closed unrelated businesses and downsized our outside sales force. As a result of this initiative, we recorded a reserve which covers our contractual obligations on our lease arrangements and estimated broker fees for our idle leased office space. This estimate assumes that we will be able to sublease our idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of our lease obligations. The lease terms expire on dates ranging from 2005 through 2010.

The following table displays rollforwards of the accruals included in the restructuring charge established for real estate and other exit costs and employee separation costs through June 30, 2003 (in thousands):

	Accruals at December 31, 2002	Amounts Paid	Accruals at March 31, 2003	Amounts Paid	Accruals at June 30, 2003
Real estate and other exit costs	$10,110	$(821)	$9,289	$(727)	$8,562
Employee separation costs	76	(76)	0	0	0

	$10,186	$(897)	$9,289	$(727)	$8,562

The real estate and other exit costs, consisting principally of idle leased office space in Seattle, are expected to be paid out through 2010. Management will continue to evaluate this estimate on a periodic basis.

8. Related Party Transactions

During the quarter ended June 30, 2002, we received payments in the aggregate amount of $71,756 from Mark T. Calvert, our former Chief Financial Officer, towards the principal and interest balance on the $150,000 promissory note issued to him by Onvia in April 2000. This note was paid in full in the third quarter of 2002.

During the quarter ended June 30, 2002, we received payments in the aggregate amount of $296,485 from Glenn S. Ballman, our former Chief Executive Officer, towards the principal and interest balance on the $350,000 promissory note issued to him by Onvia in September 1999. This note was paid in full in the second quarter of 2002.

During the quarter ended June 30, 2002, we received payments in the aggregate amount of $142,220 from Kristin McLaughlin, our former Chief Strategy Officer, towards the principal and interest balance on the $350,000 promissory note issued to her by Onvia in April 2001. The remaining principal and interest balance on this note was approximately $254,000 at June 30, 2003.

9. New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued Statements for subsequent amendments and issuances affecting these Statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. This Statement was adopted on January 1, 2003 and did not have an impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The exit activities discussed in Note 7 were initiated prior to the adoption date of this Statement; therefore, we expect to continue to account for our current and future costs associated with this activity under Emerging Issues Task Force (EITF) Issue No. 94-3. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 is recognized at the date of an entity’s commitment to an exit plan.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under the limited-scope Statement, certain transactions falling within the scope of the Statement that currently qualify for recognition as shareholders’ equity would be required to be recognized as a liability and/or recognized at fair value on the balance sheet. The Statement is effective for instruments entered into or modified after May 15, 2003, and pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this statement will have material impact on the Company’s financial position, results of operations or cash flows.

10. Commitments and Contingencies

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement must be negotiated and approved by the court. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention.

On February 28, 2003, a class action suit was filed in the United States District Court for the Southern District of Florida against approximately fifty companies, including Onvia, where CSFB was either the lead or the co-lead underwriter of an IPO, Glenn S. Ballman, Mark T. Calvert, CSFB, Frank Quattrone and other members of CSFB’s Technology Group (“CSFB Individuals”). The complaint charged CSFB and CSFB Individuals for violations of Section 12(a) of the Securities Act of 1933 and violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934. The complaint charged the Company for violations of Sections 10(b) and 20(a) of the 1934 Act, and charged Mr. Ballman and Mr. Calvert for violations of Section 15 of the 1933 Act and Section 10(b) of the 1934 Act. The complaint also alleged claims against CSFB and the Company under the common law theory of respondeat superior, which provides that a principal is responsible for the actions of its agent, and against all defendants based on common law theories of fraud and negligent misrepresentation, and under Florida’s Blue Sky laws. In essence, the complaint alleged that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s IPO price, its financial condition and future revenue prospects. The complaint further alleged that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The complaint seeks damages in an unspecified amount. The Company has submitted the claims to its directors and officers insurance carrier and has sought indemnification from our underwriters. In June 2003, the plaintiffs filed and served an amended complaint removing most of the companies and individual officers and directors, including Onvia, Mr. Ballman and Mr. Calvert.

In August 2001 a stockholder of the Company filed a lawsuit in King County, Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The lawsuit also names Robert Gilmore, the former Chief Executive of Globe-1. The plaintiff sought the return of his original investment of $65,000, plus attorney fees. On May 2, 2003, the plaintiff voluntarily dismissed the lawsuit.

A similar lawsuit was filed in March 2003 in the U.S. District Court for the Western District of Washington by three stockholders of the Company alleging that the sale of preferred stock of Globe-1 violated the Washington Securities Act. The lawsuit also names Robert Gilmore. The plaintiffs seek the return of their original investment of $800,000, plus attorney fees. The Company intends to defend itself vigorously against this lawsuit.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of these matters, or of the matters specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

11. Provision for Income Taxes

We have incurred net operating losses from March 25, 1997 (inception) through June 30, 2003, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors” and elsewhere in this report and under the heading “Business” in our Annual Report on Form 10K/A filed with the Securities and Exchange Commission on March 26, 2003. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

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

Products

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to historical and current bid requests from approximately 420 contracted government agencies. Bid requests from agencies are supplemented by bids aggregated via our dedicated in-house research team. Subscribers have access to agency bid requests by commodity or location, and to our library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

The Onvia Guide

Our proprietary Onvia Guide service allows business users the opportunity to participate in government procurement contracts in 224 business categories over ten vertical markets, including nine new business categories and four new vertical markets that were added in the second quarter of 2003. The vertical markets currently served are:

•	Architectural, Engineering and Environmental Services

•	IT / Telecom

•	Consulting Services

•	Construction Services and Building Supplies

•	Operations and Maintenance Services

•	Transportation

•	Printing

•	Medical Equipment

•	Healthcare Services

•	Insurance

Subscription revenues from The Onvia Guide are generated from annual, quarterly and monthly subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription. We added a quarterly product in August 2002 and in October 2002 we discontinued our monthly product, however, we will continue to renew and service our existing monthly subscribers.

Premium Data

In January 2003, we introduced premium data products, which include advance notice and award information. The award information offers additional revenue opportunities for many suppliers and most specifically subcontractors by alerting them of bids that have been awarded so that they can contact the winning business and offer their products or services. The advance notice information offers additional advantages to our subscribers by alerting them of government projects in the bid-development process, putting them a step ahead of businesses who hear of the project only after the bid has been published. The addition of premium data products has positively impacted our average subscription price, and we expect this trend to continue.

Customers

We currently have approximately 24,000 subscribing business suppliers to whom we published approximately 139,000 bids in the second quarter of 2003, compared to approximately 76,000 bids in the same quarter in 2002, an increase of 83% in the number of bids published. Our subscriber count has declined slightly compared to 25,800 in the second quarter of 2002, which reflects our efforts to grow our premium subscribers at the expense of lower value customers, and the elimination of our monthly product in October 2002.

Premium Subscribers

Beginning with the last six months of 2002, we focused our marketing and sales activities on signing and retaining customers that meet our premium profile. Premium subscribers are defined as customers with higher average revenue and higher retention, and include national, regional and state subscribers.

Premium subscribers receive more government leads, directly leading to higher customer satisfaction and retention rates. Our premium subscribers represented over 54% of our total subscriber base in the second quarter of 2003, compared to 48% in the first quarter of 2003 and 40% in the fourth quarter of 2002.

We increased our average subscription price to $473 in the second quarter of 2003, an increase of 17% compared to $404 in the first quarter of 2003, and an increase of 65% compared to $286 in the second quarter of 2002. This increase in average subscription price demonstrates our success in acquiring new premium customers and upgrading our existing customers to higher value products. Our focus on acquisition and retention of these premium customers should continue to positively impact our average subscription price. Average subscription price reflects the annual value of new and repeat subscriptions sold during the quarter. During the second quarter of 2003 we recorded approximately 7,800 new and repeat paid transactions, compared to 11,300 in the same quarter in 2002, a decrease of 3,500 transactions. This decline reflects our focus on acquiring premium subscribers and the discontinuation of our monthly product. Monthly transactions declined by approximately 3,100 from the second quarter in 2002 to the second quarter in 2003, representing most of the year over year decrease.

Agency Adoption

In the first quarter of 2003 we began placing additional emphasis on signing new agencies to increase the bid flow available to our subscribers, which is a key component of customer satisfaction and retention. The signing of additional agencies also substantially reduces our cost of customer acquisition because, in addition to submitting their bids directly to us, agencies refer their suppliers directly to us. As a result of this emphasis, we added 11 new agencies in the second quarter of 2003. We expect the number of agencies utilizing our service will continue to increase as we maintain our focus on signing new agencies in strategic geographic regions.

Corporate Customers

We also target corporate customers to adopt our bid notification product. Corporate customers include larger companies who purchase multi-seat licenses for daily lead notification, or purchase Onvia data for redistribution to their employees or customers, or for remarketing their own products.

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2003 increased 43% to $2.4 million, compared to $1.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, revenue was $4.6 million and $3.3 million, respectively, representing an increase of 42%. The increases for the three and six month periods was primarily due to increases in the average subscription price attributable to our success in acquiring new premium subscribers and upgrading our existing customers to premium products. The increase in average subscription price was partially offset by the decrease in total transactions as a result of our focus on acquiring premium subscribers and the discontinuation of our monthly product.

Cost of revenue was $313,000 and $419,000 for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $106,000, or 25%, in 2003. Our cost of revenue represents payroll related expenses associated with the publishing of our daily bid notification service. We continue to leverage technology to streamline our bid publication process and reduce costs. The decrease for the comparable three month periods was primarily attributable to a reduction of approximately $68,000 in payroll related expenses due to headcount reductions and a decrease of approximately $26,000 in contract labor expenses. For the six month periods ending June 30, 2003 and 2002, cost of revenue was $609,000 and $794,000, respectively, representing a decrease of $185,000, or 23%, in 2003. The decrease for the comparable six month periods was primarily attributable to a reduction of approximately $142,000 in payroll related expenses due to headcount reductions, and a decrease of approximately $47,000 in contract labor expenses.

Gross margin increased to 87% in the second quarter of 2003, compared to 75% in the same quarter in 2002, as a result of the increase in revenue and decrease in cost of revenue discussed above. For the six month periods ended June 30, 2003 and 2002, gross margin was 87% and 76%, respectively. The increase over 2002 is due to the increase in revenue and decrease in cost of revenue discussed above. We expect our gross margin to remain relatively flat in the foreseeable future; however, it may vary in direct relationship to the number of new products and verticals we offer.

Sales and Marketing

Sales and marketing expenses were $2.3 million and $2.7 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $427,000, or 16%, in 2003. The decrease is primarily comprised of a reduction of $479,000 in marketing expenses as a result of bringing our telemarketing services in-house at the end of the second quarter in 2002; these services were outsourced in the prior year. Furthermore, our e-mail list rental expenses decreased because we utilized our in-house database in 2003 to a greater extent than in 2002. In addition to the decrease in marketing expenses, we saw decreases of $261,000 in deferred compensation and other allocated expenses, which include depreciation, amortization and facilities related expenses. Depreciation expenses decreased significantly due to a number of large assets becoming fully depreciated in 2002. Depreciation and other allocated expenses are allocated between the sales and marketing, technology and development, and general and administrative departments based on headcount. We also saw a decrease of $87,000 in contract labor and consultants. These decreases were partially offset by an increase of $395,000 in payroll related expenses as a result of an increase in the headcount in our sales organization to achieve greater penetration in the corporate customer and premium data markets.

For the six months ended June 30, 2003 and 2002, sales and marketing expenses were $4.7 million and $5.0 million, respectively, representing a decrease in 2003 of $296,000, or 6%. The decrease is primarily comprised of a $562,000 reduction in marketing expenses as a result of bringing our telemarketing services in-house, a reduction of $400,000 in the amortization of deferred compensation and other allocated expenses, and a reduction of $174,000 in contract labor and consultants. These savings were partially offset by an increase of $864,000 in payroll and travel related expenses as a result of the increase in headcount in our sales organization.

Technology and Development

Technology and development expenses were $784,000 and $1.3 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $549,000, or 41%, for the second quarter of 2003 compared to the same quarter in 2002. The decrease is primarily attributable to a reduction of $415,000 in allocated expenses and deferred compensation, a decrease of approximately $119,000 in payroll related expenses due to headcount reductions, and a decrease of $31,000 in telecom expenses as a result of the termination of accounts associated with our legacy B2B business and consolidation of existing accounts.

For the six months ending June 30, 2003 and 2002, technology and development expenses were $1.7 million and $2.9 million, respectively, representing a decrease of $1.2 million, or 40%. The decrease is comprised of a reduction of $414,000 in payroll related expenses due to the headcount reductions discussed above, a decrease of $619,000 in allocated expenses and deferred compensation, and a decrease of $180,000 in telecom expenses due to the termination of legacy B2B accounts and consolidation of existing accounts.

General and Administrative

General and administrative expenses were $814,000 and $1.2 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $435,000, or 35%, for the second quarter of 2003 compared to the same quarter in 2002. The decrease is primarily attributable to a reduction of approximately $206,000 in insurance expenses due to a decline in our directors and officers insurance premiums, a reduction of $179,000 in Delaware Franchise taxes, a decrease of $101,000 in allocated expenses and deferred compensation, and a reduction of $90,000 in payroll related expenses due to headcount reductions. These savings were partially offset by an increase of approximately $184,000 in professional fees related to the timing of various legal, corporate compliance, and merger and acquisition activities.

For the six months ended June 30, 2003 and 2002, general and administrative expenses were $1.8 million and $2.5 million, respectively, representing a decrease of $672,000, or 27%, in 2003. The decrease is primarily comprised of a decrease of $230,000 in allocated expenses and deferred compensation, a reduction of $220,000 in Delaware Franchise taxes and NASDAQ dues as a result of the reduction in total shares outstanding after the one-for-ten reverse stock split, a $182,000 decrease in insurance expenses as a result of the decrease in directors and officers premiums, and a decrease of $180,000 in payroll related expenses. These savings were partially offset by an increase of $180,000 related to the timing of various legal, corporate compliance, and merger and acquisition activities.

Noncash Stock-Based Compensation

We record unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of our common stock at the date of grant and the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At June 30, 2003, unearned stock compensation was $106,000. We recorded $125,000 and $303,000 of net noncash stock-based compensation expense for the three and six months ended June 30, 2003, respectively, compared to $376,000 and $832,000 in the same periods in 2002. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Other Income, Net

Net other income was $194,000 and $327,000 for the three and six months ended June 30, 2003, respectively, compared to $405,000 and $810,000 in the same periods in 2002. The decrease in comparable periods was primarily attributable to a lower cash balance held in interest bearing accounts, largely attributable to the cash distribution of $29.9 million in May 2002, and lower prevailing interest rates.

Net Loss and Net Loss per Share

Net losses were $1.6 million and $3.9 million, or $0.20 per share and $0.50 per share for the three and six months ended June 30, 2003, respectively, compared to $3.6 million and $23.5 million, or $0.47 per share and $3.05 per share in the same periods in 2002. Net loss for the six months ended June 30, 2002 includes the cumulative effect of a change in accounting principle in the amount of $16.5 million to recognize the impairment of goodwill.

Recent Developments

We continue to engage Broadview International LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions, strategic partnerships or a sale of the company.

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

In December 2002 we recorded an additional net reserve of $6.2 million. This additional accrual covers our remaining contractual obligations assuming that we will be able to sublease our idle space in mid-2004 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010. We currently have approximately 78,000 square feet of idle office space in the Seattle market. At June 30, 2003, the total accrual related to future lease payments and estimated broker fees on our idle office space was $8.6 million. The total obligation for office space under lease, which includes the $8.6 million accrual, exceeds $18 million. Should it take longer to sublease the excess office space or should the sublease amount be lower than our estimates, the actual cost could exceed the amount accrued.

Contractual Obligations

Future required payments under contracts as of June 30, 2003 are as follows for the years ending:

Operating Leases
2003	$1,517,792
2004	$3,024,844
2005	$2,922,765
2006	$2,771,120
2007	$2,489,756
Thereafter	$5,858,575

$18,584,852

Minimum lease payments have not been reduced by minimum sublease rentals of approximately $84,000 due in the future under current subleases.

Provision for Income Taxes

Onvia has incurred net operating losses from March 25, 1997 (inception) through June 30, 2003, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Further, our ability to sublease or dispose of our idle office space, for which we have approximately $8.6 million accrued at June 30, 2003, will affect our future liquidity; however, we believe that our existing cash and cash equivalents will be sufficient to satisfy our cash requirements under existing operating plans for the foreseeable future.

If we engage in merger or acquisition transactions or our overall operating plans change, we may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. We cannot make assurances that if additional financing is required, it will be available, or that such financing can be obtained on satisfactory terms.

Over the last 12 months, we have made significant changes in our business to migrate customers to higher valued products, which increases our average subscription price. As a result of executing on this goal, our GAAP and cash results are more closely aligned than before. We believe that our GAAP operations are a more meaningful measure of our performance. Our management believes that we can achieve cash flow profitability in the near future; however, cash flow profitability is subject to accounts receivable mix, subscription and payment terms, subleasing idle facilities and the timing of annual operating expense payments.

Going forward, we will be focused on GAAP financial reporting to communicate the financial performance of the Company to our current and potential stockholders.

Our combined cash, cash equivalents and short-term investments were $34.6 million at June 30, 2003. Short-term investments, if any, are invested in money market funds, commercial paper, obligations of the U.S. Government, municipal and auction rate securities and corporate debt securities with maturities of one year or less. The portfolio, if applicable, is diversified among security types and issuers and does not include any derivative financial instruments. At June 30, 2003, our working capital was $27.1 million.

In March 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to our stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002. At June 30, 2003 there were 57,116 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $223,000. The weighted average exercise price of these warrants as of June 30, 2003 was $28.77.

Operating Activities

Net cash used by operating activities was $3.5 million and $9.3 million for the six months ended June 30, 2003 and 2002, respectively, an improvement of $5.8 million, or 62%. The improvement in net cash used by operating activities in the first six months of 2003 was primarily attributable to a lower net loss as a result of lower operating expenses and costs of sales, an increase in the collection of accounts receivable, a decrease in payments for prepaid expenses and other current assets, and a decrease in the payment of accrued expenses compared to the same period in 2002. These improvements were partially offset by changes in other assets. Cash provided by other assets in 2002 included the release of a line of credit on leased facilities.

Investing Activities

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of $3.7 million for the same period in 2002. The change from net cash provided by investing activities to net cash used is due to purchases of short-term investments in 2003, while there were no such purchases in 2002. In addition, in 2002, $3.2 million of restricted cash was made available for our use.

Financing Activities

Net cash provided by financing activities was $7,000 in the six months ended June 30, 2003, compared to net cash used in financing activities of $33.7 million in the same period in the prior year. Net cash provided by financing activities in the first six months of 2003 was entirely related to employee option exercises. Net cash used in financing activities in the six months ended June 30, 2002 was primarily related to the cash distribution of $29.9 million in May 2002 as well as repayments of long-term debt and repurchases of common stock. All of our debt obligations were paid in full in 2002, and there have been no repurchases of common stock in 2003.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which rescinds and amends previously issued Statements for subsequent amendments and issuances affecting these Statements, including the elimination of the automatic treatment of extinguishment of debt as an extraordinary item. This Statement was adopted on January 1, 2003 and did not have an impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

The exit activities discussed in Note 7 were initiated prior to the adoption date of this Statement; therefore, we expect to continue to account for our current and future costs associated with this activity under Emerging Issues Task Force (EITF) Issue No. 94-3. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 is recognized at the date of an entity’s commitment to an exit plan.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under the limited-scope Statement, certain transactions falling within the scope of the Statement that currently qualify for recognition as shareholders’ equity would be required to be recognized as a liability and/or recognized at fair value on the balance sheet. The Statement is effective for instruments entered into or modified after May 15, 2003, and pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this statement will have material impact on the Company’s financial position, results of operations or cash flows.

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

Our stock price is volatile

The market price of Onvia’s common stock has fluctuated significantly and could continue to fluctuate significantly in response to various factors, including:

•	actual or anticipated changes in governmental spending;

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations or new products or services by Onvia or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market values of other Internet or online service companies;

•	announcements of or expectations regarding significant acquisitions, strategic relationships, joint ventures, capital commitments, dividends or cash distributions;

•	additions or departures of key personnel;

•	sales, repurchases or splits of our common stock;

•	general market conditions; and

•	other events or factors, many of which are beyond our control.

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

Our principal stockholders, officers, and directors own a controlling interest in our voting stock

Onvia’s officers, directors and stockholders with greater than 5% holdings beneficially own approximately 56.1% of our outstanding common stock. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options, warrants, or other convertible securities. As a result of this majority ownership, these stockholders could, if they acted together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of Onvia’s Board of Directors;

•	removal of any of Onvia’s Board of Directors;

•	approval of any change in control, merger, takeover, corporate liquidation or other business transaction involving Onvia;

•	amendment of Onvia’s certificate of incorporation or bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving Onvia.

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

We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, Onvia’s state of incorporation, can have the effect of making it difficult for a third party to acquire Onvia, even if doing so would be beneficial to our stockholders. These provisions include:

•	the classification of Onvia’s Board of Directors into three classes so that the directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our Board;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders; and

•	non-cumulative voting for the election of Directors.

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

Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating the monthly lease payments on our idle office space

We currently have approximately 78,000 square feet of idle office space in the Seattle area. As a result of the continuing economic slowdown, the current market for commercial real estate in Seattle is depressed. We have recorded a liability sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease this space at estimated current market rates, which are below our contractually obligated rates, in mid-2004 through the remainder of the lease terms. If the commercial real estate market in Seattle remains depressed and we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be adversely affected and our stock price could decline.

We may fail to develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

Our success depends in part upon our ability to rapidly establish our own products and services as the standard used by businesses that transact with governmental entities and agencies in the United States. To increase revenue in the future, we must continue to develop products and services that businesses, governments and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop products and services that allow us to attract, retain and expand our current subscriber base, our revenues and future operating results may be adversely affected. We cannot ensure that our products and services will appeal to a sufficient number of Internet users to generate continued revenue growth.

We may lose the right to the content that we distribute, which is provided to us by governmental entities and other third parties

We do not own or create the content distributed to our vendors in the form of request for proposal and related information. We do not have an exclusive right to this content and we cannot ensure that these data sources will continue to be available in the future. Moreover, public disclosure laws, which require governmental entities to produce bid information directly to the members of the public, may negatively impact our business and reduce the value of our services to government entities. Governmental entities and other third parties could terminate their contracts to provide data or restrict the distribution of such data. The loss or the unavailability of our data sources in the future, or the loss of our right to distribute some of the data sources, would harm our business, operating results and financial condition.

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

We have incurred negative cash flows from operations in each quarter since inception. Under our current operating plan we expect to continue to incur negative cash flows for the near future

To increase revenue, we will need to continue to attract customers and suppliers to our network and expand our service offerings. Under our operating plan, it is also projected that we will continue to incur significant sales and marketing, technology and development, and general and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect our business, operating results and financial condition and may adversely affect the market price of our stock.

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

We may face challenges that could prevent us from successfully integrating any future acquisition

In November 2002, we reengaged Broadview International LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions, strategic partnerships and sale of the Company. There are significant challenges to integrating any acquisition. Because integrating companies and technologies involves significant challenges and is a complex process, the anticipated benefits of a merger may not be achieved within the anticipated timeline, or at all. The challenges involved in integrations include:

•	retaining existing customers and strategic partners;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in our business focus;

•	combining service and product offerings quickly and effectively;

•	transitioning the business systems to a common information technology system;

•	persuading employees of both businesses that the business cultures are compatible;

•	offering the services and products of both businesses to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	minimizing the potential disruption of both businesses and distraction of the Company’s management;

•	incorporating the acquired technology, products and services into the existing product and service offerings; and

•	controlling expenses related to the integration of the companies.

We may not succeed in overcoming these risks or any other problems encountered in connection with a merger. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business. If we do not successfully execute any future merger or acquisition, the market price of our common stock may decline and future operating results may suffer.

If a merger or acquisition does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

We may make incorrect assumptions about potential acquisitions or mergers, such as the ability of the acquired businesses to secure additional business from government customers and vendors selling to those customers. Consequently, we may not achieve the forecasted benefits of the merger, including improved financial results, to the extent anticipated by us or by financial or industry analysts. In addition, significant stockholders of Onvia following the merger may decide to dispose of their shares if the merger fails to meet their expectations. In either event, the market price of our common stock may decline.

We have completed several acquisitions and may make future acquisitions, which may harm our operating results

We have completed several acquisitions and may make additional acquisitions designed to increase our customer base, broaden our offerings and market penetration and expand our technology platform. Failure to successfully evaluate and execute future acquisitions may seriously harm our business. To evaluate and execute an acquisition successfully, we must:

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

We currently intend to finance future acquisitions by using our common stock and/or cash for all or a portion of the consideration to be paid. In the event that our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to continue making acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings.

If regulations or legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

Our proprietary bid aggregation technology is integral to our success. If the process of bid aggregation becomes regulated in the future and our process for acquiring government bids is no longer cost-effective, our business will be significantly harmed. If new regulations restricting our ability to charge a fee for public bid information are enacted, our business will be significantly harmed.

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

As of June 2001, we moved all of our web servers in-house at our corporate headquarters in Seattle, Washington from their previous off-site location at Exodus Communications. Our lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of our network web site service. Regardless of whether our servers are maintained by an ISP or in-house, our backup systems may not be sufficient to prevent major interruptions to our operations, and our disaster recovery plan is not yet finalized. We may not have sufficient business interruption insurance to cover losses from major interruptions. We have identified an offsite facility to house our disaster recovery site and we began deployment at the beginning of the third quarter of 2003. After successful deployment to an off-site location, our IT organization will conduct semi-annual disaster recovery testing.

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

Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Onvia is defending against litigation matters as detailed in Part II below, including a stockholder class action lawsuit. In such a lawsuit, we have directors and officers insurance of $30 million to cover defense costs and any award or settlement, less our self retention of $250,000. Other lawsuits described in Part II are not covered by our directors and officers insurance and any award or settlement resulting from such lawsuits may significantly impact our financial position and operating results. It is also possible that defense of these claims will result in a significant diversion of management attention.

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

Interest Rate Risk

Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Our investment portfolio, if any, is primarily comprised of (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of June 30, 2003, Onvia considers the reported amounts of these investments to be reasonable approximations of their fair values.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, the Company’s management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement must be negotiated and approved by the court. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention.

On February 28, 2003, a class action suit was filed in the United States District Court for the Southern District of Florida against approximately fifty companies, including Onvia, where CSFB was either the lead or the co-lead underwriter of an IPO, Glenn S. Ballman, Mark T. Calvert, CSFB, Frank Quattrone and other members of CSFB’s Technology Group (“CSFB Individuals”). The complaint charged CSFB and CSFB Individuals for violations of Section 12(a) of the Securities Act of 1933 and violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934. The complaint charged the Company for violations of Sections 10(b) and 20(a) of the 1934 Act, and charged Mr. Ballman and Mr. Calvert for violations of Section 15 of the 1933 Act and Section 10(b) of the 1934 Act. The complaint also alleged claims against CSFB and the Company under the common law theory of respondeat superior, which provides that a principal is responsible for the actions of its agent, and against all defendants based on common law theories of fraud and negligent misrepresentation, and under Florida’s Blue Sky laws. In essence, the complaint alleged that the defendants disseminated false and misleading information to the public which misrepresented the accuracy of the Company’s IPO price, its financial condition and future revenue prospects. The complaint further alleged that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The complaint seeks damages in an unspecified amount. The Company has submitted the claims to its directors and officers insurance carrier and has sought indemnification from our underwriters. In June 2003, the plaintiffs filed and served an amended complaint removing most of the companies and individual officers and directors, including Onvia, Mr. Ballman and Mr. Calvert.

In August 2001 a stockholder of the Company filed a lawsuit in King County, Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The lawsuit also names Robert Gilmore, the former Chief Executive of Globe-1. The plaintiff seeks the return of his original investment of $65,000, plus attorney fees. On May 2, 2003, the plaintiff voluntarily dismissed the lawsuit.

A similar lawsuit was filed in March 2003 in the U.S. District Court for the Western District of Washington by three stockholders of the Company alleging that the sale of preferred stock of Globe-1 violated the Washington Securities Act. The lawsuit also names Robert Gilmore. The plaintiffs seek the return of their original investment of $800,000, plus attorney fees. The Company intends to defend itself vigorously against this lawsuit.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of these matters, or of the matters specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	Onvia’s annual stockholders meeting was held on June 27, 2003 in Seattle, Washington.

b)	Onvia’s Class III Director, namely Jeffrey C. Ballowe, was elected to continue his term for an additional 3 year period (until 2006) and until his respective successor is elected and qualified. The existing terms of our Class I Directors, namely Kenneth A. Fox and Steven D. Smith, and our Class II Directors, namely Michael D. Pickett and Nancy J. Schoendorf, continued after the annual meeting.

c)	The matters voted upon at the annual stockholder meeting and their respective number of votes cast for, against or withheld, as well as the number of abstentions are as follows:

1.	To elect a member of the Board of Directors to hold office for a three year term and until his respective successor is elected and qualified.

	Votes For	Votes Against	Votes Withheld
Jeffrey C. Ballowe	6,635,261	0	130,059

2.	To ratify the Board of Directors’ selection of Deloitte & Touche LLP as Onvia’s independent auditors.

For	6,746,562
Against	2,744
Abstain	16,014

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Michael D. Pickett, Chairman of the Board and Chief Executive Officer of Onvia.com, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia.com, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board and Chief Executive Officer of Onvia.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following report was filed on Form 8-K during the quarter ended June 30, 2003:

On May 7, 2003 Onvia filed a Current Report on Form 8-K, reporting under Item 12 announcing that, on May 7, 2003, we issued a press release announcing our financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board and
Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

Date: August 14, 2003