Form 10-Q
period 2003-09-30
ONVIA COM INC
filed 2003-11-13
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

Common stock, par value $.0001 per share: 7,671,972 shares outstanding as of October 15, 2003.

ONVIA.COM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONVIA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,215	$35,051
Short-term investments	9,383	3,551
Accounts receivable, net	184	298
Prepaid expenses and other current assets	1,175	1,013

Total current assets	34,957	39,913

PROPERTY AND EQUIPMENT, NET	2,335	3,571
OTHER ASSETS, NET	3,844	3,713

TOTAL ASSETS	$41,136	$47,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$722	$819
Accrued expenses	920	1,003
Accrued restructuring	2,863	3,362
Unearned revenue	4,693	3,418

Total current liabilities	9,198	8,602

LONG TERM LIABILITIES:
Accrued restructuring	4,929	6,824
Other liabilities	136	114

Total liabilities	14,263	15,540

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,219	347,207
Unearned stock compensation	(29)	(410)
Accumulated deficit	(320,317)	(315,140)

Total stockholders’ equity	26,873	31,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,136	$47,197

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
	(thousands, except per share data)		(thousands, except per share data)
Revenue	$2,592	$1,838	$7,227	$5,107

Cost of revenue	286	310	895	1,104

Gross margin	2,306	1,528	6,332	4,003

Operating expenses:
Sales and marketing	2,134	2,591	6,802	7,636
Technology and development	702	1,159	2,411	3,945
General and administrative	932	1,239	2,771	3,743

Total operating expenses	3,768	4,989	11,984	15,324

Loss from operations	(1,462)	(3,461)	(5,652)	(11,321)
Other income, net	148	349	475	1,159

Net loss before cumulative effect of change in accounting principle	(1,314)	(3,112)	(5,177)	(10,162)
Cumulative effect of change in accounting principle	—	—	—	(16,468)

Net loss	$(1,314)	$(3,112)	$(5,177)	$(26,630)

Basic and diluted net loss per common share
Net loss before cumulative effect of change in accounting principle	$(0.17)	$(0.41)	$(0.67)	$(1.32)
Cumulative effect of change in accounting principle	$—	$—	$—	$(2.14)

Basic and diluted net loss per common share	$(0.17)	$(0.41)	$(0.67)	$(3.46)

Basic and diluted weighted average shares outstanding	7,670	7,642	7,676	7,680

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,177)	$(26,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,716	3,083
Impairment of goodwill	—	16,468
Gain on sale of property and equipment	(22)	—
Noncash stock-based compensation	381	1,137
Amortization of debt discount	—	12
Change in certain assets and liabilities:
Accounts receivable	114	40
Prepaid expenses and other current assets	(162)	(416)
Other assets	(36)	696
Accounts payable	(97)	(405)
Accrued expenses	(83)	(3,557)
Accrued restructuring	(2,394)	(2,356)
Unearned revenue	1,275	556
Other liabilities	22	(83)

Net cash used in operating activities	(4,463)	(11,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(389)	(14)
Proceeds from sales of property and equipment	22	—
Purchases of short-term investments	(7,332)	(1,250)
Sales and maturities of short-term investments	1,500	—
Change in restricted cash	—	3,200
Additions to internally developed software	(183)	(91)
Repayments of employee receivables	—	611

Net cash (used in) / provided by investing activities	(6,382)	2,456

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	—	(2,948)
Proceeds from exercise of stock options and warrants and stock purchase plans	9	58
Cash distribution	—	(29,891)
Repurchase of common stock	—	(1,124)

Net cash provided by / (used in) financing activities	9	(33,905)

Net decrease in cash and cash equivalents	(10,836)	(42,904)

Cash and cash equivalents, beginning of period	35,051	81,990

Cash and cash equivalents, end of period	$24,215	$39,086

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

2.	Cash and Cash Equivalents and Short Term Investments

Onvia considers all highly liquid instruments with a remaining maturity of three months or less to be cash equivalents. We classify investments with remaining maturities of more than three months and less than one year as short-term investments. Our cash and cash equivalents and short-term investments at September 30, 2003 and December 31, 2002 consisted of the following (cost approximates fair value):

	September 30, 2003		December 31, 2002
	Cash and Cash Equivalents	Short Term Investments	Cash and Cash Equivalents	Short Term Investments
	(In Thousands)
Cash	$24,215	$—	$35,051	$—
Available for sale securities:
Auction rate securities		1,250		1,250
US government obligations		8,133		2,301

	$24,215	$9,383	$35,051	$3,551

3.	Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by Onvia. As of September 30, 2003 and 2002, stock options, warrants and nonvested common stock totaling 1,075,845 and 693,464 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

4.	Stock Based Compensation

We have elected to account for our employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for fixed award stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors. Stock-based compensation expense for all equity instruments is recognized on an accelerated basis over the related vesting periods.

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have increased to the pro forma amounts indicated below for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss:
As reported	$(1,314)	$(3,112)	$(5,177)	$(26,630)
Add: Stock-based compensation included in reported net income	77	305	381	1,137
(Deduct)/Add: Stock-based compensation determined under fair-value based method	(427)	3	(1,366)	(1,240)

Pro forma	$(1,664)	$(2,804)	$(6,162)	$(26,733)

Net loss per share:
As reported - basic and diluted	$(0.17)	$(0.41)	$(0.67)	$(3.46)
Pro forma - basic and diluted	$(0.22)	$(0.37)	$(0.80)	$(3.48)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average risk free rate	2.56%	4.06%	3.26%	4.50%
Volatility	62%	124%	120%	124%
Dividends	$0	$0	$0	$0
Expected life (in years)	6.40	5.00	6.47	6.45

5.	Cumulative Effect of Change in Accounting Principle

Pursuant with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in 2002, we completed an impairment assessment of the recorded goodwill by comparing the fair value of Onvia to the carrying value of the goodwill. Fair value was determined using the market capitalization of Onvia at January 1, 2002. Based on the impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the amount of $16.5 million for the nine months ended September 30, 2002.

6.	Cash Distribution

In March 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to our stockholders. The distribution, in the amount of $29.9 million, was paid on May 3, 2002.

As of September 30, 2003 there were 57,116 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants were exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $223,000. The weighted average exercise price of these warrants as of September 30, 2003 was $28.77. Due to the high weighted average exercise price in comparison to the current fair market value of our common stock, we believe that it is unlikely that these warrants will be exercised, therefore, we have not recorded a liability for the potential future distribution according to the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.

7.	Idle Leases

In 2001, as part of our overall strategic initiative to reduce costs and focus on our business-to-government (B2G) network, we closed unrelated businesses and downsized our outside sales force. As a result of this initiative, we recorded a reserve which covers our contractual obligations on our lease arrangements and estimated broker fees for our idle leased office space. In December 2002, based on an analysis of the prevailing real estate market, we booked an additional accrual for our idle leased office space. On August 26, 2003, we signed a letter of intent to sublease approximately 19,000 square feet of our idle office lease space in Seattle, WA. Once the agreement is finalized, we will have approximately 59,000 square feet of idle lease space remaining in the Seattle market and approximately 5,000 square feet in Phoenix, AZ. The term of the sublease is expected to run through the end of our contractual obligation on the building in August 2006. Rental rates on the sublease are expected to be below our contractually obligated rates, but within the range estimated in our idle lease space accrual. The expected cumulative value to Onvia over the term of the sublease is approximately $1.6 million. Per the terms of the agreement, we will establish a letter of credit in the amount of approximately $181,000 upon the signing of a final document. Based on our most recent evaluation, we believe that our existing accrual is adequate given the current economic climate. Our current accrual assumes that we will be able to sublease our idle space in dates ranging from early 2004 through early 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of our lease obligations. The lease terms expire on dates ranging from 2004 through 2010.

The following table displays rollforwards of the accruals included in the restructuring charge established for real estate and other exit costs and employee separation costs through September 30, 2003 (in thousands):

	Accruals at December 31, 2002	Amounts Paid	Accruals at September 30, 2003
Real estate and other exit costs	$10,110	$(2,318)	$7,792
Employee separation costs	76	(76)	—

	$10,186	$(2,394)	$7,792

The real estate and other exit costs, consisting principally of idle leased office space in Seattle, are expected to be paid out through 2010. Management will continue to evaluate this estimate on a periodic basis.

8.	Related Party Transactions

At September 30, 2003 the Company held a promissory note that was issued to Kristin McLaughlin, our former Chief Strategy Officer. The note was issued in April 2001 in the amount of $350,000 and has a remaining principal and interest balance of approximately $257,000 at September 30, 2003. The Company holds 45,000 shares of Onvia common stock issued in Ms. McLaughlin’s name as collateral on the promissory note.

9.	New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. The exit activities discussed in Note 7 were initiated prior to the adoption date of this Statement; therefore, we expect to continue to account for our current and future costs associated with this activity under Emerging Issues Task Force (EITF) Issue No. 94-3. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 is recognized at the date of an entity’s commitment to an exit plan.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under the limited-scope Statement, certain transactions falling within the scope of the Statement that currently qualify for recognition as shareholders’ equity would be required to be recognized as a liability and/or recognized at fair value on the balance sheet. The Statement is effective for instruments entered into or modified after May 15, 2003, and pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

10.	Commitments and Contingencies

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement must be negotiated and approved by the court. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention. We are awaiting the court’s approval on the final settlement.

In March 2003 three stockholders of the Company filed a lawsuit in the U.S. District Court for the Western District of Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The lawsuit also named Robert Gilmore, the former chief executive of Globe-1. The plaintiffs sought the return of their original investment of $800,000, plus attorney fees. On September 10, 2003, the court heard oral arguments relating to the summary judgment motions filed by both parties, and on September 19, 2003, the court summarily dismissed the plaintiffs’ case. The plaintiffs’ have until approximately November 30, 2003 to appeal the decision.

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

We have incurred net operating losses from March 25, 1997 (inception) through September 30, 2003, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

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

Our network efficiently matches government agency bid requests to suppliers of the requested commodity or service, saving time and money for agencies and businesses alike. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers, resulting in increased bid competition. Government suppliers can more efficiently keep up to date with public sector projects because they receive automatic daily notifications of government opportunities.

Agencies and suppliers also have access to our bid library that contains thousands of expired bids issued within the last three years. Information in our bid library helps agencies save time preparing new bid opportunities, and suppliers can use this library to analyze purchasing trends, identify potential future customers and access federal award information.

Our network consists of two complementary products, DemandStar by Onvia and The Onvia Guide, which allow business suppliers access to federal, state and local government agency procurement opportunities nationwide. Our network also automates the processes of request for proposal (RFP) creation, request for quote (RFQ) creation and posting and document distribution for agencies.

Products

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to historical and current bid requests from approximately 430 contracted government agencies. Bid requests from agencies are supplemented by bids aggregated via our dedicated in-house research team. Subscribers have access to agency bid requests by commodity or location, and to our library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

The Onvia Guide

Our proprietary Onvia Guide service allows business users the opportunity to participate in government procurement contracts in 328 business categories over nine vertical markets. The vertical markets currently served are:

•	Architectural and Engineering Services

•	IT / Telecom

•	Business and Consulting Services

•	Construction Services and Building Supplies

•	Operations and Maintenance Services

•	Transportation Equipment

•	Medical Equipment and Supplies

•	Industrial Supplies

•	Office Equipment

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

Bid and Quote Publication

Our dedicated in-house research team aggregates and publishes thousands of bids and quotes on a daily basis to our subscribing customers. In the third quarter of 2003 we published approximately 155,000 bids and quotes, compared to approximately 77,000 bids and quotes in the same quarter in 2002, an increase of 101% in the number of bids and quotes published. We have been able to significantly increase the number of bids published by leveraging new technology and through efficiencies gained in our research team. While we expect to continue to see increases in the number of bids and quotes published, we expect that the increases will be more modest in future quarters.

Customers

As of September 30, 2003, we had approximately 23,400 subscribing business suppliers, compared to approximately 25,000 at September 30, 2002. The slight decline in our subscriber count reflects our efforts to grow our premium subscribers at the expense of lower value customers, and the elimination of our monthly product in October 2002.

Premium Subscribers

Beginning with the last six months of 2002, we focused our marketing and sales activities on signing and retaining customers that meet our premium profile. Premium subscribers are defined as customers with higher average revenue and higher retention, and include national, regional and state subscribers. Premium subscribers receive more government leads, directly leading to higher customer satisfaction and retention rates. Our premium subscribers represented approximately 61% of our total subscriber base in the third quarter of 2003, compared to 54% in the second quarter of 2003.

We increased our average subscription price to $505 in the third quarter of 2003, an increase of 7% compared to $473 in the second quarter of 2003, and an increase of 63% compared to $310 in the third quarter of 2002. This increase in average subscription price demonstrates our success in acquiring new premium customers and upgrading our existing customers to higher value products. Our focus on acquisition and retention of these premium customers should continue to positively impact our average subscription price. Average subscription price reflects the annual value of new and repeat subscriptions sold during the quarter.

During the third quarter of 2003 we recorded approximately 7,000 new and repeat paid transactions, compared to 11,300 in the same quarter in 2002, a decrease of 4,300 transactions. This decline reflects our focus on acquiring premium subscribers and the discontinuation of our monthly product. Monthly transactions declined by approximately 3,800 from the third quarter in 2002 to the third quarter in 2003, representing most of the year over year decrease.

Agency Adoption

In the first quarter of 2003 we began placing additional emphasis on signing new agencies to increase the bid and quote flow available to our subscribers, which is a key component of customer satisfaction and retention. The signing of additional agencies also reduces our cost of customer acquisition because, in addition to uploading bids directly on the DemandStar website, agencies refer their suppliers to us. As a result of this emphasis, we added 11 new agencies in the third quarter of 2003. We expect the number of agencies utilizing our service will continue to increase as we maintain our focus on signing new agencies in strategic geographic regions.

Enterprise Solutions Group

Enterprise level customers include larger companies who purchase multi-seat licenses for daily lead notification, or purchase Onvia data for redistribution to their employees or customers, or for remarketing their own products. We believe there is a significant market opportunity for this solution, and we have reallocated additional resources this team. During the third quarter of 2003 we hired a new Director of Enterprise Sales and added new staff with specific vertical expertise.

Results of Operations for the Three and Nine months ended September 30, 2003 Compared to the Three and Nine months ended September 30, 2002

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2003 increased 41% to $2.6 million, compared to $1.8 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, revenue was $7.2 million and $5.1 million, respectively, representing an increase of 42%. The increases for the three and nine month periods was primarily due to increases in the average subscription price attributable to our success in acquiring new premium subscribers and upgrading our existing customers to premium products. The increase in average subscription price was partially offset by the decrease in total transactions as a result of our focus on acquiring premium subscribers and the discontinuation of our monthly product.

Cost of revenue was $286,000 and $310,000 for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $24,000, or 8%, in 2003. Our cost of revenue primarily represents payroll related expenses associated with the publishing of our daily bid notification service. We continue to leverage technology to streamline our bid publication process and reduce costs. The decrease for the comparable three month periods was primarily attributable to a reduction in payroll related expenses. For the nine month periods ending September 30, 2003 and 2002, cost of revenue was $895,000 and $1.1 million, respectively, representing a decrease of $209,000, or 19%, in 2003. The decrease for the comparable nine month periods was primarily attributable to a reduction in payroll related expenses made possible by leveraging efficiencies in our publication technology.

Gross margin increased to 89% in the third quarter of 2003, compared to 83% in the same quarter in 2002, as a result of the increase in revenue and decrease in cost of revenue discussed above. For the nine month periods ended September 30, 2003 and 2002, gross margin was 88% and 78%, respectively, as a result of the increase in revenue and decrease in cost of revenue discussed above. We expect our gross margin to remain relatively flat in the foreseeable future; however, it may vary in direct relationship to the number of new products and verticals we offer.

Sales and Marketing

Sales and marketing expenses were $2.1 million and $2.6 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $457,000, or 18%, in 2003. The decrease is primarily comprised of a reduction of $364,000 in deferred compensation and other allocated expenses, which include depreciation, amortization and facilities related expenses. Depreciation expenses decreased significantly due to a number of large assets becoming fully depreciated in 2002. Depreciation and certain other expenses are allocated between the sales and marketing, technology and development, and general and administrative departments based on headcount. In addition to the decrease in allocated expenses, we saw a decrease of $333,000 in marketing expenses as a result of lower e-mail and direct mail marketing expenses and a reduction in telemarketing expenses. We were able to lower our e-mail and direct mail expenses by utilizing our in-house database to a greater extent than in 2002. These decreases were partially offset by an increase of $286,000 in payroll related expenses as a result of an increase in the headcount in our corporate sales organization to achieve greater penetration in the corporate customer and premium data markets.

For the nine months ended September 30, 2003 and 2002, sales and marketing expenses were $6.8 million and $7.6 million, respectively, representing a decrease in 2003 of $834,000, or 11%. The decrease is primarily comprised of an $895,000 reduction in marketing expenses as a result of the combination of bringing our telemarketing services in-house at the end of the second quarter in 2002, and lower e-mail and direct mail marketing expenses due to utilizing our in-house database to a greater extent than in 2002. In addition, we saw a reduction of $831,000 in the amortization of deferred compensation and other allocated expenses and a reduction of $232,000 in contract labor and consulting expenses. These savings were partially offset by an increase of $1.2 million in payroll and travel related expenses as a result of the increase in headcount in our corporate sales organization.

Technology and Development

Technology and development expenses were $702,000 and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $457,000, or 39%. The decrease is primarily attributable to a reduction of $292,000 in allocated expenses and deferred compensation and a decrease of approximately $139,000 in payroll related expenses due to headcount reductions.

For the nine months ending September 30, 2003 and 2002, technology and development expenses were $2.4 million and $3.9 million, respectively, representing a decrease of $1.5 million, or 39%. The decrease is comprised of a reduction of $750,000 in allocated expenses and deferred compensation, a decrease of $554,000 in payroll related expenses due to headcount reductions, and a decrease of $222,000 in telecom expenses due to the termination and consolidation of existing accounts.

General and Administrative

General and administrative expenses were $932,000 and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $307,000, or 25%. The decrease is primarily attributable to a reduction of approximately $206,000 in insurance expenses due to a decline in our directors and officers insurance premiums, a decrease of $95,000 in allocated expenses and deferred compensation, and a reduction of $27,000 in payroll related expenses due to lower medical claims and incentive payments. These savings were partially offset by an increase of approximately $33,000 in professional fees related to the timing of various legal, corporate compliance, and merger and acquisition activities.

For the nine months ended September 30, 2003 and 2002, general and administrative expenses were $2.8 million and $3.7 million, respectively, representing a decrease of $972,000, or 26%. The improvement is primarily comprised of a decrease in insurance expenses of $388,000 as a result of the reduction in directors and officers premiums, a $310,000 decrease in allocated expenses and deferred compensation, a reduction of $213,000 in Delaware franchise taxes and NASDAQ dues as a result of the reduction in total shares outstanding after the one-for-ten reverse stock split in July 2002, and a decrease of $207,000 in payroll related expenses. These savings were partially offset by an increase of $213,000 related to the timing of various legal, corporate compliance, and merger and acquisition activities.

Noncash Stock-Based Compensation

We record unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is recorded as the difference, if any, between the fair market value of our common stock at the date of grant and the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At September 30, 2003, unearned stock compensation was $29,000. We recorded $77,000 and $381,000 of net noncash stock-based compensation expense for the three and nine months ended September 30, 2003, respectively, compared to $305,000 and $1.1 million in the same periods in 2002. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Other Income, Net

Net other income was $148,000 and $475,000 for the three and nine months ended September 30, 2003, respectively, compared to $349,000 and $1.2 million in the same periods in 2002. The decrease in comparable periods was primarily attributable to a lower cash balance held in interest bearing accounts, largely attributable to the cash distribution of $29.9 million in May 2002, and lower prevailing interest rates.

Net Loss and Net Loss per Share

Net losses were $1.3 million and $5.2 million, or $0.17 per share and $0.67 per share for the three and nine months ended September 30, 2003, respectively, compared to $3.1 million and $26.6 million, or $0.41 per share and $3.46 per share in the same periods in 2002. Net loss for the nine months ended September 30, 2002 includes the cumulative effect of a change in accounting principle in the amount of $16.5 million to recognize the impairment of goodwill.

Recent Developments

We continue to engage Broadview International LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions, strategic partnerships or a sale and/or privatization of the company.

On August 26, 2003, we signed a letter of intent to sublease approximately 19,000 square feet of our idle office lease space in Seattle, WA. The term of the sublease is expected to run through the end of our contractual obligation on the building in August 2006. Rental rates on the sublease are expected to be below our contractually obligated rates, but within the range estimated in our idle lease space accrual discussed below and in Note 7 to the financial statements. The expected cumulative value to Onvia over the term of the sublease is approximately $1.6 million. Per the terms of the agreement, we will establish a letter of credit in the amount of approximately $181,000 upon the signing of a final document.

Significant Accounting Policies and Management Estimates

Lease Obligations

In conjunction with the closure of our Canadian operations and B2B exchange and the elimination of our outside sales force, we recorded a charge during 2001 to accrue rental payments on our idle office space leases through December 2003. In December 2002 we recorded an additional net reserve of $6.2 million based on an analysis of the prevailing real estate market. We periodically review the adequacy of our accrual and based on our most recent evaluation we believe that our existing accrual is adequate given the current economic climate. Our current accrual covers our remaining contractual obligations assuming that we will be able to sublease our idle space on dates ranging from early 2004 to early 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2004 through 2010. We currently have approximately 78,000 square feet of idle office space in the Seattle market and approximately 5,000 square feet in Phoenix, AZ. As discussed above under Recent Developments, we have signed a letter of intent to sublease approximately 19,000 square feet of our idle office space in Seattle, WA. Once a final agreement is signed, we will have approximately 59,000 square feet of idle space remaining in Seattle. Our lease on the Phoenix office space expires in February 2004. At September 30, 2003, the total accrual related to future lease payments and estimated broker fees on our idle office space and other exit costs was $7.8 million. Our total obligation for office space under lease, inclusive of the lease payments included in our accrual, is approximately $18 million. Should it take longer to sublease the excess office space or should the sublease amount be lower than our estimates, the actual cost could exceed the amount accrued.

Contractual Obligations

Future required payments under contracts as of September 30, 2003 are as follows for the years ending:

Operating Leases
2003	$766,525
2004	$3,055,866
2005	$2,954,458
2006	$2,798,234
2007	$2,507,041
Thereafter	$5,899,857

$17,981,981

Provision for Income Taxes

Onvia has incurred net operating losses from March 25, 1997 (inception) through September 30, 2003, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Further, our ability to sublease or dispose of our idle office space will affect our future liquidity; however, we believe that our existing cash and cash equivalents will be sufficient to satisfy our cash requirements under existing operating plans for the foreseeable future.

If we engage in merger or acquisition transactions or our overall operating plans change, we may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders. We cannot make assurances that if additional financing is required, it will be available, or that such financing can be obtained on satisfactory terms.

Our combined cash, cash equivalents and short-term investments were $33.6 million at September 30, 2003. Short-term investments are invested in money market funds fully invested in obligations of the US Government, commercial paper, obligations of the U.S. Government, municipal and auction rate securities and corporate debt securities with maturities of one year or less. All of our investments carry a minimum rating of A+, A-1, P-1 or equivalent. The portfolio is diversified among security types and issuers and does not include any derivative financial instruments. At September 30, 2003, our working capital was $25.8 million.

In March 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to our stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002. At September 30, 2003 there were 57,116 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $223,000. The weighted average exercise price of these warrants as of September 30, 2003 was $28.77. Due to the high weighted average exercise price in comparison to the current fair market value of our common stock, we believe that it is unlikely that these warrants will be exercised, therefore, we have not recorded a liability for the potential future distribution according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity.

Operating Activities

Net cash used by operating activities was $4.5 million and $11.5 million for the nine months ended September 30, 2003 and 2002, respectively, an improvement of $7.0 million, or 61%. The improvement in net cash used by operating activities in the first nine months of 2003 was primarily attributable to a lower net loss as a result of lower operating expenses and costs of sales, an increase in the collection of accounts receivable, a decrease in payments for prepaid expenses and other current assets, and a decrease in the payment of accounts payable and accrued expenses compared to the same period in 2002. These improvements were partially offset by changes in other assets. Cash provided by other assets in 2002 included the release of a line of credit on leased facilities.

Investing Activities

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $2.5 million for the same period in 2002. The change from net cash provided by investing activities to net cash used is primarily due to an increase in the purchase of short-term investments in 2003 compared to 2002. In addition, in 2002, $3.2 million of restricted cash was made available for our use. These changes were partially offset by an increase in the sale of short term investments in 2003 compared to 2002.

Financing Activities

Net cash provided by financing activities was $9,000 in the nine months ended September 30, 2003, compared to net cash used in financing activities of $33.9 million in the same period in the prior year. Net cash provided by financing activities in the first nine months of 2003 was entirely related to employee option exercises and purchases under our employee stock purchase plan. Net cash used in financing activities in the nine months ended September 30, 2002 was primarily related to the cash distribution of $29.9 million in May 2002 as well as repayments of long-term debt and repurchases of common stock. All of our debt obligations were paid in full in 2002, and there have been no repurchases of common stock in 2003.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. The exit activities discussed in Note 7 were initiated prior to the adoption date of this Statement; therefore, we expect to continue to account for our current and future costs associated with this activity under Emerging Issues Task Force (EITF) Issue No. 94-3. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 is recognized at the date of an entity’s commitment to an exit plan.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under the limited-scope Statement, certain transactions falling within the scope of the Statement that currently qualify for recognition as shareholders’ equity would be required to be recognized as a liability and/or recognized at fair value on the balance sheet. The Statement is effective for instruments entered into or modified after May 15, 2003, and pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

We may not be able to meet our projected renewal rates, which could hurt our growth and profitability

Our ability to appropriately categorize and distribute leads, to provide excellent customer service, to maintain competitive pricing and meet our customers’ expectations for source coverage will significantly impact our customers’ satisfaction with our products and services and will impact their decision to renew their service. If we are unable to meet our customers’ expectations our projected renewal rates and our projected growth and profitability will suffer. The loss of renewals from our current and future subscribing suppliers would harm our business, operating results and financial condition.

If our products are not broadly adopted by targeted corporate customers, our growth and profitability will be harmed

We anticipate that a significant portion of our future revenue will be generated by our corporate sales team. The corporate sales team targets larger companies who will purchase multiple licenses for daily lead notification, for redistribution to their employees or customers, or for remarketing their own products. Failure to achieve our expected market penetration with our corporate product would harm our business, operating results and financial condition.

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

We may be required to increase our marketing expenses in order to generate sufficient sales leads to achieve our revenue goals

We currently generate a significant portion of our marketing prospects and sales leads from our in-house database of vendors. If we are unable to continually refresh this database via agency referrals, visitors to our web sites or by other means, we may be required to purchase marketing lists from outside vendors, which would increase our marketing expenses.

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

We may not be able to maintain adequate bid flow to our customers if governmental agencies collectively reduce spending

If at any time governmental agencies reduce spending for an extended period of time, there may be a shortage of procurement bids flowing through our B2G network. In order to continue to increase the number of bids published, we may be required to add additional resources to our research team, which would increase our cost of sales. If we cannot provide an adequate supply of government procurement bids to our subscribing suppliers, these customers may not renew their subscription to the service. The loss of our current and future subscribing suppliers would harm our business, operating results and financial condition.

Our ability to distribute bid flow and to effectively market to our customers is largely dependent on the proper functioning of our customers’ internet service providers

Some network administrators could flag and block emails from Onvia due to increased filtering of email attachments as a result of the threat of email borne viruses. Our content is currently delivered in the form of an attached file via email. Excessive filtering of our emails could negatively impact customer satisfaction and would harm our business. Our emails also may be flagged and blocked as “junk-email” or for other reasons. Blocking of our emails would harm our marketing efforts and our business.

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

Our current and potential competitors include Internet-based and traditional companies such as BidNet, TrueAdvantage, AMS, FedMarket, Epylon, Simplexis, BidMain, McGraw-Hill, Contractors Register and other companies focused on providing services to government agencies and their vendors.

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

Our competitors may develop web sites that are more sophisticated than ours, with better online tools and service and product offerings superior to ours. For these and other reasons, our competitors’ web sites may achieve greater acceptance than ours, limiting our ability to gain market share and customer loyalty and to generate sufficient revenue to achieve profitability. If we are required to increase our source coverage due to competitive pressures, we may be required to add additional resources to our research team, which would increase our cost of sales.

Our stock price is volatile

The market price of Onvia’s common stock has fluctuated significantly and could continue to fluctuate significantly in response to various factors, including:

•	actual or anticipated changes in governmental spending;

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations or new products or services by Onvia or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market values of other Internet or online service companies;

•	announcements of or expectations regarding significant acquisitions, strategic relationships, joint ventures, capital commitments, dividends or cash distributions or other corporate transactions;

•	additions or departures of key personnel;

•	sales, repurchases or splits of our common stock;

•	general market conditions; and

•	other events or factors, many of which are beyond our control.

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

Our principal stockholders, officers, and directors own a controlling interest in our voting stock

Onvia’s officers, directors and stockholders with greater than 5% holdings beneficially own approximately 51% of our outstanding common stock. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options, warrants, or other convertible securities. As a result of this majority ownership, these stockholders could, if they acted together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of Onvia’s Board of Directors;

•	removal of any of Onvia’s Board of Directors;

•	approval of any change in control, merger, takeover, corporate liquidation, privatization or other business transaction involving Onvia;

•	amendment of Onvia’s certificate of incorporation or bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other corporate transaction involving Onvia.

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

In addition, in November 2002, our Board of Directors adopted a Stockholders Rights Agreement, designed to protect stockholder interests in the event of an unsolicited takeover attempt by distributing one Preferred Stock Purchase Right for each outstanding share of Common Stock.

Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating the monthly lease payments on our idle office space

We currently have approximately 78,000 square feet of idle office space in the Seattle area and approximately 5,000 square feet in Phoenix, AZ. We have signed a letter of intent to sublease approximately 19,000 square feet of our idle office space in Seattle. Once a final agreement is signed, we will have approximately 59,000 square feet of idle office space remaining in the Seattle area. As a result of the continuing economic slowdown, the current market for commercial real estate in Seattle is depressed. We have recorded a liability sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease this space at estimated current market rates, which are below our contractually obligated rates, in periods ranging from early 2004 through early 2005 for the remainder of the lease terms. If the commercial real estate market in Seattle remains depressed and we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be adversely affected and our stock price could decline.

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

Although we expect to derive a significant portion of our future revenue from bid notification services, we have not yet fully evolved our revenue model for services associated with the network. The revenue associated with network services may be a combination of transaction and/or subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, we cannot predict whether these services will be commercially successful. The Company will be seriously harmed if our B2G network model is not commercially successful.

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

We may face challenges that could prevent us from successfully integrating any future merger, acquisition or other corporate transaction

In November 2002, we reengaged Broadview International LLC, an investment banking firm, to assist us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions, strategic partnerships and sale and/or privatization of the Company. There are significant challenges to implementing any corporate transaction. Integrating companies and technologies involves significant challenges and is a complex process, and the anticipated benefits of any corporate transaction may not be achieved within the anticipated timeline, or at all. Some of the challenges involved in corporate transactions include:

•	retaining existing customers and strategic partners;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in our business focus;

•	combining service and product offerings quickly and effectively;

•	transitioning the business systems to a common information technology system;

•	persuading employees of both businesses that the business cultures are compatible;

•	offering the services and products of both businesses to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	minimizing the potential disruption of both businesses and distraction of the Company’s management;

•	incorporating the acquired technology, products and services into the existing product and service offerings; and

•	controlling expenses related to the implementation of the transaction.

We may not succeed in overcoming these risks or any other problems encountered in connection with a merger, acquisition or a sale of the Company. The diversion of the attention of our management and any difficulties encountered in such a transaction could cause the disruption of, or a loss of momentum in, the activities of our business. If we do not successfully execute any future merger, acquisition or other corporate transaction, the market price of our common stock may decline and future operating results may suffer.

If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

We may make incorrect assumptions about potential acquisitions, mergers or other corporate transactions, such as the ability to secure additional business from government customers and vendors selling to those customers as a result of any such transaction. Consequently, we may not achieve the forecasted benefits of the transaction, including improved financial results, to the extent anticipated by us or by financial or industry analysts. In addition, significant stockholders of Onvia following any corporate transaction may decide to dispose of their shares if the transaction fails to meet their expectations. In either event, the market price of our common stock may decline.

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

We currently intend to finance any future acquisitions by using our common stock and/or cash for all or a portion of the consideration to be paid. In the event that our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to continue making acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings.

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

The performance of our application servers and our web sites is critical to our business and our reputation

Any system failure that causes an interruption in the service of our B2G network or a decrease in its responsiveness could result in reduced activity and reduced revenue. Further, prolonged or ongoing performance problems on our web sites or our application servers, which support bid creation and distribution, could damage our reputation and result in the permanent loss of customers. In the past, system interruptions have made our web sites and our application servers totally unavailable, slowed their response time or prevented us from making our service available to our customers, and these problems may occur again in the future.

As of June 2001, we moved all of our web servers in-house at our corporate headquarters in Seattle, Washington from their previous off-site location at Exodus Communications. Our lack of experience and expertise in maintaining web and database servers may increase the likelihood of interruptions and failures of our network web site service. Regardless of whether our servers are maintained by an ISP or in-house, our backup systems may not be sufficient to prevent major interruptions to our operations, and our disaster recovery plan is not yet finalized. We may not have sufficient business interruption insurance to cover losses from major interruptions. We have identified an offsite facility to house our disaster recovery site and we began deployment at the beginning of the third quarter of 2003. We anticipate that deployment will be completed near the end of the second quarter of 2004. After successful deployment to an off-site location, our IT organization will conduct semi-annual disaster recovery testing.

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

Interest Rate Risk

Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Our investment portfolio is primarily comprised of (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. Government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. All of our investments carry a minimum rating of A+, A-1, P-1 or equivalent. U.S. Government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of our cash and cash equivalents and short term investments balance at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of September 30, 2003, Onvia considers the reported amounts of these investments to be reasonable approximations of their fair values.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, the Company’s management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures were effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement must be negotiated and approved by the court. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 self retention. We are awaiting the court’s approval on the final settlement.

In March 2003 three stockholders of the Company filed a lawsuit in the U.S. District Court for the Western District of Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The lawsuit also named Robert Gilmore, the former chief executive of Globe-1. The plaintiffs sought the return of their original investment of $800,000, plus attorney fees. On September 10, 2003, the court heard oral arguments relating to the summary judgment motions filed by both parties, and on September 19, 2003, the court summarily dismissed the plaintiffs’ case. The plaintiff’s have until approximately November 30, 2003 to appeal the decision.

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

The following report was filed on Form 8-K during the quarter ended September 30, 2003:

On August 8, 2003 Onvia filed a Current Report on Form 8-K, reporting under Item 7 and Item 12 announcing that, on August 8, 2003, we issued a press release announcing our financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board and
Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

Date: November 13, 2003