Form 10-K
period 2003-12-31
ONVIA COM INC
filed 2004-03-19
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant based on the closing price on March 1, 2004, as reported on the NASDAQ National Market, was approximately $22,905,985(1). The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant, based on the closing price on June 30, 2003, as reported on the NASDAQ National Market, was $14,041,838(1).

The number of shares of the registrant’s common stock outstanding at March 1, 2004 was 7,689,295.

(1)	Excludes shares held of record on that date held by directors, executive officers and greater than 10% stockholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management or the policies of the registrant.

ONVIA.COM, INC.

FORM 10-K

For the Year Ended December 31, 2003

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

ITEM 1. BUSINESS

Overview

Onvia.com, Inc. was incorporated in January 2000 in the state of Delaware. Onvia is a leading notification and information service for government agency buyers and business suppliers. A leader in notifying businesses of government projects, Onvia now also alerts its customers of private sector opportunities across the United States. Our DemandStar procurement solution helps government agencies inform and update suppliers electronically of government procurement opportunities.

Our service makes it more efficient for companies of all sizes and industries to access and compete for new business opportunities. Businesses no longer have to scour newspapers, trade periodicals, or the Internet in search of government and private sector opportunities. Customers are automatically notified of and updated on government opportunities that match their business profile.

Our network efficiently matches government agency bid requests to suppliers of the requested product or service, saving time and money for agencies and businesses alike. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers, resulting in increased bid competition. Government suppliers can more efficiently keep up to date with public sector projects because they receive automatic daily notifications of government opportunities.

We also have a variety of products that keep businesses informed of private sector opportunities, including a news clipping service and a lead notification service. Currently, these private sector products are focused on the architecture, engineering and construction industries (AEC), but will expand in the future to cover additional verticals.

Onvia delivered positive results in 2003 and created the foundation for improved performance in 2004.

•	We grew annual subscription revenue to $10.0 million in 2003, an increase of 38% compared to 2002;

•	We reduced our operating expenses to $17.4 million in 2003, a decrease of 34% compared to 2002;

•	We reduced our loss from operations to $8.6 million in 2003, an improvement of 58% compared to $20.7 million in 2002;

•	Gross margin increased to 88% in 2003, compared to 81% in 2002;

•	We reduced cash used in operations to $5.6 million in 2003, compared to $13.1 million in 2002, an improvement of 57%;

•	We sublet approximately 25% of our idle office space during 2003; and

•	In 2003 and early 2004, we introduced additional products to increase the value proposition to existing customers and broaden our product appeal to potential customers in new markets. Products introduced include:

•	Onvia Advance Notice – alerts businesses of projects in the bid-development process, before the bid is released in its final form;

•	Onvia Awards – notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities;

•	Onvia Commercial Build – our first private lead product, which provides key information about new private construction projects throughout the United States; and

•	Onvia Grants – provides federal and state grant information critical for anyone tracking or applying for publicly-funded projects; and

•	Onvia Vendor Data – provides links to agency vendor lists, bidder’s lists, planholder’s lists, and more.

Our common stock trades on The NASDAQ National Market System under the symbol ONVI.

Industry Background

Most businesses continually strive to find new revenue opportunities to grow their businesses. Public sector projects provide these businesses with a reliable source of opportunities. Tracking public sector projects can be difficult and time consuming, and staying informed about private sector projects can be even more challenging. The Internet can improve profitability for both buyers and sellers by increasing efficiencies in exploring new sales opportunities and establishing business relationships.

Government agencies spend billions of dollars annually on the procurement of a large array of goods and services. Government agencies can reduce their cost of procurement by lowering the expenses associated with bid notification and by increasing the competitive bidding environment. The use of the Internet for the distribution of information can greatly improve the efficiency and timeliness of this process. Many organizations are adopting various Internet-focused strategies aimed at improving operating efficiencies and communications with trading partners and customers.

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

The Internet and other technological advancements in hardware and software can ease many of these challenges. Automated processes can ease the process and reduce the costs to notify vendors of upcoming opportunities and to keep them updated on active projects. Electronic notification can also reduce the amount of time businesses devote to tracking new and current public and private sector projects.

Onvia’s Business Solution

Onvia’s solution is designed to meet the needs of businesses and government agencies. Through Onvia, businesses obtain leads for public and private sector opportunities with a variety of geographically based customized products, which are offered on a nationwide level, down to the county level. Businesses save considerable time and resources traditionally spent searching for new opportunities by using Onvia’s service that aggregates and automates the searching and matching process for government and private leads.

Government buyers are faced with inefficient notification systems requiring significant paperwork and high costs associated with the procurement process. Our solution provides them with reduced operating costs, increased administrative efficiency, heightened competition leading to more competitive pricing, and a network that enables them to quickly and efficiently notify businesses of their requirements online.

As a recognized leader in the lead generation market, we have been able to develop a unique set of proprietary tools and resources that include both supplier-side and buyer-side components. The goal of our lead generation solution is to connect new and existing suppliers with business opportunities from the public and private sector. The size and strength of our network allows buyers and suppliers to find better matches quickly, saving time and money.

As a leading source of business opportunities for suppliers, we aggregate leads from around the nation and provide suppliers with The Onvia Guide. The Onvia Guide provides subscribing suppliers with a daily listing of new revenue opportunities in an easy to read format personalized for each supplier by their location and business category selections.

Our direct relationship with government agencies provides agencies with a suite of buyer tools that enable agency buyers to quickly create Requests for Proposals (RFPs), Request for Quotes (RFQs), and other requests for bids. In addition to lists and support for direct marketing, the agency relationships provide a direct connection between suppliers and buying agencies, providing suppliers with bid documents, and online response tools.

Product Description

Onvia’s Agency Solution

Onvia’s agency tools automate the process of RFP and RFQ creation, posting, and document distribution. By providing agencies with online tools for creating templates for RFPs and RFQs, we help agencies eliminate many manual steps in the bidding process and increase the overall efficiency of their procurement process.

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

Onvia’s Supplier Solution

The business purpose of Onvia’s supplier tools is to provide government and commercial suppliers with real time access to procurement opportunities and bid specification documents and blueprints. Because our valuable solution is centralized into one online location, our customers are able to operate much more efficiently. Our database of new government and commercial revenue opportunities are organized geographically and by industry vertical to better serve the specific needs of each subscriber.

Suppliers can subscribe to any combination of our DemandStar by Onvia service or The Onvia Guide publication to obtain government and commercial revenue opportunities quickly and cost-effectively. Our DemandStar by Onvia platform provides real-time RFP and RFQ postings from participating government agencies through our BidWire and QuoteWire tools. Also, subscribers can download bid documents directly from the network, saving time and money. Non-subscribers can also review new postings to the network, which offers them the ability to look for postings from specific agencies.

The Onvia Guide is an excellent alternative or complement to our DemandStar by Onvia offering. The Onvia Guide is a daily e-mail publication of business leads from the private sector and from more than 45,000 government-purchasing offices. The leads published daily to each subscriber are professionally formatted and are customized based upon the selected locations and categories of the customer.

Strategy

We intend to continue to enhance our position as an electronic notification and document distribution service. Key elements of our strategy, which collectively aim to strengthen our competitive market position and financial performance, include:

•	Understanding customer needs. We are committed to intimately understanding the needs of our business customers and government agencies. Through direct customer interaction, tracking of industry trends, and development of flexible products and solutions we will continue to meet the needs of our customer base and make the strategic adjustments necessary to compete effectively in this marketplace.

•	Increasing the quality and quantity of valuable content. We continue to pursue the development of value-added, premium content to our subscription offerings to generate more revenue opportunities for our subscribers. The addition of new value-added content should expand the applicability of our service to more business suppliers not currently served by our current products. Also, additional products will help us deliver a more complete and comprehensive product package to larger corporations which do business with the government. Consistent with this strategy, Onvia released new premium data products in 2003, which include post-award data that broadens our market to subcontractors, pre-bid data for customers interested in participating in the RFP development process, grants data that provides federal and state grant information for businesses interested in publicly funded projects, and vendor data that provides links to agency vendor lists, bidders lists and more. In addition, in January 2004 we introduced Commercial Build, our first private lead product, which expands our product offering to include bids from the private sector to complement our public sector leads. We expect that new and future value-added content will continue to positively impact our average subscription price and improve our subscriber retention rates.

•	Aggressively pursuing cost effective customer acquisition and retention strategies. We are driving customer acquisition through a combination of marketing initiatives that include direct sales to customers, a continued focus on customer service and a provision of services and information that meet our customers’ business needs. For example, we intend to launch a comprehensive account management strategy for our high value customers to improve their satisfaction, introduce them to additional products, and increase their renewal rates.

•	Driving adoption of our higher value products and enterprise products. Subscribers to our higher value products, including premium data, receive the largest number of leads specific to their business. As a result, these subscribers are typically the most satisfied with our services, which improves our subscriber retention rates. We seek to better serve our non-premium subscribers by migrating them into higher value products, if applicable, so our customers can fully realize the opportunities available in our expanded product offering. In return, we improve the retention and average subscription price of our subscriber base. Enterprise customers purchase Onvia data for redistribution to their employees or customers, or for marketing their own products. We believe there is a significant market opportunity for this solution, and we have allocated additional resources to our enterprise sales team in an effort to increase the adoption of our products by these enterprise customers.

•	Securing relationships with government agencies that procure products and services from business vendors. We seek to continue to attract and secure relationships with government agencies by leveraging our current relationships with procurement officers. We intend to use our broad seller base to help buying agencies decrease the cost of procurement through increased competitive efficiency and by raising the level of transparency in the marketplace.

•	Enhancing solutions for businesses and government agencies. Through continued expansion of the vertical markets covered, we increase the number of suppliers who are served by our products. By increasing the number of government agencies, we improve the quality of the product for all suppliers and decrease our customer acquisition cost.

•	Maintaining commitment to customer service. We continue to maintain a strong commitment to providing the highest level of customer service to our customers. We believe that investments in product functionality and customer support are rewarded with outstanding customer satisfaction and, therefore, higher retention rates and improved brand image.

Acquisitions

In 2001, we completed an acquisition of certain assets of ProjectGuides, Inc., as well as the acquisition of DemandStar.com, Inc. The integration of both platforms was completed in September of 2001.

DemandStar.com, Inc.

In March 2001, we completed the acquisition of DemandStar.com, Inc., a leading provider of business-to-government (B2G) e-commerce solutions. The acquisition provided us with a proven buyer side B2G platform, a well recognized set of online buyer tools and more than 270 signed agency buyers. The number of signed agencies has increased to over 430 as of December 31, 2003.

ProjectGuides, Inc.

In June 2001, we completed the acquisition of certain assets of ProjectGuides, Inc., one of the nation’s largest online bid gathering and distribution services. The assets included proprietary technology capable of aggregating large numbers of government requests for bids and quotes, as well as a sophisticated team of research associates responsible for daily bid aggregation efforts. This acquisition established us as a leading provider of government bid and quote opportunities to businesses in the United States. Furthermore, it expanded our reach into the construction vertical—the largest market for government contracting at all levels—and encouraged our expansion into additional industry verticals.

The acquisition also allowed us to dramatically and cost-effectively increase the flow of bids through our online network, giving suppliers access to construction-related opportunities from public agencies at the local, state and federal levels. This acquisition helped us to deliver approximately 99,000 leads to our supplier network in 2001. In 2002, we delivered over 291,000 leads to our subscribers, a 194% increase over 2001, and in 2003 we delivered approximately 554,000 leads to our subscribers, a 90% increase over 2002.

Customers

We serve two primary and distinct customer groups: businesses and government agencies.

Businesses

To effectively compete for and win new business, businesses need to continually look for ways to save time and increase their potential for securing revenue generating opportunities. A key element of these efforts is the successful discovery of available revenue opportunities. Suppliers spend a significant amount of time and expense researching their markets for public and private sector sales leads. To maximize the value of their time and decrease the time spent on non-billable efforts, suppliers require a product that delivers timely customized leads for their business.

Compared to traditional methods of finding leads, our system not only saves time and money, but it is simple to use and has a variety of delivery mechanisms. We have developed highly efficient technology and business processes to gather and publish leads from more than 45,000 purchasing offices in all 50 states, and from a variety of private sources. By coding all aggregated leads and matching customers to leads through each customer’s profile, we automate the process. This makes it easier for suppliers to review and evaluate leads quickly. We can search further and wider than most suppliers can, illuminating sales opportunities that otherwise would not have been found.

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

Sales Strategy

The primary objectives of our sales strategy are to increase our number of premium subscribers, increase our penetration into the enterprise customer market, and to continue to secure relationships with influential government agencies.

Supplier Sales

In 2003 we realigned our sales teams into distinct teams targeting two separate size opportunities to better service our customers. The teams are the enterprise sales group and the small/medium business group. Our newest team, the enterprise sales group, focuses on selling our products to enterprise level customers. Enterprise customers are customers who purchase Onvia data for redistribution to their employees or customers, or for marketing their own products. Our small/medium business group is divided into an outbound acquisition team, an inbound acquisition team and a customer retention team. Our inbound acquisition team receives incoming calls from direct marketing respondents and educates potential customers on the costs and benefits of our services. Our outbound acquisition team tracks leads and places outbound calls to convert new leads and non-paying subscribers, who are allowed to use the system to review new postings to the network, into paying subscribers. Our retention team is focused on servicing, retaining and upgrading our existing customers and educating them on the benefits of new products and enhancements to existing products. Each of these teams manages opportunities to ensure that the customer or prospect receives the appropriate level of service and suite of products for the size of the customer or prospect’s organization.

Agency Relationships

As of December 31, 2003, we had signed over 430 government agencies nationwide. These relationships were established in key metropolitan areas in many states including California, Florida, Illinois, Texas and Washington. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts. Some recent agencies include Dallas Housing Authority, TX, King County Housing Authority, WA, Oklahoma County, OK, Carroll Independent School District, TX and Hickman Mills C-1 School District, MO. We will test new sales and marketing tactics as well as continue to leverage our current partnerships to secure additional relationships with government agencies.

Marketing Strategy

We target our marketing efforts towards the estimated one million businesses in the United States that currently contract for government work. We target vendors from participating agencies for our DemandStar product, and businesses in a variety of verticals for our Onvia Guide product. We acquire leads for our in-house sales force through direct marketing, including direct mail and e-mail.

In 2003, we focused our marketing efforts on generating high quality new sales leads at the lowest cost, while providing the proper sales tools to support higher-value sales. We also devoted significant marketing efforts towards generating repeat business from current and past customers and towards introducing new products to these customers. Marketing campaigns were executed to increase the geographic coverage for current subscribers and to reactivate expired accounts.

Customer Service

We are strongly committed to a high level of customer service to increase customer satisfaction as a means to ensure retention and expansion of our customer base, and we continue to devote resources toward the continual development of a well trained sales and customer service organization. Accordingly, in the first quarter of 2004 we are introducing a new account management program, which will build on the excellent customer service we currently provide to our subscribers, and will provide quarterly opportunities for Onvia to introduce new products to our customer base.

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

Operations

We help businesses succeed by aggregating information and providing a network where they can:

•	Get access to government procurement contract opportunities and private sector leads; and

•	Download business forms, worksheets, and productivity tools.

In order to provide these valuable solutions we must develop and maintain stable and secure operational processes. We believe that by continuing to provide additional solution functionality online to our users, by continuing to enhance our transactional processing capabilities and by continuing to improve our customer experience, we will significantly grow our business.

Our online network enables businesses and government agencies to communicate their needs for any product or service the business or agency may require to qualified suppliers of that product or service. We aggregate this information and professionally format it into a revenue opportunity that is then filtered and routed to qualified suppliers of the product or service. Suppliers within our marketplace can evaluate the opportunity, respond with a quote, or request more information.

Competition

The market for Internet-based products and services in the bid aggregation arena is evolving and competitive. Competitors include Internet-based and traditional providers of bid aggregation products and services to government agencies and businesses, our primary target markets.

Our current and potential competitors include, but are not limited to, the following:

•	B2G e-procurement systems providers such as AMS, Simplexis, Epylon, BidNet and SiCommnet;

•	Lead generation and bid matching companies such as FedMarket, BidMain, GovernmentBids and True Advantage; and

•	Traditional companies who target specific verticals also covered by our services, such as McGraw-Hill, Contractors Register and Input.

We may face additional competition in the future as well-funded companies look to develop new Internet-based product and service offerings in the lead generation arena. The markets we compete in have relatively low barriers of entry, providing other companies with opportunities to quickly become more formidable competitors. In order to compete successfully, we must increase the value proposition of our products to create a loyal, recurring base of customers and agency users. To achieve this we must continually enhance our content and sources.

We believe that the principal competitive factors affecting our market include, but are not limited to, content, product quality and features, base of existing customers, base of active agencies, and customer service. In order to excel at these principal competitive factors more so than other competitors in our industry, we intend to maintain a superior understanding of our target customers, develop and strengthen relationships with new and existing agencies, offer superior value in our content and service offerings and sustain a more efficient operating model. We believe that our current product and service offerings compare favorably to similar service offerings available in the market today, and the addition in 2003 and early 2004 of private sector opportunities and premium data to our product offering should further enhance the prospect that our business model will be successful. The success of our business model hinges on key market assumptions, any one of which may not prove to be true, including the following:

•	A significant number of businesses will be willing to purchase an online lead generation service on a recurring basis;

•	A significant number of government agencies will be willing to utilize the Internet for bid-matching services;

•	Government contracting leads will continue to be publicly available; and

•	Government spending will remain at its current level or increase.

Intellectual Property Rights

Our future success depends in part on our intellectual property rights, proprietary rights, and technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We seek to protect our internally developed products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot ensure that any of our proprietary rights with respect to our e-marketplace will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

We license and will continue to license certain products integral to our services from third parties, including products that are integrated with internally developed products and used jointly to provide key content and services. These third-party product licenses may not continue to be available to us on commercially reasonable terms and we may not be able to successfully integrate such third-party products into our solutions.

We presently have no issued U.S. patents or U.S. patent applications pending and we have no current intention to file any U.S. patent applications. It is possible that we may not develop proprietary products or technologies that are patentable and that the patents of others will seriously harm our ability to do business.

We have registered trademarks in the United States for Onvia, the Onvia checkmark logo, DemandStar.com, DemandStar, the DemandStar.com logo, Just Think What You Can Build, QuoteWire, and BidWire, and have filed a trademark application for e-Journal of Commerce. We also have registered trademarks in Canada for Onvia and the Onvia checkmark logo, and a trademark application in Canada for Onvia.com. The trademark applications mentioned above are subject to review by the applicable governmental authority, may be opposed by private parties and may not issue.

Employees

As of March 1, 2004, we had 123 full-time employees working in the following departments: 66 in sales and marketing, 24 in research included in cost of sales, 23 in technology and development and 10 in general and administrative.

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

We may not be able to meet our projected renewal rates, which could hurt our growth and profitability

Our ability to appropriately categorize and distribute leads, to provide excellent customer service, to maintain competitive pricing and meet our customers’ expectations for source coverage will significantly impact our customers’ satisfaction with our products and services and will impact their decision to renew their service. If we are unable to meet our customers’ expectations, our projected renewal rates and our projected growth and profitability will suffer. The loss of renewals from our current and future subscribing suppliers would harm our business, operating results and financial condition.

If our products are not broadly adopted by targeted enterprise customers, our growth and profitability will be slowed

We anticipate that a significant portion of our future revenue will be generated by our enterprise sales team. The enterprise sales team targets larger companies who will purchase multiple licenses for daily lead notification, for redistribution to their employees or customers, or for remarketing their own products. Failure to achieve our expected market penetration with our enterprise product would harm our business, operating results and financial condition.

If we are unable to increase subscribership to our premium, higher priced products, our business will suffer

We must continue to attract and retain subscribers to our premium, higher-priced services to achieve our growth and profitability goals. Subscribers to our premium services have higher average subscription prices (ASPs), higher renewal rates and provide greater lifetime value to the Company.

Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

Our growth depends in part on increased use of the Internet by government agencies and businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for our services and products will be limited and our financial results may suffer.

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

We may not be able to maintain adequate bid flow to our customers if governmental agencies collectively reduce spending

If at any time governmental agencies reduce spending for an extended period of time, there may be a shortage of procurement bids available in our network. In order to continue to increase the number of bids published, we may be required to add additional resources to our research team, which would increase our cost of sales. If we cannot provide an adequate supply of government procurement bids to our subscribing suppliers, these customers may not renew their subscription to the service. The loss of our current and future subscribing suppliers would harm our business, operating results and financial condition.

Increased blocking of our emails could negatively impact customer satisfaction with our product and could inhibit the effectiveness of our marketing efforts

Some network administrators could flag and block emails from Onvia due to increased filtering of email attachments as a result of the threat of email borne viruses or unwanted “spam”. Our content is currently delivered in the form of an attached file via email. Excessive filtering of our emails could negatively impact customer satisfaction and would harm our business. Our emails also may be flagged and blocked as “junk-email” or “spam” due to heightened security, state and federal anti-spam laws, or for other reasons. Blocking of our emails would harm our marketing efforts and our business.

Intense competition could impede our ability to gain market share and could harm our financial results

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

Our current and potential competitors include Internet-based and traditional companies such as BidNet, TrueAdvantage, AMS, FedMarket, Epylon, Simplexis, BidMain, McGraw-Hill, Contractors Register, Input and other companies focused on providing services to government agencies and their vendors.

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

Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating the monthly lease payments on our idle office space

We currently have approximately 59,000 square feet of idle office space in the Seattle area. The commercial real estate market in Seattle for space of our size continues to show weakness, therefore, we have come to the determination that it is not probable that we will be able to sublease this space by mid-2004 as we had previously estimated. Based on our most recent analysis, we now believe that it will take until the end of 2005 to find suitable tenants to sublease the entire space. As a result, we recorded an additional reserve in the fourth quarter of 2003 of approximately $2.0 million. We anticipate that this additional accrual will cover our remaining contractual obligations, assuming that we will have the space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. If the commercial real estate market in Seattle remains depressed and we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be adversely affected and our stock price could decline.

Lead generation services are at an early stage of development and market acceptance and may not prove to be viable

Broad and timely acceptance of our lead generation services, which is critical to our future success, is subject to a number of significant risks. These risks include:

•	operating resource management and procurement on the Internet is a new market;

•	we need to significantly enhance the features and services of the network to remain competitive;

•	a significant number of business suppliers may not be willing to receive revenue opportunities online;

•	a significant number of government agencies may not use our network or the Internet to notify business suppliers about potential procurement opportunities;

•	business customers may not provide Onvia data about themselves.

Although we expect to derive a significant portion of our future revenue from bid notification services, we have not yet fully evolved our revenue model for services associated with the network. The revenue associated with network services may be a combination of transaction and/or subscription fees. Examples of such services might include electronic payment and bid/quote, among others. However, we cannot predict whether these services will be commercially successful. The Company will be seriously harmed if our lead generation model is not commercially successful.

Failure to introduce new products or product enhancements on a timely basis that are compatible with industry standards and expectations could delay or hinder demand for, or market acceptance of, our products, which could hurt our growth and profitability

To be successful, we must develop, test and deploy new products in a timely fashion that meet the usability expectations of the marketplace. Due to the importance of timely introduction of new products in the marketplace, we may release a product that contains defects. If we release a product that contains defects, or inadequate functionality and features, potential customers may become discouraged from using our products, and therefore harm our reputation and business. In addition, if market acceptance of these new products and subsequent renewals on these new products are not in line with our projections, our projected growth and profitability will suffer.

If we fail to expand our current technology infrastructure and network software system, it will be unable to accommodate our anticipated growth

To be successful, we must expand and develop our technology infrastructure and network software system. To maintain the necessary technology in the future, we must continue to expand and stabilize the performance of our web servers, optimize the performance of our network servers and ensure the stable performance of our entire network. We must improve, and potentially replace, our network infrastructure and application servers to handle additional customers and to provide additional functionality. We may not be successful in our ongoing efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network traffic may discourage potential customers from using our network, and therefore harm our reputation and business.

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

We may face challenges that could prevent us from successfully integrating any future merger, acquisition or other corporate transaction

In February 2004, we discontinued our engagement with Broadview International LLC (“Broadview”), an investment banking firm that was assisting us in identifying suitable transactions to enhance stockholder value, including, but not limited to, potential mergers, acquisitions, strategic partnerships and sale and/or privatization of the Company. Although Broadview is no longer engaged to assist us in identifying suitable corporate transactions, our management will continue to explore opportunities to increase shareholder value. There are significant challenges to implementing any corporate transaction. Integrating companies and technologies involves significant challenges and is a complex process, and the anticipated benefits of any corporate transaction may not be achieved within the anticipated timeline, or at all. Some of the challenges involved in corporate transactions include:

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

We have completed several acquisitions and may make future acquisitions, which may harm our operating results

We have completed several acquisitions and may make future acquisitions designed to increase our customer base, broaden our offerings and market penetration and expand our technology platform. Failure to successfully evaluate and execute future acquisitions may seriously harm our business. To evaluate and execute an acquisition successfully, we must:

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

If government agencies require Onvia to provide the entire bid document to our subscribers, we would need to develop a new method of obtaining bid documents, and our business could be harmed

We provide our subscribers with a summary of the government bid notification and the required contact information, not the complete bid document. Government agencies could receive complaints from a potential business supplier about the lack of detail provided in the bid notification distributed by Onvia. The agencies could consequently require us to provide the complete document to our suppliers to eliminate any potential confusion during the bidding process. If this occurs, our current bid aggregation technology would not be adequate to achieve these requirements, and we would need to find a new method to accumulate the complete bid document for distribution to our subscribers.

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

As e-commerce evolves, federal, state, local and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for our services and offerings. Although many regulations might not apply to our business directly, we expect that laws regulating the collection or processing of personal or consumer information could indirectly affect our business. It is possible that legislation could expose companies involved in e-commerce to restrictions or liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce.

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

We face significant security risks related to the electronic transmission of confidential information

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

We may be unable to effectively combat unauthorized redistribution of our published information

An increasing number of individuals and entities have been identified as having utilized our published information for unauthorized redistribution. We have been and will continue to be aggressive about monitoring and combating such unauthorized use, and are considering technological avenues for blocking such users from our website. However, if we fail to effectively combat such unauthorized use, our business will be harmed.

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

Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Onvia is defending against a litigation matter as detailed in Item 3 below. In such a lawsuit, we have directors and officers insurance of $30 million to cover defense costs and any award or settlement, less our deductible of $250,000. It is also possible that defense of this and future claims may result in a significant diversion of management attention.

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

Our executive officers, directors and key employees are critical to our business, and these officers, directors and key employees may not remain with the Company in the future

Our business and operations are substantially dependent on the performance of our senior management, directors and key employees. The loss of Michael D. Pickett, Chairman of the Board of Directors and Chief Executive Officer, Clayton W. Lewis, President and Chief Operating Officer, members of the Board of Directors or other key employees would likely harm our business.

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

Available Information

We file with and furnish to the Securities and Exchange Commission (“SEC”) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information, along with amendments to such reports. Our SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our annual report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are available on the investor relations section of the Company’s website at http://ir.thomsonfn.com/InvestorRelations/secfilings.aspx?partner=5994 as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

ITEM 2. PROPERTIES

Our headquarters are located in Seattle, Washington, where we lease approximately 79,000 square feet in three floors of a four-story office complex. Approximately 54,000 square feet of this building is currently idle. The lease expires in 2010.

On November 28, 2003 we reached an agreement to sublease approximately 19,000 square feet in a former corporate facility in Seattle, Washington. The sublease runs through the end of our contractual obligation on the space in August 2006. The cumulative value to Onvia over the term of the sublease is approximately $1.5 million. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. Per the terms of the sublease, we established a letter of credit in the amount of approximately $181,000, which is included in other assets at December 31, 2003.

On October 17, 2003 we signed an agreement with our landlord to remove from our lease obligation 2,000 square feet of our approximately 5,000 square feet of idle office space in Bellevue, Washington beginning August 1, 2004. This office space was acquired via our Globe-1 acquisition, and the lease expires in March 2005. On February 10, 2004 we reached an agreement to sublease the remaining 3,000 square feet in the Bellevue office. The sublease runs through the end of our contractual obligation on the space. The cumulative value to Onvia over the term of the sublease is approximately $36,000. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual.

We continue to evaluate options to resolve the issue of our remaining idle space, including looking for suitable tenants to sublease the space. We have recorded a liability sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease approximately half of our remaining idle lease space at estimated current market rates, which are below our contractually obligated rates, in mid-2005 through the remainder of the lease terms, and the remaining idle lease space at estimated current market rates at the end of 2005 through the remainder of the lease terms. Refer to the discussion of Significant Accounting Policies and Management Estimates under Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations for additional information on our idle lease space accrual.

ITEM 3. LEGAL PROCEEDINGS

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement must be negotiated and approved by the court. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. We are awaiting the court’s approval on the final settlement. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit.

In March 2003 three stockholders of the Company filed a lawsuit against Onvia, Globe-1 and Robert Gilmore, the former chief executive of Globe-1, in the U.S. District Court for the Western District of Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The plaintiffs sought the return of their original investment of $800,000, plus attorney fees. On September 19, 2003, the court summarily dismissed the plaintiffs’ case. The plaintiffs voluntarily dismissed their appeal on November 21, 2003, which releases Onvia from any future liability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

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

Market Information

Onvia common stock trades on the NASDAQ National Market under the symbol ONVI. The closing price of our common stock, as reported on the NASDAQ National Market on March 1, 2004, was $4.24 per share. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Year ended December 31, 2002
First Quarter	$6.30	$3.60
Second Quarter	6.50	1.90
Third Quarter	2.58	1.70
Fourth Quarter	3.13	1.85

Year ended December 31, 2003
First Quarter	$2.74	$2.50
Second Quarter	3.60	2.61
Third Quarter	4.00	3.42
Fourth Quarter	5.50	3.80

Holders

As of March 1, 2004, there were 582 holders of record of Onvia common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have not yet generated retained earnings from which to pay dividends. However, in March 2002, Onvia’s Board of Directors approved a cash distribution of $3.90 per share, or approximately $29.9 million, to return excess capital to our stockholders. The distribution occurred on May 3, 2002.

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

Although we do not currently have plans to make additional cash distributions, our Board of Directors may decide to declare and pay a cash distribution to stockholders if it were to conclude that our cash resources exceed those required by our business in the future, and if it were to conclude that an additional cash distribution were in the best interests of our stockholders. However, stockholders should not assume that they will receive any cash distributions in the future.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about all equity compensation plans previously approved by security holders as of December 31, 2003. As of December 31, 2003, there were no equity compensation plans that were not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Amended and Restated 1999 Stock Option Plan(1)	943,944	$4.20	773,610
2000 Directors’ Stock Option Plan	32,000	$130.24	28,000
Acquired Stock Option Plans	2,111	$50.00	215,260
Warrants Issued for Acquisitions	83,218	$24.58	—

Total	1,061,273	$9.69	1,016,870

(1)	On the first day of each year, beginning in 2001 and ending in 2009, the number of shares reserved for issuance under the 1999 Plan is automatically increased by the lesser of: 320,000 shares; 4% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or a lesser number of shares as determined by the Board of Directors. On January 1, 2003 the number of shares reserved for issuance under the 1999 Plan was increased by 306,552 shares. The figures in the table above do not include the January 1, 2004 increase of 307,151 shares under the 1999 Plan.

Recent Sales of Unregistered Securities

On March 5, 2001, in connection with the acquisition of DemandStar.com, Inc., we issued approximately 503,300 shares of our common stock with an aggregate value of $10,540,293 to acquire all of the outstanding common stock of DemandStar. The exemption from registration relied upon for this transaction was Section 4(2), which specifically exempts private offerings from registration.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements and related notes of Onvia and our subsidiaries included in this and previous annual reports on Form 10-K, as well as the section of this and previous reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue(1)	$9,991	$7,234	$17,871	$147,567	$27,177
Gross margin	8,815	5,885	6,980	(6,870)	(4,397)
Noncash stock-based compensation	408	1,377	3,801	9,256	10,463
Restructuring charges(2)	2,021	6,243	52,122	4,687	—
Total operating expenses	17,408	26,547	115,982	119,559	38,428
Loss from operations	(8,593)	(20,662)	(109,002)	(126,429)	(42,825)
Net loss before beneficial conversion feature and cumulative effect of change in accounting principle	(7,913)	(19,280)	(104,405)	(117,098)	(43,366)
Beneficial conversion feature	—	—	—	287	(14,007)
Cumulative effect of change in accounting principle	—	(16,468)	—	—
Net loss attributable to common stockholders	$(7,913)	$(35,748)	$(104,405)	$(116,811)	$(57,373)

Basic and diluted net loss per common share	$(1.03)	$(4.66)	$(12.67)	$(17.40)	$(45.90)

Basic and diluted weighted average shares outstanding	7,678	7,673	8,241	6,715	1,250

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$30,382	$38,603	$81,990	$159,147	$38,518
Long-term investments, net of currrent portion	2,001	—	—	—	—
Total assets(3)	39,866	47,198	115,379	241,076	50,279
Long-term debt, including current portion	—	—	2,984	6,120	9,653
Accrued restructuring, including current portion	9,061	10,187	8,741	1,935	—
Total stockholders’ equity	24,185	31,658	97,019	195,288	26,613
Cash distribution per share	$—	$3.90	$—	$—	$—

(1)	Revenue prior to 2002 includes revenue generated from Onvia’s low-margin business-to-business exchange, which was discontinued in 2001. See further discussion of restructuring related activities in Note 8 to the Consolidated Financial Statements.
(2)	Includes firstsource charge in 2001.
(3)	Reduction in total assets from 2001 to 2002 was primarily due to the corporate restructuring in 2001 and the cash distribution in 2002. See further discussion of restructuring charges and the cash distribution in Notes 8 and 15, respectively, to the Consolidated Financial Statements.

Selected Quarterly Financial Information

The selected unaudited quarterly financial data of Onvia and our subsidiaries set forth below for the quarters in the years ended December 31, 2003 and 2002, have been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial data in accordance with accounting principles generally accepted in the United States of America for the periods presented. Certain reclassifications of prior period balances have been made to conform to the current period presentation. The financial data for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations Data:
Revenue	$2,204	$2,431	$2,592	$2,764
Gross margin	1,908	2,118	2,306	2,483
Noncash stock-based compensation	178	125	77	28
Restructuring charges	—	—	—	2,021
Total operating expenses	4,348	3,867	3,768	5,425
Loss from operations	(2,440)	(1,749)	(1,462)	(2,942)
Net loss attributable to common stockholders	(2,308)	(1,555)	(1,314)	(2,736)
Basic and diluted net loss per common share	$(0.30)	$(0.20)	$(0.17)	$(0.36)

Basic and diluted weighted average shares outstanding	7,660	7,666	7,670	7,677

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Revenue	$1,567	$1,702	$1,838	$2,127
Gross margin	1,192	1,283	1,528	1,882
Noncash stock-based compensation	456	376	305	240
Restructuring charges	—	—	—	6,243
Total operating expenses	5,057	5,278	4,989	11,223
Loss from operations	(3,865)	(3,995)	(3,461)	(9,341)
Net loss before cumulative effect of change in accounting principle	(3,460)	(3,590)	(3,112)	(9,118)
Cumulative effect of change in accounting principle(1)	(16,468)	—	—	—
Net loss attributable to common stockholders	$(19,928)	$(3,590)	$(3,112)	(9,118)
Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.45)	$(0.47)	$(0.41)	$(1.19)

Basic and diluted net loss per common share	$(2.59)	$(0.47)	$(0.41)	$(1.19)

Basic and diluted weighted average shares outstanding	7,741	7,655	7,642	7,652

(1)	We adopted SFAS No. 142 on January 1, 2002. As required under the Statement, we reviewed our goodwill for impairment by comparing the fair value of Onvia to the carrying value of the goodwill. Fair value was determined using the market capitalization of Onvia at January 1, 2002. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the first quarter of 2002.

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

Results of Operations

Overview

Onvia is a leading notification and information service for government agency buyers and business suppliers. A leader in notifying businesses of government projects, Onvia now also alerts customers of private sector opportunities across the United States. With our DemandStar procurement solution, we help government agencies inform and update suppliers electronically.

Our service makes it more efficient for companies of all sizes and industries to access and compete for new business opportunities. Businesses no longer have to scour newspapers, trade periodicals, or the Internet in search of government and private sector opportunities. Customers are automatically notified of and updated on government opportunities that match their business profile.

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

We also have a variety of products that keep businesses informed of private sector opportunities, including a news clipping service and a lead notification service. These private sector products are currently primarily focused on the architecture, engineering and construction (AEC) industries, but will expand in the future to cover additional verticals.

Products

Onvia’s Agency Solution

Onvia’s agency tools automate the process of RFP and RFQ creation, posting, and document distribution. By providing agencies with online tools for creating templates for RFPs and RFQs, we help agencies eliminate many manual steps in the bidding process and increase the overall efficiency of their procurement process.

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

Onvia’s Supplier Solution

Our lead generation network consists of two complementary products, DemandStar by Onvia and The Onvia Guide, which automate the process of request for proposal (RFP) and request for quote (RFQ) creation, posting and document distribution for agencies. We offer products on a nationwide level, and down to the county level, that provide business suppliers access to federal, state and local government agency revenue opportunities in their selected geography. In January 2004 we also added private sector revenue opportunities to our product offering.

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

The Onvia Guide

The Onvia Guide is an excellent alternative or complement to our DemandStar by Onvia offering. The Onvia Guide is a daily e-mail publication of business leads from the private sector and from more than 45,000 government-purchasing offices. The leads published daily to each subscriber are professionally formatted and are customized based upon the selected locations and categories of the customer.

Our proprietary Onvia Guide service allows business users the opportunity to participate in government procurement contracts in 328 business categories over nine vertical markets. The vertical markets currently served are:

•	Architectural and Engineering Services

•	IT / Telecom

•	Business and Consulting Services

•	Construction Services and Building Supplies

•	Operations and Maintenance Services

•	Transportation Equipment

•	Industrial Supplies

•	Office Equipment

•	Medical Equipment and Supplies

Subscriptions to The Onvia Guide are generally prepaid at the beginning of the subscription term and are available in annual, quarterly and monthly payment options. The subscription fee is recognized ratably over the term of the subscription. We added the quarterly payment option in August 2002 and in October 2002 we discontinued our monthly payment option, however, we will continue to renew and service our existing monthly subscribers.

Premium Data

In 2003 and early 2004, we introduced additional products to increase the value proposition to existing customers and broaden our product appeal to potential customers in new markets. Products introduced include:

•	Onvia Advance Notice – alerts businesses of projects in the bid-development process, before the bid is released in its final form;

•	Onvia Awards – notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities;

•	Onvia Commercial Build – our first private lead product, which provides key information about new private construction projects throughout the United States;

•	Onvia Grants – provides federal and state grant information critical for anyone tracking or applying for publicly-funded projects; and

•	Onvia Vendor Data – provides links to agency vendor lists, bidder’s lists, planholder’s lists, and more.

The addition of premium data products has positively impacted our average subscription price, and we expect this trend to continue.

Bid and Quote Publication

Our dedicated in-house research team aggregates and publishes thousands of bids and quotes on a daily basis to our subscribing customers. In 2003 we published approximately 554,000 bids and quotes, compared to approximately 291,000 bids and quotes in 2002, an increase of 90% in the number of bids and quotes published. We have been able to significantly increase the number of bids published by leveraging new technology and through efficiencies gained in our research team. While we expect to continue to see increases in the number of bids and quotes published, we expect that the increases will be more modest in the future.

Customers

As of December 31, 2003, we had approximately 24,700 subscribing business suppliers, compared to approximately 25,000 at December 31, 2002. The slight decline in our subscriber count reflects our efforts to grow our premium subscribers at the expense of lower value customers.

Premium Subscribers

Beginning with the last six months of 2002 and throughout 2003 we directed our marketing and sales activities to sign and retain subscribers that meet our premium profile. Premium subscribers are customers who subscribe at the metro-level and above. Premium subscribers receive more leads, directly leading to higher customer satisfaction and retention rates. Our premium subscribers represented approximately 62% of our total subscriber base at the end of 2003, compared to 40% at the end of 2002.

We increased our average subscription price to $604 in the fourth quarter of 2003, an increase of 63% compared to $370 in the fourth quarter of 2002. This increase in average subscription price demonstrates our success in acquiring new premium subscribers and upgrading our existing subscribers to higher value products. Our focus on acquisition and retention of these premium subscribers should continue to positively impact our average subscription price (ASP). Average subscription price reflects the annual value of new and repeat subscriptions sold during the quarter.

Enterprise Subscribers

We also target enterprise subscribers to adopt our bid notification product. Enterprise subscribers include larger companies who purchase multiple licenses for daily lead notification, or purchase Onvia data for redistribution to their employees or customers, or for remarketing their own products. We believe there is a significant market opportunity for this solution, and we have allocated additional resources to penetrate this market.

Agency Services

In the first quarter of 2003 we began placing additional emphasis on signing new agencies. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their suppliers. Uploading bids and quotes to the DemandStar system is a key component to customer satisfaction and retention. Once an agency partners with DemandStar, they provide marketing support for the DemandStar service by providing a vendor list for direct marketing with the agency logo. In 2003 we added 49 new agencies, compared to 29 in 2002, a 69% increase in the number of agencies added. Due to the value associated with our agency partners, we added an additional headcount to this team in the first quarter of 2004. We expect the number of agencies utilizing our service will continue to increase as a result of this addition and the continued focus of our existing staff on signing agencies in strategic geographic regions.

Recent Developments

On November 28, 2003 we reached an agreement to sublease approximately 19,000 square feet in a former corporate facility in Seattle, Washington. Please refer to the discussion of Lease Obligations under Significant Accounting Policies and Management Estimates below for additional information on this agreement.

In December 2003, we recorded an additional reserve in the amount of $2.0 million to increase the accrual for our idle office lease space. Please refer to the discussion of Lease Obligations under Significant Accounting Policies and Management Estimates below for information on this additional reserve.

In January 2004, we engaged a third party recruiting firm to assist us in our search to fill one of the vacancies on our Board of Directors. Total fees under this agreement are $70,000, plus direct expenses. $23,333 of this obligation had been paid as of March 1, 2004.

On February 22, 2004, we formally terminated our engagement with Broadview International, LLC (“Broadview”). Broadview had been engaged to assist us in identifying suitable transactions to enhance stockholder value. Broadview had discussions with numerous companies and investors around their level of interest in a potential transaction, including a potential sale of the Company. While we had interest from several strategic buyers, we learned that in order to optimize value to those buyers we needed to be profitable and somewhat larger. We did, however, receive offers from and had various levels of negotiations with two prospective buyers. These negotiations were terminated due to our increasing stock price. After reviewing our options, our Board of Directors concluded that the best way to enhance stockholder value is to utilize our balance sheet and operating momentum to accelerate our growth rate and achieve profitability. Accordingly, the engagement with Broadview was terminated.

Per the terms of the original Broadview agreement, certain “business combinations,” including a transaction which results in a change in control of either the acquired or acquiring company or a sale of all or substantially all of the Company’s assets, with certain named parties within one year of the termination date, would result in a completion fee of $750,000 becoming due to Broadview. Alternatively, certain “other transactions,” including a cash distribution or a stock repurchase, would result in a completion fee of $500,000 becoming due to Broadview.

Acquisitions

ProjectGuides, Inc.

On June 11, 2001, we acquired the technology and certain assets of ProjectGuides, Inc. (ProjectGuides) to complement our business-to-government (B2G) network. Additionally, we employed 20 former ProjectGuides employees. The acquired technology enhanced our ability to obtain procurement bids from government agencies, primarily in construction procurement, the largest segment of government spending. We accounted for this transaction as a purchase. Accordingly, ProjectGuides’ results of operations are included in our combined results from the date of acquisition, and goodwill of $750,000 was recorded for the purchase price in excess of the assets acquired. As a result of completing the initial impairment test as of January 1, 2002, in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the goodwill associated with this purchase was written off and is recorded as a cumulative effect of a change in accounting principle in the year ended December 31, 2002.

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

Partnership Agreements

Visa USA Inc.

In July 2000, we entered into a custom co-branded site agreement with Visa USA Inc. (Visa). Visa agreed to make annual fixed payments totaling approximately $7.3 million to Onvia over the three year term of the agreement. Due to the nature of the service, we recognized the license revenue on a straight-line basis over the term of the agreement.

On July 10, 2001, Onvia and Visa mutually agreed to terminate our custom co-branded site agreement effective June 30, 2001. We recognized the remaining $1.8 million in deferred revenue relating to the Visa agreement as revenue in the quarter ended September 30, 2001. For the year ended December 31, 2001, we recognized approximately $3.2 million in revenue.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations. We believe the following are our most critical accounting policies and estimates.

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. The subscription fee is recognized ratably over the term of the subscription. We added the quarterly payment option in August 2002 and in October 2002 we discontinued our monthly payment option, however, we will continue to renew and service our existing monthly subscribers. Unearned revenue at December 31, 2003 consists of payments received for prepaid annual and quarterly subscriptions whose terms extend into 2004.

Prior to the closure of our business-to-business (B2B) website, we also generated revenue from the sale of computer and office products. Product revenue was recognized upon receipt of product by the customer, including any shipping and handling billed to the customer. We acted as principal in those transactions because orders were initiated directly on our website, we took title to the goods during shipment, and had economic risk related to collection, customer service and returns. In conjunction with the product outsourcing agreement effective January 7, 2001, these risks were transferred to firstsource corp. (firstsource). We closed the B2B website later in 2001. Revenues from licensing technology, exchange services and advertising were recognized when the transaction occurred, ratably over the duration of the placement, or over the term of the agreement, as appropriate.

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

Lease Obligations

In conjunction with the closure of our Canadian operations and B2B exchange and the elimination of our outside sales force, we recorded a charge during 2001 to accrue rental payments on our idle office space leases, and in 2002 we recorded an additional net reserve of $6.2 million due to the continued weakness in the Seattle real estate market.

On November 28, 2003 we reached an agreement to sublease approximately 19,000 square feet in a former corporate facility in Seattle, Washington. The sublease runs through the end of our contractual obligation on the space in August 2006. The cumulative value to Onvia over the term of the sublease is approximately $1.5 million. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. Per the terms of the sublease, we established a letter of credit in the amount of approximately $181,000, which is included in Other Assets at December 31, 2003.

On October 17, 2003 we signed an agreement with our landlord to remove from our lease obligation 2,000 square feet of our approximately 5,000 square feet of idle office space in Bellevue, Washington beginning August 1, 2004. This office space was acquired via our Globe-1 acquisition, and the lease expires in March 2005. On February 10, 2004 we reached an agreement to sublease the remaining 3,000 square feet in the Bellevue office. The sublease runs through the end of our contractual obligation on the space. The cumulative value to Onvia over the term of the sublease is approximately $36,000. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual.

Although we were able to sublease the idle space in our former corporate headquarters, we have not seen as much interest as we had hoped for the idle space in our current building. The commercial real estate market in Seattle for space of our size continues to show weakness, therefore, we have come to the determination that it is not probable that we will be able to sublease this space by mid-2004 as we had previously estimated. Based on our most recent analysis, we now believe that it will take until the end of 2005 to find suitable tenants to sublease this space. As a result, we recorded an additional reserve in the fourth quarter of 2003 of approximately $2.0 million. We anticipate that this additional accrual will cover our remaining contractual obligations, assuming that we will have the space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations.

We currently have approximately 54,000 square feet of idle office space in the Seattle area. At December 31, 2003, the total accrual related to future lease payments and estimated broker fees on our idle and sublet office space was $9.1 million. The obligation for office space under lease, which includes the $9.1 million accrual, exceeds $17 million. Should it take longer to sublease the excess office space or should the sublease amount be lower than our estimates, the actual cost could exceed the amount accrued.

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

Effective January 1, 2002, we adopted SFAS No. 142. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As required under the Statement, when applicable, we will continue to amortize intangible assets with finite lives and we have ceased the amortization prospectively on goodwill upon adoption of the Statement.

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

Contractual Obligations

Future required payments under contracts, excluding operating expenses, are as follows for the years ending December 31:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$17,174,856	$3,030,491	$8,244,509	$5,899,856	$—
Purchase obligations(1)	46,666	46,666	—	—	—

Total	$17,221,522	$3,077,157	$8,244,509	$5,899,856	$—

(1)	Purchase obligations relate to professional fees owed to a third party for the recruitment of a new member for the Company’s Board of Directors. The remaining obligation is due in two equal installments of $23,333. In addition to these fees, we will be billed for direct out-of-pocket expenses relating to the search; these fees are estimated at 10% of the total retainer fee, or approximately $7,000.

Future required payments under contracts shown above have not been reduced by future receipts under sublease contracts in the following amounts for the years ending December 31:

	Receipts due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Sublease income on operating leases	$1,510,820	$580,143	$930,677	$—	$—

Total	$1,510,820	$580,143	$930,677	$—	$—

Years Ended December 31, 2003 and 2002

Net Loss. We had a net loss attributable to common stockholders of $7.9 million for the year ended December 31, 2003, or a loss of $1.03 per share, compared with a loss of $35.7 million, or a loss of $4.66 per share, for the year ended December 31, 2002. Net loss for the year ended December 31, 2002 includes a cumulative effect of a change in accounting principle of $16.5 million.

Revenue. Subscription revenue was $10.0 million for the year ended December 31, 2003 compared to $7.2 million for the year ended December 31, 2002. The increase in revenue from 2002 to 2003 is primarily attributable to our success in increasing the ASP of our products through the addition of premium products and the introduction of our enterprise sales group, while maintaining a consistent customer base. With the addition of our enterprise sales group, we expect to continue to see improvement in our ASP.

Gross Margin. Gross margin from subscription revenues increased to 88% for the year ended December 31, 2003 from 81% for the year ended December 31, 2002. Our costs of sales are relatively fixed; as a result, gross margin from subscription revenue increased due primarily to an increase in subscription revenue as described above, and efficiencies gained via the implementation of new technologies. Our cost of sales, while relatively fixed, may vary in direct relationship to the number of new products we offer.

Sales and Marketing. Sales and marketing expenses were $8.9 million and $10.1 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $1.2 million, or 12%, in 2003. The decrease is primarily comprised of a reduction of $1.7 million in stock based compensation and other allocated expenses, which include depreciation, amortization and facilities related expenses. Depreciation expenses decreased significantly due to a number of large assets becoming fully depreciated in 2002. Depreciation and certain other expenses are allocated between the sales and marketing, technology and development, and general and administrative departments based on headcount. In addition to the decrease in allocated expenses, we saw a decrease of $1.1 million in marketing expenses as a result of lower e-mail and direct mail marketing expenses and a reduction in telemarketing expenses. We were able to lower our e-mail and direct mail expenses by utilizing our in-house database to a greater extent than in 2002. These decreases were partially offset by an increase of $1.6 million in payroll related expenses as a result of an increase in the headcount in our enterprise sales group.

Technology and Development. Technology and development expenses were $3.0 million and $5.0 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $2.0 million, or 40%. The decrease is primarily attributable to a reduction of $1.1 million in allocated expenses and stock based compensation, a decrease of approximately $688,000 in payroll related expenses due to headcount reductions as a result of cost saving measures, and a decrease of approximately $238,000 in telecom expenses as a result of the termination and consolidation of existing accounts.

General and Administrative. General and administrative expenses were $3.4 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $1.7 million, or 33%. The improvement is primarily comprised of a decrease in insurance expenses of $588,000 as a result of a reduction in directors and officers premiums, a $385,000 decrease in allocated expenses and stock based compensation, a reduction of $245,000 in payroll related expenses due to headcount reductions as a result of cost saving measures, a reduction of $206,000 in Delaware franchise taxes and NASDAQ dues as a result of the reduction in total shares outstanding after the one-for-ten reverse stock split in July 2002, and a reduction of $132,000 in professional and miscellaneous expenses related to various legal, corporate compliance and merger and acquisition activities, and the elimination of the housing stipend for Mike Pickett as part of his amended employment agreement in September 2002.

Noncash Stock-Based Compensation. We record unearned stock compensation in connection with the grant or absorption of options in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is recorded as the difference, if any, between the fair market value of our common stock at the date of grant and the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. At December 31, 2003 and 2002, unearned stock compensation was $2,000 and $410,000, respectively. We recorded $408,000 and $1.3 million of net noncash stock-based compensation expense for the years ended December 31, 2003 and 2002, respectively. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Restructuring Charges. During the year ended December 31, 2003, we recorded net restructuring charges of $2.0 million, compared to $6.2 million for the year ended December 31, 2002. Restructuring charges recorded during 2003 related entirely to contractual obligations on our lease arrangements and estimated broker fees associated with the assumed sublease of our idle office space.

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2003 by type (in thousands):

	Accruals at December 31, 2001	2002 Charges(1)	Amounts Paid	Accruals at December 31, 2002	2003 Charges	Amounts Paid	Accruals at December 31, 2003
Real estate and other exit costs	$6,912	$6,553	$(3,354)	$10,111	$2,021	$(3,071)	$9,061
Employee separation costs	1,828	40	(1,792)	76	—	(76)	—

	$8,740	$6,593	$(5,146)	$10,187	$2,021	$(3,147)	$9,061

(1)	This additional accrual was offset by the reversal of a $350,000 contingency related to the Hardware.com, Inc. acquisition in 2000.

Accrued real estate costs at December 31, 2002 included contractual obligations on lease arrangements for our idle office space through the remainder of the lease obligations, assuming that we would be able to sublease the space at estimated current market rates, which were below our contractually obligated rates, in mid-2004. We periodically review the adequacy of our estimates and, due to the continued weakness in the commercial real estate market in Seattle for a space of our size, we determined that it is not probable that we will have sublet our idle office space by mid-2004 as previously estimated; therefore, we recorded a net additional reserve of $2.0 million in 2003 to extend the timeline for subletting our idle space from mid-2004 to the end of 2005. This additional accrual is expected to cover our contractual obligations on our lease arrangements and estimated broker fees for our idle lease space assuming that we will sublease our idle space by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2004 through 2010.

Employee separation costs in 2002 include severance payments, benefit payments and related employment taxes for 5 affected employees. Of these terminated employees, 4 were in technology and development and 1 was in sales and marketing. We recovered approximately $37,000 in non-cash stock based compensation expense in 2002 on the termination of unvested stock options held by separated employees.

The remaining $9.1 million restructuring liability will be paid through 2010.

Interest Income and Other, Net. Net interest and other income was approximately $680,000 for the year ended December 31, 2003, compared to approximately $1.4 million for the year ended December 31, 2002, representing a decrease of approximately 51%. The decrease is primarily a result of our lower cash balance held in interest bearing accounts, due in large part to the $29.9 million cash distribution in May 2002, as well as lower prevailing interest rates during the year ended December 31, 2003.

Provision for Income Taxes. We have incurred net operating losses from March 25, 1997 (inception) through December 31, 2003, and therefore have not recorded a provision for income taxes. As of December 31, 2003 and 2002, we had net operating loss carryforwards for tax purposes of $229.7 million and $229.1 million, respectively. These loss carryforwards are available to reduce future taxable income and expire at various dates beginning in 2017 through 2023. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Years Ended December 31, 2002 and 2001

2002 was the first year we exclusively focused on our B2G operations. In view of the significant changes in the nature of our business from 2001 to 2002, we believe that a historical comparison of revenue, operating results and cash flows is not necessarily meaningful and should not be relied on as an indication of future performance.

Net Loss. We had a net loss attributable to common stockholders of $35.7 million for the year ended December 31, 2002, or a loss of $4.66 per share, compared with a loss of $104.4 million, or a loss of $12.67 per share, for the year ended December 31, 2001.

Revenue. Subscription revenues were $7.2 million for the year ended December 31, 2002 compared to $3.0 million for the year ended December 31, 2001. The B2G network was not officially introduced until June 30, 2001, so 2001 includes only a partial year of operations under the B2G model, while 2002 includes a full year of operations under this model. Business exchange and other revenues were $0 and $6.4 million for the years ended December 31, 2002 and 2001, respectively and product revenues were $0 and $8.4 million in 2002 and 2001, respectively. With the closure of our B2B exchange in 2001, we no longer generate business exchange or product revenues, nor do we incur costs associated with those activities.

Gross Margin. Gross margin from subscription revenues increased to 81% for the year ended December 31, 2002, compared to 70% for the year ended December 31, 2001. Our costs of sales are primarily comprised of payroll related expenses for our in-house research team and are relatively fixed; as a result, gross margin from subscription revenue increased due to the increase in subscription revenue as described above, and efficiencies gained in our first year of exclusive operations under the B2G model, and via the implementation of new technologies. Our cost of sales, while relatively fixed, may vary in direct relationship to the number of new products we offer. Total gross margin was 81% for the year ended December 31, 2002, compared to 39% for the year ended December 31, 2001. The improvement in overall gross margin is primarily due to the closure of our product sales operations, which were eliminated in conjunction with the closure of our B2B exchange in July 2001.

Sales and Marketing. Sales and marketing expenses were approximately $10.1 million for the year ended December 31, 2002, compared to $25.1 million for the year ended December 31, 2001, representing a decrease of $15.0 million, or 60%. The decrease in sales and marketing expenses is primarily due to a decrease in advertising expenditures related to B2B promotions, and reductions in headcount due to the closure of our B2B website and product sales organization and the elimination of our outside sales force.

Technology and Development. Technology and development expenses were $5.0 million for the year ended December 31, 2002, compared to $14.6 million for the year ended December 31, 2001, representing a decrease of

$9.6 million, or 65%. The decrease in technology and development expenses is due primarily to reductions in headcount resulting from the closure of our B2B website and product sales organization.

General and Administrative. General and administrative expenses were $5.1 million for the year ended December 31, 2002, compared to $8.6 million for the year ended December 31, 2001, representing a decrease of $3.5 million, or 41%. The decrease is primarily attributable to the elimination of payroll related expenses due to decreases in administrative personnel and reductions in legal, professional and recruiting fees resulting from cost saving measures.

Amortization of Goodwill. Amortization of goodwill was approximately $0 and $15.5 million for the years ended December 31, 2002 and 2001, respectively. We acquired Zanova Inc., Globe-1 Incorporated and Hardware.com, Inc. in the third quarter of 2000, DemandStar.com, Inc. in the first quarter of 2001 and ProjectGuides, Inc. in the second quarter of 2001. We accounted for these acquisitions as purchase business combinations. As a result of these transactions, we initially recorded goodwill of $65.4 million, which was amortized on a straight-line basis over three years from the date of the respective acquisition. In conjunction with our decision to close our hosting operations in March 2001, we wrote off goodwill with a net book value of approximately $14.1 million relating to the acquisition of Zanova. In conjunction with the elimination of our outside sales force and the discontinuation of the technology acquired in the Globe-1 acquisition in December 2001, we wrote off goodwill with a net book value of approximately $12.1 million. At December 31, 2001, goodwill, net of amortization, was $16.5 million. As discussed above, upon adoption of SFAS No. 142 all of the goodwill at January 1, 2002 was impaired and was written off as a cumulative effect of a change in accounting principle in the year ended December 31, 2002.

Restructuring Charges. During the year ended December 31, 2002, we recorded net restructuring charges of $6.2 million relating entirely to contractual obligations on our lease arrangements and estimated broker fees associated with the assumed sublease of our idle office space, compared to $49.3 million for the year ended December 31, 2001.

The following table displays the restructuring costs incurred in 2001 by type as a result of the closure of our B2B exchange (in thousands):

Goodwill impairment	$26,196
Asset writedowns	9,464
Real estate and other exit costs	9,089
Employee separation costs	4,520

$49,269

Refer to Note 8 in the Notes to Consolidated Financial Statements for a detailed discussion of restructuring related activities.

The following table displays rollforwards of the accruals included in the restructuring charge from December 31, 2000 through December 31, 2001 (in thousands):

	Accruals at December 31, 2000	2001 Charges	Amounts Paid	Accruals at December 31, 2001
Real estate and other exit costs	$179	$9,089	$(2,356)	$6,912
Employee separation costs	1,756	4,520	(4,448)	1,828

	$1,935	$13,609	$(6,804)	$8,740

Firstsource Charge. As a result of the insolvency of firstsource, which provided product purchasing and fulfillment services for our website through April 2001, we recorded a charge of approximately $2.9 million in the period ended March 31, 2001, which consists primarily of an uncollectible $2.1 million promissory note and $800,000 in nonrefundable prepaid development fees.

Interest Income and Other, Net. Net interest and other income was approximately $1.4 million for the year ended December 31, 2002, compared to approximately $4.6 million for the year ended December 31, 2001. The decrease is primarily due to lower prevailing interest rates and our lower cash balance held in interest bearing accounts during the year ended December 31, 2002 as a result of the $29.9 million cash distribution in May 2002.

Noncash Stock-based Compensation. We record unearned stock compensation in connection with the grant, or absorption of options in a purchase business combination, of certain stock options and other equity instruments. For employee options, unearned stock compensation is the difference between the fair market value of our common stock on the grant date and the exercise price of the options. For non-employee options, unearned stock compensation is the fair market value of the options using the Black Scholes option-pricing model as of the date of grant or acquisition. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. We recorded $1.3 million of net noncash stock-based compensation expense for the year ended December 31, 2002, compared to $3.1 million for the year ended December 31, 2001. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $30.4 million at December 31, 2003. In addition, at December 31, 2003 we held $2.0 million in long-term investments. Short-term investments are invested in money market funds fully invested in obligations of the US Government, commercial paper, direct obligations of the U.S. Government, municipal and auction rate securities and corporate debt securities with maturities of one year or less. Long-term investments are invested in the same types of investments, but have maturities of between 12 to 13 months. All of our investments carry a minimum rating of A+, A-1, P-1 or equivalent. The portfolio is diversified among security types and issuers and does not include any derivative financial instruments. At December 31, 2003, our working capital was $22.5 million.

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Our contractual obligation on our operating leases is approximately $17.2 million, not including operating expenses, at December 31, 2003. We have reserved approximately $9.1 million at December 31, 2003, which includes our contractual obligations on our idle leases and our estimate of operating expenses related to the idle space, assuming that we will be able to sublease this space by the end of 2005. While we anticipate that we will be able to sublease our idle space by the end of 2005, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

We currently plan to fund our operations with our existing cash and cash equivalents and from revenues generated from future operations, which we believe will be sufficient to satisfy our cash requirements under existing operating plans for the foreseeable future. However, if we engage in merger or acquisition transactions or our overall operating plans change, we may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders or may include securities that have rights, preferences or privileges senior to those of the rights of our common stock. We cannot make assurances that if additional financing is required, it will be available, or that such financing can be obtained on satisfactory terms.

Per the terms of the original Broadview agreement, which was terminated in February 2004, certain “business combinations,” including a transaction which results in a change in control of either the acquired or acquiring company or a sale of all or substantially all of the Company’s assets with certain named parties within one year of the termination date would result in a completion fee of $750,000 becoming due to Broadview. Alternatively, certain “other transactions,” including a cash distribution or a stock repurchase, would result in a completion fee of $500,000 becoming due to Broadview.

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

In March 2002, our Board of Directors approved a cash distribution of $3.90 per share to return excess operating capital to our stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002. At December 31, 2003 there were 57,116 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $223,000. The weighted average exercise price of these warrants as of December 31, 2003 was $28.77. Due to the high weighted average exercise price in comparison to the current fair market value of our common stock, we believe that it is unlikely that these warrants will be exercised, therefore, we have not recorded a liability for the potential future distributions.

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

Our current directors and officers insurance policy expired on March 1, 2004. We renewed the policy for $10 million in coverage at an annual cost of approximately $190,000.

2002 was the first year we exclusively focused on our B2G operations. In view of the significant changes in the nature of our business from 2001 to 2002, we believe that a historical comparison of revenue, operating results and cash flows is not necessarily meaningful and should not be relied on as an indication of future performance.

Operating Activities

Net cash used by operating activities was $5.6 million, $13.1 million and $56.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in net cash used by operating activities in 2003 is primarily attributable to a decrease in net losses as a result of an increase in revenue and lower operating expenses and costs of sales, a decrease in total payments of restructuring and non-restructuring related accrued expenses compared to the prior year, partially due to final interest payments on debt obligations during 2002, and an increase in unearned revenue, offset by an increase in payments for other assets, including capitalized software. The decrease in net cash used by operating activities in 2002 compared to 2001 is primarily attributable to a decrease in net losses as a result of lower operating expenses and costs of sales, a decrease in total payments of accounts payable compared to the prior year as a result of final payments on inventory purchases from our products business in 2001, and an increase in unearned revenue, offset by a decrease in restructuring charges.

Investing Activities

Net cash used by investing activities was $6.8 million for the year ended December 31, 2003, compared to cash provided by investing activities of $120,000 and $44.7 million for the years ended December 31, 2002 and 2001, respectively. The change from net cash provided by investing activities to net cash used in investing activities in 2003 is due primarily to an increase in the purchase of short and long-term investments compared to the prior year. Also, cash provided in 2002 includes the release of $3.2 million of restricted cash and $613,000 from the repayment of employee receivables, while there was no cash provided by these activities in 2003. The decrease in net cash provided by investing activities in 2002 is primarily attributable to a decrease in the sale of short-term investments, offset by the release of restricted cash and an increase in repayments of employee receivables.

Financing Activities

Net cash provided by financing activities was $33,000 for the year ended December 31, 2003, compared to net cash used in financing activities of $33.9 million and $16.3 million for the years ended December 31, 2002 and 2001, respectively. The change from net cash used in financing activities to net cash provided by financing activities in 2003 is primarily due to the cash distribution of $29.9 million in 2002 as well as repayments of long-term debt of $3.0 million and repurchases of common stock of $1.1 million in 2002. There were no such transactions in 2003. All cash provided by financing activities in 2003 relates to the exercise of stock options. The increase in net cash used in financing activities in 2002 is primarily attributable to the cash distribution, offset by decreases in repayments on long-term debt and repurchases of common stock.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. The exit activities discussed in Item 2 above and in Note 8 in the Notes to Consolidated Financial Statements were initiated prior to the adoption date of this Statement; therefore, we expect to continue to account for our current and future costs associated with this activity under Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 is recognized at the date of an entity’s commitment to an exit plan.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under the limited-scope Statement, certain transactions falling within the scope of the Statement that previously qualified for recognition as shareholders’ equity are required to be recognized as a liability and/or recognized at fair value on the balance sheet. The Statement is effective for instruments entered into or modified after May 15, 2003, and pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and equity prices.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. Historically, our interest expense was not sensitive to the general level of U.S. interest rates because all of our debt arrangements, which were paid in full as of December 31, 2002, were based on fixed interest rates. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the short-term nature of these investments and our investment policies, we have determined that the risk associated with interest rate fluctuations related to our investment portfolio is immaterial.

Our investment portfolio consists of money market funds, commercial paper, municipal securities and corporate debt securities with maturities of thirteen months or less. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. We invest primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of December 31, 2003, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

We expect our foreign currency risk exposure to be insignificant, since we disposed of our Canadian operations in March 2001.

Equity Price Risk

We do not own any significant equity instruments, therefore, we expect our equity price risk to be insignificant.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Onvia.com, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia.com, Inc. and subsidiaries (Onvia) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of Onvia’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Onvia as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, for the year ended December 31, 2002, as discussed in Note 4 to the consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

March 17, 2004

ONVIA.COM, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,727,516	$35,051,273
Short-term investments	7,654,223	3,551,449
Accounts receivable, net of allowance for doubtful accounts of $45,896 and $37,413	343,177	298,023
Prepaid expenses and other current assets	976,805	1,012,968

Total current assets	31,701,721	39,913,713

PROPERTY AND EQUIPMENT, NET	2,168,704	3,570,698

LONG-TERM INVESTMENTS	2,001,260	—

OTHER ASSETS, NET	3,994,079	3,713,472

TOTAL ASSETS	$39,865,764	$47,197,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$661,456	$819,090
Accrued expenses	717,721	1,003,170
Accrued restructuring	2,742,206	3,362,475
Unearned revenue	5,064,127	3,417,618

Total current liabilities	9,185,510	8,602,353

LONG TERM LIABILITIES:
Accrued restructuring	6,319,105	6,824,246
Deferred rent	176,081	113,760

Total liabilities	15,680,696	15,540,359

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,682,214 and 7,668,508 shares issued and outstanding	768	767
Additional paid in capital	347,238,607	347,206,083
Unearned stock compensation	(1,968)	(409,820)
Accumulated deficit	(323,052,339)	(315,139,506)

Total stockholders’ equity	24,185,068	31,657,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,865,764	$47,197,883

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenue
Subscription	$9,991,213	$7,233,806	$3,037,428
Business exchange and other	—	—	6,385,164
Product	—	—	8,447,947

Total revenue	9,991,213	7,233,806	17,870,539
Cost of revenue
Subscription	1,176,268	1,349,059	898,223
Business exchange and other	—	—	437,287
Product	—	—	9,555,236

Total cost of revenue	1,176,268	1,349,059	10,890,746
Gross margin	8,814,945	5,884,747	6,979,793
Operating expenses:
Sales and marketing	8,899,812	10,145,741	25,130,986
Technology and development	3,039,077	5,043,781	14,551,914
General and administrative	3,448,682	5,114,494	8,629,296
Amortization of goodwill	—	—	15,547,820
Restructuring charges	2,020,548	6,242,529	49,269,158
Firstsource charge	—	—	2,852,503

Total operating expenses	17,408,119	26,546,545	115,981,677

Loss from operations	(8,593,174)	(20,661,798)	(109,001,884)
Other income (expense):
Interest and other income	680,341	1,470,166	5,547,628
Interest expense	—	(88,480)	(950,573)

Total other income	680,341	1,381,686	4,597,055

Net loss before cumulative effect of change in accounting principle	(7,912,833)	(19,280,112)	(104,404,829)
Cumulative effect of change in accounting principle	—	(16,468,167)	—

Net loss attributable to common stockholders	$(7,912,833)	$(35,748,279)	$(104,404,829)

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(1.03)	$(2.51)	$(12.67)
Cumulative effect of change in accounting principle	—	(2.15)	—

Basic and diluted net loss per common share	$(1.03)	$(4.66)	$(12.67)

Basic and diluted weighted average shares outstanding	7,678,485	7,673,160	8,241,288

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,912,833)	$(35,748,279)	$(104,404,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	16,468,167	—
Impairment of goodwill	—	—	27,311,603
Amortization of goodwill	—	—	15,547,820
Depreciation and amortization	1,933,927	3,921,065	5,556,320
Impairment of assets	—	—	9,506,608
(Gain) / Loss on sale of property and equipment	(42,002)	2,924	293,590
Firstsource charge	—	—	2,852,503
Noncash stock-based compensation	407,852	1,339,757	3,058,465
Amortization of debt discount	—	11,932	257,924
Change in certain assets and liabilities, net of effects from purchase transactions:
Accounts receivable	(45,154)	(76,709)	6,015,402
Inventory	—	—	4,086,878
Prepaid expenses and other current assets	36,163	(35,636)	670,371
Other assets	(118,720)	842,020	382,315
Accounts payable	(157,634)	(123,163)	(25,348,153)
Accrued expenses	(285,450)	(2,193,552)	(3,866,828)
Deferred rent	62,321	30,837	—
Accrued restructuring payments	(3,145,958)	(5,146,324)	(5,645,735)
Additional restructuring charges	2,020,548	6,592,529	12,450,947
Unearned revenue	1,646,509	1,004,725	(4,792,951)

Net cash used in operating activities	(5,600,431)	(13,109,707)	(56,067,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(368,213)	(34,862)	(1,327,222)
Sales and maturities of investments	5,800,000	1,250,000	49,805,845
Purchases of investments	(11,904,034)	(4,801,449)	—
Acquisition of intangible assets	(100,000)	—	—
Change in restricted cash	—	3,200,000	—
Additions to internally developed software	(183,603)	(106,171)	(908,351)
Issuance of notes receivable	—	—	(4,000,000)
Repayments of employee receivables	—	612,697	329,815
Cash acquired in purchase transactions	—	—	1,780,467
Direct costs of purchase transactions	—	—	(1,409,191)
Proceeds from long-term lease deposits	—	—	433,333

Net cash (used in) provided by investing activities	(6,755,850)	120,215	44,704,696

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	—	(2,996,402)	(5,143,366)
Proceeds from exercise of stock options and warrants	32,524	61,919	210,761
Proceeds from issuance of common stock, net	—	—	10,408
Cash distribution	—	(29,890,943)	—
Repurchase of common stock	—	(1,123,809)	(11,355,087)

Net cash provided by (used in) financing activities	32,524	(33,949,235)	(16,277,284)

Effect of exchange rate changes on cash	—	—	289,281

Net decrease in cash and cash equivalents	(12,323,757)	(46,938,727)	(27,351,057)

Cash and cash equivalents, beginning of period	35,051,273	81,990,000	109,341,057

Cash and cash equivalents, end of period	$22,727,516	$35,051,273	$81,990,000

See notes to consolidated financial statements.

ONVIA.COM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Onvia.com, Inc. common stock		Treasury stock	Additional paid in capital	Notes receivable from stockholders	Unearned compensation	Accumulated deficit	Total
	Shares	Amount	Amount	Amount
BALANCE, December 31, 2000	8,628,667	862	—	376,023,740	(74,249)	(5,675,707)	(174,986,398)	195,288,248
Issuance of common stock	7,249	7		10,408				10,415
Repurchase of common stock	(1,397,637)	(1,397)	(11,100,007)	(374,371)				(11,475,775)
Exercise of warrants	23,486	23		117,756				117,779
Exercise of stock options	60,632	61		92,921				92,982
Amortization of unearned compensation on stock options						3,302,727		3,302,727

Reversal of amortization on unearned compensation on employee terminations				(1,292,627)		550,400		(742,227)
Issuance of common stock related to acquisition of businesses	503,309	503		14,234,638				14,235,141
Payment received on subscription receivable					74,249			74,249
Acceleration of vesting on stock options to employees				366,902				366,902
Acceleration of nonvested common stock				123,886		29,381		153,267

Adjustment to common stock par value as a result of 1 for 10 reverse stock split		724		(724)				—
Net loss	—	—	—	—	—	—	(104,404,829)	(104,404,829)

BALANCE, December 31, 2001	7,825,706	783	(11,100,007)	389,302,529	—	(1,793,199)	(279,391,227)	97,018,879
Repurchase of common stock	(178,803)	(18)	(1,123,791)					(1,123,809)
Cancellation of treasury stock			12,223,798	(12,223,798)				—
Exercise of warrants	3,490			8,751				8,751
Exercise of stock options	15,074	2		44,379				44,381
Purchases under Employee Stock Purchase Plan	3,041			8,787				8,787
Amortization of unearned compensation on stock options						1,376,881		1,376,881

Reversal of amortization on unearned compensation on employee terminations				(43,622)		6,498		(37,124)
Cash distribution				(29,890,943)				(29,890,943)
Net loss	—	—	—	—	—	—	(35,748,279)	(35,748,279)

BALANCE, December 31, 2002	7,668,508	767	—	347,206,083	—	(409,820)	(315,139,506)	31,657,524
Exercise of stock options	9,838	1		20,142				20,143
Purchases under Employee Stock Purchase Plan	3,868			12,382				12,382
Amortization of unearned compensation on stock options						407,852		407,852
Net loss	—	—	—	—	—	—	(7,912,833)	(7,912,833)

BALANCE, December 31, 2003	7,682,214	$768	$—	$347,238,607	$—	$(1,968)	$(323,052,339)	$24,185,068

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1: Summary of Significant Accounting Policies

Description of business: Onvia.com, Inc. and subsidiaries (Onvia) is incorporated in the State of Delaware. In 2003 and 2002 Onvia operated as a single segment. For the year ending December 31, 2001, the consolidated Company includes Onvia’s wholly owned Canadian subsidiary and three subsidiaries, Zanova, Inc., Hardware.com, Inc. and DemandStar.com, Inc. In March 2001, we licensed our Canadian operations and closed Zanova, Inc., our web hosting business (Note 8).

Onvia is a leading business-to-government (B2G) information service provider for government agency buyers and business suppliers. Our proprietary Onvia Guide service allows business users the opportunity to participate in government procurement contracts in 328 business categories over nine vertical markets. The vertical markets currently served are:

•	Architectural and Engineering Services

•	IT / Telecom

•	Business and Consulting Services

•	Construction Services and Building Supplies

•	Operations and Maintenance Services

•	Transportation Equipment

•	Industrial Supplies

•	Office Equipment

•	Medical Equipment and Supplies

Business combinations: Under the purchase method of accounting, the results of operations of acquired businesses are included from the date of acquisition. The business combinations in 2001 were accounted for under the purchase method, which means that the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

Basis of consolidation: The financial statements are presented on a consolidated basis for all years presented. All significant intercompany accounts and transactions have been eliminated.

Fair value of financial instruments: Onvia’s financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of our long-term investments is not materially different from its carrying amount, based on the amount invested, the interest rates available and the short maturity (investments are limited to maximum maturities of thirteen months).

Significant vendors: One hundred percent of inventory purchases were from one supplier for the year ended December 31, 2001. As a result of the closure of our business-to-business (B2B) exchange in July 2001, there were no inventory purchases in 2003 or 2002.

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

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Cash and cash equivalents: Onvia considers all highly liquid instruments purchased with a maturity of three months or less at purchase to be cash equivalents.

Short-term and long-term investments: Onvia’s investment portfolio is classified as available for sale and is segregated between cash and cash equivalents, short-term investments, and long-term investments based on the remaining term of the instrument. We classify investments with remaining maturities of three months or less as cash equivalents, investments with remaining maturities of more than three months and less than one year as short-term investments, and investments with remaining maturities of more than one year as long term investments. Long term investments are limited to original maturities of no more than thirteen months. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; municipal securities; direct obligations of the U.S. government; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. Interest earned on these securities is included in interest income. Realized gains and losses on investments during the years ended December 31, 2003, 2002 and 2001 were immaterial. Available for sale securities are carried at fair value based on quoted market prices. The cost of securities sold is calculated using the specific identification method.

Management of credit risk: Onvia is subject to concentration of credit risk, primarily from its investments. We manage our credit risk for investments by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.

Property and equipment: Equipment and leasehold improvements are stated at cost. Depreciation expense on software, furniture, and equipment is recorded using the straight-line method over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

Other assets: Other assets consist of long-term lease deposits on office space, costs capitalized for internal use software and individually immaterial intangible assets. Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $183,603, $106,171 and $908,351 in internally developed software costs during the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized software costs are amortized on a straight-line basis over useful lives ranging from one to three years. Amortization related to the capitalized software was $107,387, $224,279 and $1,042,939 for the years ended December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2001, we wrote off $1,068,991 in capitalized internally developed software costs in connection with the divestiture of our Canadian operations and web hosting business and the closure of our B2B exchange (Note 8).

Goodwill and other intangible assets: Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase accounting method. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 (Note 4), goodwill and other intangible assets with indefinite useful lives were amortized over their estimated useful life, typically three years. Subsequent to the adoption of SFAS No. 142, goodwill and other intangible assets with indefinite lives are not to be

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

amortized, but rather should be tested, at least annually, for impairment. Under SFAS No. 142, intangible assets that have finite useful lives will continue to be amortized over their useful lives. Onvia recognized a goodwill impairment charge in the amount of $16,468,167 in the year ended December 31, 2002 (Notes 4 and 8).

Onvia capitalized $100,000 related to the purchase of a customer list in the year ended December 31, 2003. The entire amount has been recorded as an intangible asset and is included in other assets at December 31, 2003. The intangible asset is being amortized over the expected useful life per the provisions of SFAS No. 142. Amortization of the intangible asset is based on the timing of expected revenues from the customer list over an expected useful life of three years. Amortization related to the intangible asset was $14,329 for the year ended December 31, 2003. Estimated amortization of the intangible asset in 2004, 2005 and 2006 is $46,715, $24,165 and $14,791, respectively.

Valuation of long-lived assets: We periodically evaluate the carrying value of our long-lived assets, including, but not limited to, property and equipment, goodwill and intangible assets and capitalized internally developed software costs. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. During the year ended December 31, 2001, we wrote off $8,062,784 in property and equipment as part of the divestiture of our Canadian operations and web hosting business and the closure of our B2B exchange (Note 8).

Revenue recognition: Subscription revenues are generated from annual, quarterly and monthly subscriptions for our services, and the subscription fee is recognized ratably over the term of the subscription. In October 2002, we discontinued our monthly payment option, but we will continue to renew and service our existing monthly subscribers. Unearned revenue at December 31, 2003 consists of payments received for prepaid annual and quarterly subscriptions whose terms end in 2004. For the years ended December 31, 2003, 2002 and 2001 we recognized $9,991,213, $7,233,806 and $3,037,428, respectively, of total subscription revenue.

Prior to the closure of our B2B website, we also generated revenue from the sale of products. Product revenue was recognized upon receipt of product by the customer, including any shipping and handling billed to the customer. We acted as principal in those transactions because orders were initiated directly on our website, we took title to the goods during shipment, and had economic risk related to collection, customer service and returns. In conjunction with the product outsourcing agreement effective January 7, 2001, these risks were transferred to firstsource corp. (firstsource) (Note 7). We closed the B2B website later in 2001. Revenues from licensing technology (Note 9), exchange services and advertising are recognized when the transaction occurs, ratably over the duration of the placement, or over the term of the agreement, as appropriate.

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

Detachable stock purchase warrants: Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is recorded as a debt discount and amortized to interest expense over the term of the related debt using the effective interest method. Amortization of the debt discount was $11,932 and $257,924 for the years ended December 31, 2002 and 2001, respectively. The debt discount had been completely amortized as of December 31, 2002.

Treasury stock: During 2002 management made the decision to cancel 12,223,798 shares of treasury stock.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

In accordance with SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the minimum value option-pricing model assuming the following weighted average assumptions:

	2003	2002	2001
Average risk free rate	3.28%	4.34%	4.70%
Volatility	114%	124%	162%
Dividends	$—	$—	$—
Expected life (in years)	6.5	6.4	6.2

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2003	2002	2001
Net loss:
As reported	$(7,912,833)	$(35,748,279)	$(104,404,829)
Add: Stock-based compensation included in reported net income	407,852	1,339,757	3,058,465
Deduct: Stock-based compensation determined under fair-value based method	(1,713,794)	(1,825,366)	(3,847,602)

Pro forma	$(9,218,775)	$(36,233,888)	$(105,193,966)

Basic and diluted weighted average shares outstanding	7,678,485	7,673,160	8,241,288
Net loss per share:
As reported – basic and diluted	$(1.03)	$(4.66)	$(12.67)
Pro forma – basic and diluted	$(1.20)	$(4.72)	$(12.76)

Advertising costs: We expense advertising costs as incurred. Advertising expenses for the year ended December 31, 2001 were $419,703. Advertising costs related to our B2B exchange, which was shutdown in July 2001.

Comprehensive income: Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Comprehensive income for Onvia consists of our foreign currency translation adjustment on the operations of our Canadian subsidiary and the unrealized gain or loss on our available for sale securities. For each of the years ended December 31, 2003, 2002 and 2001, the foreign currency translation adjustments and unrealized gains or losses were insignificant.

Foreign currency adjustment: The functional currency of the Canadian subsidiary is the Canadian dollar. Assets and liabilities of the Canadian subsidiary have been translated to U.S. dollars at year-end exchange rates. Revenues and expenses have been translated at average monthly exchange rates. During 2001, we recognized a foreign currency translation gain of $101,000 upon the disposal of our Canadian subsidiary. There were no foreign currency transaction gains or losses during the years ended December 31, 2003, 2002 and 2001.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including contingently issuable shares for which all necessary conditions have been satisfied. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2003, 2002 and 2001, 1,061,279, 700,371 and 821,861 shares, respectively, have been excluded from the computation of diluted net loss per share as their effects would be antidilutive.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under the limited-scope Statement, certain transactions falling within the scope of the Statement that previously qualified for recognition as shareholders’ equity are required to be recognized as a liability and/or recognized at fair value on the balance sheet. The Statement is effective for instruments entered into or modified after May 15, 2003, and pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications: Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 2: Short-term and Long-term Investments

The following table summarizes, by major security type, Onvia’s short and long-term investments held at December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002
	Cash and Cash Equivalents	Short Term Investments	Long Term Investments	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
	(in thousands)
Cash	$22,727,516			$35,051,273
Available for sale securities:
Auction rate securities	—	$1,250,000	$—	—	$1,250,000	$—
US government obligations	—	6,404,223	2,001,260	—	2,301,449	—

	$22,727,516	$7,654,223	$2,001,260	$35,051,273	$3,551,449	$—

Note 3: Property and Equipment

Property and equipment consists of the following at December 31:

	2003	2002
Computer equipment	$8,786,895	$8,532,521
Software	2,720,420	2,642,243
Furniture and fixtures	622,948	622,948
Leasehold improvements	2,672,791	2,672,791

	14,803,054	14,470,503
Less accumulated depreciation	(12,634,350)	(10,899,805)

	$2,168,704	$3,570,698

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

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted as of January 1, 2000:

	Years Ended December 31,
	2003	2002	2001
Reported net loss	$(7,912,833)	$(35,748,279)	$(104,404,829)
Amortization of goodwill	—	—	15,547,820

Adjusted net loss	$(7,912,833)	$(35,748,279)	$(88,857,009)

Reported basic and diluted net loss per share	$(1.03)	$(4.66)	$(12.67)
Amortization of goodwill	$—	$—	$1.89

Adjusted basic and diluted net loss per share	$(1.03)	$(4.66)	$(10.78)

Note 5: Income Taxes

At December 31, 2003, 2002 and 2001, we had net tax operating loss carryforwards of $229,741,362, $229,089,623 and $211,680,664, respectively, which may be used to offset future taxable income. These carryforwards expire at various dates beginning in 2017 through 2023. The utilization of the net operating loss is subject to annual limitations due to ownership changes of stock in prior years. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate as follows:

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock-based compensation	(8.7)%	1.2%	0.9%
Nondeductible goodwill	(0.2)%	15.7%	13.6%
Other	0.1%	0.4%	0.1%
Change in valuation allowance	42.8%	16.7%	19.4%

	0.0%	0.0%	0.0%

Onvia’s net deferred tax assets consist of the following:

	December 31, 2003	December 31, 2002
Net operating loss carryforwards	$78,112,052	$77,890,473
Prepaid expenses and other assets currently deductible	(157,866)	(171,422)
Accrued expenses not currently deductible	3,306,839	215,058
Property, plant and equipment due to different depreciation for tax purposes	2,008,188	1,950,813

Net deferred tax assets	83,269,213	79,884,922
Less: Valuation allowance	(83,269,213)	(79,884,922)

Net deferred tax asset	$—	$—

We have recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the recognition criteria for realization have not been met. The change in the valuation allowance from 2002 to 2003 is $3,384,291.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 6: Business Acquisitions

On March 5, 2001, we completed our acquisition of DemandStar.com, Inc. (DemandStar). The acquisition of DemandStar complemented our B2G network offerings and expanded our customer base. In connection with the acquisition, we issued approximately 503,300 shares of Onvia’s common stock to acquire all of the outstanding common stock of DemandStar with a fair market value of approximately $10.5 million. In addition, we exchanged DemandStar’s options and warrants for options and warrants to purchase 256,428 shares of Onvia’s common stock with a fair market value of approximately $3.7 million. Onvia incurred transaction costs consisting primarily of professional fees of approximately $700,000. The transaction was intended to qualify as a tax-free reorganization and was accounted for as a purchase. Prior to the consummation of the transaction, Onvia loaned DemandStar $4,000,000 in the form of convertible promissory notes, none of which was outstanding at December 31, 2003 or 2002. Of the $25.9 million purchase price, $20.4 million was allocated to goodwill and $5.5 million was allocated to net liabilities. The net book value, in the amount of $450,000, of the intangible related to the workforce was written off in conjunction with the elimination of our outside sales force and the migration of the Florida operations to Seattle in 2001 (Note 8).

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

The following summary, prepared on an unaudited pro forma basis, reflects the consolidated results of operations for the year ended December 31, 2001 assuming DemandStar and ProjectGuides had been acquired at the beginning of the period presented:

Year ended December 31, 2001
Revenue	$18,545,000
Net loss	(110,495,000)
Basic and diluted net loss per share	$(13.27)

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

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In late March 2001, we determined firstsource was having significant financial problems and in April 2001 firstsource announced its insolvency. At this time, we transferred our product sales operations to Insight Enterprises, Inc. (Insight). As a result of the insolvency of firstsource, we recorded a charge of approximately $2.9 million, which consisted primarily of an uncollectible $2.1 million promissory note with firstsource and $800,000 in prepaid development fees.

We terminated our product sales agreement with Insight in September 2001 in conjunction with the closure of our B2B exchange.

Note 8: Corporate Restructuring

Divestiture of Canadian operations and web hosting business:

In March 2001 we implemented plans to license our Canadian operations and close our web hosting business as a part of our overall strategic initiative to reduce costs and focus on our B2G network. As a result of these plans, we recorded a restructuring charge related to the elimination of these operations of approximately $24.3 million.

Goodwill impairment related to this initiative is the charge to expense of goodwill acquired in the acquisition of the hosting business. Asset writedowns related to this initiative are the estimated charges to record the impaired assets of the hosting and Canadian operations to their net realizable value. The impaired assets consisted primarily of fixed assets and capitalized software used in our hosting operations, operating assets used in our Canadian operations, and assets idled in January 2001 as a result of the outsourcing of our product sales operations. Real estate costs included contractual obligations on lease arrangements and estimated broker fees.

Employee separation costs related to this initiative included severance payments, health-care coverage and employment taxes for 22 employees in the United States and 17 employees in Canada. Of these terminated employees, 25 were in sales and marketing, 7 were in technology and development and 7 were in general and administrative. In addition, we accelerated the vesting on approximately 15,700 stock options and shares of non-vested common stock, which resulted in an additional noncash stock-based compensation charge of approximately $88,000, and we recovered approximately $221,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Closure of B2B exchange:

In July 2001 we implemented plans to further reduce corporate spending and focus on our B2G network. As a result of this strategic initiative, we announced the shutdown of our B2B exchange and the relocation of our Florida development operations to Seattle. We recorded a restructuring charge related to the elimination of these operations of approximately $6.3 million.

The impaired assets under this initiative consisted primarily of fixed assets and capitalized software used in our B2B exchange and redundant operating assets used in our Florida operations.

Our initial estimate for real estate and other exit costs as a result of this initiative included contractual obligations on lease arrangements and estimated broker fees through June 2002.

Employee separation costs related to this initiative included severance payments, health-care coverage and employment taxes for 125 affected employees. Of these terminated employees, 70 were in sales and marketing, 50 were in technology and development, and 5 were in general and administrative. In addition, we accelerated the vesting on approximately 51,900 stock options and shares of nonvested common stock, which resulted in an

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

additional noncash stock-based compensation charge of approximately $276,000. We recovered approximately $462,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

Elimination of outside sales force and development resources:

In December 2001 we implemented plans to further reduce our cost structure. As a result of this initiative, we announced the elimination of our outside sales force and the reduction of development resources and staff in other selected departments. We recorded a restructuring charge related to the elimination of these operations of approximately $18.7 million.

Goodwill impairment related to this initiative is the charge to expense of goodwill acquired in the acquisition of Globe-1’s outside sales force and the assembled work force of DemandStar. Our initial estimate for real estate and other exit costs as a result of this initiative included contractual obligations on lease arrangements for our idle office space for the period July 2002 through December 2003.

Employee separation costs related to this initiative included severance payments, health-care coverage and employment taxes for 41 affected employees. Of these terminated employees, 25 were in sales and marketing, 11 were in technology and development, and 5 were in general and administrative. In addition, we accelerated the vesting on approximately 12,900 stock options, which resulted in an additional noncash stock-based compensation charge of approximately $3,000. We recovered approximately $60,000 in noncash stock-based compensation expense on the termination of unvested stock options held by separated employees.

The following table displays the restructuring costs incurred in 2001 by type (in thousands):

Goodwill impairment	$26,196
Asset writedowns	9,464
Real estate and other exit costs	9,089
Employee separation costs	4,520

$49,269

Additional idle lease provision:

During the year ended December 31, 2003, we recorded net restructuring charges of $2.0 million, compared to $6.2 million for the year ended December 31, 2002. Restructuring charges recorded during 2003 related entirely to contractual obligations on our lease arrangements and estimated broker fees associated with the assumed sublease of our idle office space.

The following table displays the changes in the restructuring accrual through December 31, 2003 by type (in thousands):

	Accruals at December 31, 2001	2002 Charges(1)	Amounts Paid	Accruals at December 31, 2002	2003 Charges	Amounts Paid	Accruals at December 31, 2003
Real estate and other exit costs	$6,912	$6,553	$(3,354)	$10,111	$2,021	$(3,071)	$9,061
Employee separation costs	1,828	40	(1,792)	76	—	(76)	—

	$8,740	$6,593	$(5,146)	$10,187	$2,021	$(3,147)	$9,061

(1)	This additional accrual was offset by the reversal of a $350,000 contingency related to the Hardware.com acquisition.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Accrued real estate costs at December 31, 2002 included contractual obligations on lease arrangements for our idle office space through the remainder of the lease obligations, assuming that we would be able to sublease the space at estimated current market rates, which were below our contractually obligated rates, in mid-2004. We periodically review the adequacy of our estimates and, due to the continued weakness in the commercial real estate market in Seattle for a space of our size, we determined that it is not probable that we will have sublet our idle office space by mid-2004 as previously estimated; therefore, we recorded a net additional reserve of $2.0 million to extend the timeline for subletting our idle space from mid-2004 to the end of 2005. This additional accrual is expected to cover our contractual obligations on our lease arrangements and estimated broker fees for our idle lease space assuming that we will sublease our idle space by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. Our total obligation for office space under lease, which includes the $9.1 million accrual, exceeds $17 million. Should it take longer to sublease the excess office space or should the sublease amount be lower than our estimates, the actual cost could exceed the amount accrued. The lease terms expire on dates ranging from 2004 through 2010.

Employee separation costs in 2002 include severance payments, benefit payments and related employment taxes for 5 affected employees. Of these terminated employees, 4 were in technology and development and 1 was in sales and marketing. We recovered approximately $37,000 in non-cash stock based compensation expense in 2002 on the termination of unvested stock options held by separated employees.

The remaining restructuring liability will be paid through 2010.

Note 9: Co-branded Site Agreement with Visa USA

In July 2000, we entered into a custom co-branded site agreement with Visa USA Inc. (Visa). Visa agreed to make annual fixed payments totaling approximately $7.3 million to Onvia over the three year term of the agreement. Due to the nature of the service, we recognized the license revenue on a straight-line basis over the term of the agreement.

On July 10, 2001, Onvia and Visa mutually agreed to terminate our custom co-branded site agreement effective June 30, 2001. We recognized the remaining $1.8 million in deferred revenue relating to the Visa agreement as revenue in the quarter ended September 30, 2001. For the year ended December 31, 2001, we recognized $3.2 million in revenue.

Note 10: Stock Repurchase Plan

On March 7, 2001, our Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia’s common stock. In October 2001, our Board of Directors authorized an additional $5,000,000 available to repurchase shares under the existing plan. Under this plan, we repurchased 973,393 shares of our common stock for approximately $8.5 million during the year ended December 31, 2001. Stock repurchases discussed in Notes 11 and 15 were not made pursuant to this plan. There were no repurchases under this plan in 2003 or 2002.

Note 11: Management Agreements and Related Party Transactions

In October 1999, we received a promissory note from Glenn S. Ballman, our then current Chief Executive Officer, in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. The note carried interest at 6% per annum. The principal was payable by Mr. Ballman in five payments, the last of which was due on July 31, 2002, and interest was payable by Mr. Ballman on a periodic basis. This note was paid in full during the year ended December 31, 2002.

On December 8, 2000, we entered into an agreement to guarantee a $4,000,000 promissory note issued to Mr. Ballman by a third party lender. The principal was payable by Mr. Ballman in five payments, the last of

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

which was due on July 31, 2002 and interest was payable by Mr. Ballman on a periodic basis. As part of Onvia’s guarantee, we assigned a certificate of deposit to the lender in the amount of $4,000,000. Onvia secured its guarantee with 600,000 shares of common stock held by Mr. Ballman.

In April 2001, Mr. Ballman resigned as our Chairman and Chief Executive Officer. Mr. Ballman’s separation agreement included eighteen months of salary and benefits of approximately $350,000 that were paid in the second quarter of 2001. We also agreed to repurchase up to 600,000 shares of Mr. Ballman’s stock at fair market value, with the proceeds from any repurchase to be used to repay outstanding notes between Mr. Ballman and Onvia and satisfy the loans Onvia had guaranteed on Mr. Ballman’s behalf. Michael D. Pickett, Onvia’s former Chairman, assumed the responsibilities of Chairman and also Chief Executive Officer.

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

In March 2001, we entered into a retention agreement with Ms. McLaughlin. Under the terms of the agreement, we were to provide Ms. McLaughlin with a retention bonus totaling $680,000 over the following two years. The bonus was to be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $60,000 per quarter of principal and interest on Ms. McLaughlin’s loan with Onvia and paying $29,000 per quarter in cash. In addition, we were required to repurchase up to $400,000 of Ms. McLaughlin’s stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase. In July 2001, Ms. McLaughlin separated from Onvia, and the retention bonus agreement was terminated. For the year ended December 31, 2001, we forgave approximately $120,000 of principal and interest on Ms. McLaughlin’s loan and paid $58,000 in cash to Ms. McLaughlin per the agreement. In May 2002 Ms. McLaughlin paid approximately $142,000 toward the remaining principal and interest balance on the note. The principal and interest balance of the loan was approximately $260,000 and $248,000 at December 31, 2003 and 2002, respectively.

During the year ended December 31, 2001, we repurchased 190,200 shares from Ms. McLaughlin at the fair market value of the common stock on the transaction date for an aggregate price of $1,238,443.

In January 2002, at Onvia’s discretion, we repurchased a total of 43,799 shares from Ms. McLaughlin at the fair market value of the common stock on the transaction date for a total of $254,039.

In 2000, we received promissory notes from several of our employees totaling $405,000, collateralized by 40,500 shares of Onvia’s common stock. The notes carried interest at 6% per annum. The principal and interest were payable upon demand no later than five years from the date of issuance. The notes became due if certain change of control events took place. All of these notes were paid in full at December 31, 2002.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 12: Commitments and Contingencies

Operating leases: Onvia has noncancellable operating leases for our current and former office space. The leases expire in terms ranging from one to seven years. We have subleased certain office space at current market rates, which are slightly lower than our rental obligations.

Total rent expense was $2,780,283, $7,056,446 and $11,011,065 for the years ended December 31, 2003, 2002 and 2001, respectively. Of the total rent expense for the years ended December 31, 2003, 2002 and 2001, $2,020,548, $6,459,984 and $8,452,333, respectively, relates to restructuring costs associated with Onvia’s idle office space (Note 8).

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

Operating Leases
2004	$3,030,491
2005	2,939,233
2006	2,798,234
2007	2,507,041
2008	2,575,637
Thereafter	3,324,220

$17,174,856

Future required payments under contracts shown above have not been reduced by future receipts under sublease contracts in the following amounts for the years ending December 31:

Sublease Income on Operating Leases
2004	$580,143
2005	562,029
2006	368,648
2007	—
2008	—
Thereafter	—

$1,510,820

As discussed above, we have recorded a reserve for a portion of our lease obligations through 2010. The total accrual at December 31, 2003 was $9.1 million, which includes lease payments, utilities and estimated broker fees for our idle space.

Lease deposit: The landlord for our former corporate facilities holds a security deposit of $50,000, which is to be returned to us within 30 days after the expiration or termination of the lease. This security deposit is recorded in other assets at December 31, 2003 and 2002. This space was sublet in November 2003, and as part of the sublease agreement we were required to establish a letter of credit in the amount of approximately $181,000, which expires in September 2006, in addition to the $50,000 security deposit. This letter of credit was obtained in December 2003 and is secured by a deposit of $181,000 recorded in other assets at December 31, 2003.

Our leasing arrangement for our current corporate facilities required a letter of credit of $3,500,000 to be issued to the landlord through May 2010. This letter of credit was obtained in January 2000 and is secured by a deposit of $3,500,000. The letter of credit expires in January of each year and is automatically renewed on an annual basis for a period of 12 months. This deposit is recorded in other assets at December 31, 2003 and 2002.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Employment agreements: The Company has employment agreements with several of its named executive officers (the Officer). Each of the agreements provide that if the Officer is terminated by the Company without cause, or by the Officer for good reason (as defined in the agreements), the Company shall pay to the Officer a lump sum payment (amount defined in each individual agreement) and shall pay benefits for an extended period of time (time defined in each individual agreement). In addition, the Officer shall receive accelerated vesting (percent acceleration defined in each individual agreement) on all unvested options at the time of termination. The employment agreements also provide for accelerated vesting (percent acceleration defined in each individual agreement) on all unvested options upon a change in control transaction.

Third party agreements: In January 2004, we engaged a third party recruiting firm to assist us in our search to fill one of the vacancies on our Board of Directors. Total fees under this agreement are $70,000, plus direct expenses. $23,333 of this obligation had been paid as of March 1, 2004.

On February 22, 2004, we formally terminated our engagement with Broadview International, LLC (“Broadview”), who had been engaged to assist us in identifying suitable transactions to enhance stockholder value.

Per the terms of the original Broadview agreement, certain “business combinations,” including a transaction which results in a change in control of either the acquired or acquiring company or a sale of all or substantially all of the Company’s assets, with certain named parties within one year of the termination date would result in a completion fee of $750,000 becoming due to Broadview. Alternatively, certain “other transaction,” including a cash distribution or a stock repurchase, would result in a completion fee of $500,000 becoming due to Broadview.

Legal proceedings: During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement must be negotiated and approved by the court. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. We are awaiting the court’s approval on the final settlement. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In March 2003 three stockholders of the Company filed a lawsuit against Onvia, Globe-1 and Robert Gilmore, the former chief executive of Globe-1, in the U.S. District Court for the Western District of Washington, alleging that the sale of preferred stock of Globe-1, a corporation that Onvia acquired in August 2000, violated the Washington Securities Act. The plaintiffs sought the return of their original investment of $800,000, plus attorney fees. On September 19, 2003, the court summarily dismissed the plaintiffs’ case. The plaintiffs voluntarily dismissed their appeal on November 21, 2003, which releases Onvia from any future liability.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of these matters, or of the matter specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

Note 13: Stock Options

In February 1999, Onvia adopted a combined stock option plan (the 1999 Plan) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The total number of shares reserved for issuance under the 1999 Plan, including annual increases through December 31, 2003 as discussed below, total 2,419,604 shares. Each year, beginning in 2001 and ending in 2009, on the first day of the year the number of shares reserved for issuance under the 1999 Plan is automatically increased by the lesser of: 320,000 shares; 4% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or a lesser number of shares as determined by the Board of Directors. The increase in the number of shares reserved for issuance under this provision on January 1, 2003 and 2004 was 306,552 and 307,151 shares, respectively. There were 773,610 shares available for issuance under the 1999 Plan as of December 31, 2003, not including the 307,151 shares made available for issuance on January 1, 2004. All option grants under this plan during the years ended December 31, 2003, 2002 and 2001 were granted at the fair market value on the date of grant.

Effective March 1, 2000, Onvia adopted a Directors’ Stock Option Plan (the Directors’ Plan), which authorizes the grant of 60,000 shares of nonqualified stock options to members of the Board. Initially, 4,000 shares were granted to all members of the Board on March 1, 2000, and thereafter, grants are made to each eligible Board member on the date such person is first elected or appointed as a Board member. Annually, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock, provided such person has been a Board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant. The annual grants vest in full one year from the date of grant. The options have a term of 10 years and terminate when the Board member no longer continues to serve as a director of Onvia. For the years ended December 31, 2003, 2002 and 2001, 4,000, 5,000 and 5,000 shares, respectively, were granted to directors under the Directors’ Plan with weighted average exercise prices of $3.43, $2.50 and $5.50 per share, respectively. All option grants under this plan during the years ended December 31, 2003, 2002 and 2001 were granted at the fair market value on the date of grant.

In addition to the annual grants under the Directors’ Plan, each Board member that is an independent, non-employee Director will receive an annual grant of 5,000 options under the Amended and Restated 1999 Stock Option Plan (“1999 Plan”) upon the Director’s anniversary date as an independent director. In 2003, 5,000 options were granted to independent directors under the 1999 Plan.

Stock options are approved by the Board of Directors generally with four-year vesting schedules. Options granted to consultants of Onvia are approved by the Board of Directors with varying vesting schedules of up to four years. Stock options expire 10 years after the date of grant.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As a result of the cash distribution discussed below (Note 15), and pursuant to the guidance in FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options outstanding on or prior to the distribution date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock on the effective date of the distribution received a strike price reduction equal to the cash distribution, or $3.90 per share. For outstanding options with a strike price below the FMV on the date of the distribution, the reduction was such that the aggregate intrinsic value of the options immediately after the change was not greater than the aggregate intrinsic value immediately prior to the change, therefore, there was no accounting impact as a result of the change.

The following table summarizes stock option activity for all option plans for the years ending December 31:

	Options Outstanding	Weighted Average Exercise Price
Total options outstanding at December 31, 2000	746,577	$49.40
Options granted and assumed	666,335	$9.60
Options exercised	(60,632)	$1.50
Options forfeited	(724,425)	$36.20

Total options outstanding at December 31, 2001	627,855	$25.70
Options granted and assumed	164,800	$1.65
Options exercised	(15,074)	$2.94
Options forfeited	(171,092)	$39.13

Total options outstanding at December 31, 2002	606,489	$13.02
Options granted and assumed	500,950	$2.74
Options exercised	(9,838)	$2.00
Options forfeited	(119,546)	$8.49

Total options outstanding at December 31, 2003	978,055	$8.42

Options exercisable at December 31, 2001	238,265	$30.10
Options exercisable at December 31, 2002	272,855	$15.97
Options exercisable at December 31, 2003	486,746	$11.98

The weighted average fair value of options granted during 2003, 2002 and 2001 was $2.74, $3.75 and $6.57 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price
$0.45 - $1.48	147,520	8.03	$1.47	69,889	7.96	$1.46
$1.63 - $2.11	27,174	8.59	$2.02	9,108	8.49	$1.99
$2.50 - $2.75	675,084	7.91	$2.61	347,577	7.20	$2.64
$3.43 - $3.60	28,880	9.00	$3.55	4,579	7.53	$3.60
$4.00 - $4.05	31,500	9.86	$4.01	—	—	$—
$5.10 - $11.10	21,795	7.04	$8.08	17,344	7.00	$8.06
$21.73 - $29.23	8,089	6.83	$22.00	6,384	6.83	$22.00
$47.35 - $96.41	11,088	5.35	$63.64	10,431	5.27	$63.69
$100.48 - $286.10	26,925	6.18	$182.64	21,434	6.18	$178.78

	978,055	7.94	$8.42	486,746	7.24	$11.98

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Effective May 2000, we adopted the 2000 Employee Stock Purchase Plan (ESPP), and reserved 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP can be increased at the discretion of the Board of Directors by the lesser of 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a number of shares determined by the Board of Directors. During 2003, 2002 and 2001 no additional shares were added to the number of shares reserved for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. The Plan purchases shares on a semi-annual basis. There were 5,734, 3,041 and 7,249 shares purchased under the ESPP during fiscal 2003, 2002 and 2001 at an average price of $2.16, $2.89 and $6.80 per share, respectively. At December 31, 2003, there were 31,675 shares available for purchase under the ESPP.

Note 14: Employee Retirement Plan

Effective March 1, 2000, we adopted a Savings and Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. Contributions by Onvia are at the discretion of the Board of Directors; however, no Onvia contributions were made to the Retirement Plan in the years ended December 31, 2003, 2002 or 2001.

Note 15: Stockholders’ Equity

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

As of December 31, 2003, there were 57,116 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants were exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $223,000. The weighted average exercise price of these warrants as of December 31, 2003 was $28.77. Due to the high weighted average exercise price in comparison to the current fair market value of our common stock, we believe that it is unlikely that these warrants will be exercised; therefore, we have not recorded a liability for the potential future distributions.

Repurchase of common stock: In July 2000, the British Columbia Securities Commission notified us that our directed share program offered to certain stockholders at the time of our offering did not meet Canadian disclosure requirements. In October 2000, we tendered rescission rights totaling 5,150 shares to selected stockholders as a remedy to this violation. We repurchased and retired 1,175 shares for $246,750 during the year ended December 31, 2001.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

During the year ended December 31, 2001, Onvia repurchased an additional 330,981 shares of common stock held by former employees and a current stockholder at an aggregate price of approximately $2,568,000.

During the year ended December 31, 2002, we repurchased an additional 184,121 shares of common stock held by former executives at an aggregate price of approximately $1,124,000 (Note 11). No shares were repurchased during the year ended December 31, 2003.

Nonvested common stock: In January 1999, we issued 2,295,813 shares of nonvested common stock to employees and other outside parties. These shares are subject to a repurchase option, which allows us the right to repurchase the shares at the original purchase price upon termination of employment. The repurchase option on the nonvested common stock expires ratably over four years from date of hire or commencement of services on a monthly basis. As of December 31, 2002 and 2001, Onvia had 10,665 and 47,267 shares of nonvested common stock outstanding, respectively. All common stock was vested as of December 31, 2003.

During the years ended December 31, 2002 and 2001, we exercised our repurchase option on 2,500 and 67,992 shares, respectively, of nonvested common stock held by former employees in conjunction with their separation from Onvia at an aggregate price of $31 and $35,001, respectively. No shares were repurchased during the year ended December 31, 2003.

In April 1999, we issued 102,622 shares of nonvested common stock under the 1999 Plan to the Chairman of the Board of Directors in exchange for $12,828. The issued shares had a fair value of $4.00 per share as of the grant date. These shares were subject to a repurchase option, which allowed us the right to repurchase the shares at the original purchase price upon termination of employment or consulting services provided. The repurchase option expired over four years with a 25% cliff after the first year and ratably thereafter on a monthly basis. All of these shares were vested as of December 31, 2003. Compensation expense in the amount of $1,051, $22,078 and $59,090 was recognized for these shares for the years ended December 31, 2003, 2002 and 2001, respectively.

Warrants to purchase Series A preferred stock: During 1999, we issued warrants to purchase up to 116,531 shares of Series A preferred stock at $9.00 per share in conjunction with our subordinated debt financing. These warrants were exercisable immediately upon grant and expire 10 years after date of grant. None of these warrants were exercised during the years ended December 31, 2003, 2002 or 2001. As of December 31, 2003, 49,941 of these warrants are still outstanding, all of which would be eligible for the cash distribution if they were exercised in the future. The weighted average exercise price of these warrants was $9.00 at December 31, 2003.

Warrants to purchase common stock: In conjunction with the Zanova, Globe-1 and DemandStar acquisitions, we assumed all outstanding warrants as part of the transactions, and issued 120,283 warrants to former warrant holders at exercise prices ranging from $1.25 to $213.14 per share. These warrants expire 10 years from the date of grant. There were 33,277 of these warrants, with a weighted average exercise price of $47.95, still outstanding as of December 31, 2003 and 2002. As of December 31, 2003, 7,175 of these outstanding warrants, with a weighted average exercise price of $166.35, would be eligible for the cash distribution if they were exercised in the future.

ONVIA.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 16: Segment Information

The geographical business segments reported below are the segments of Onvia for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief executive officer for making operating decisions, assessing performance and deciding on how to effectively allocate resources. Prior to the disposal of our Canadian operations in March 2001, Onvia evaluated its business based on the geography of its two operations, the United States and Canada. The operating segment information has been reported in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Intercompany transactions are insignificant and have been recorded at cost as part of the parent’s investment in its Canadian subsidiary. As of January 1, 2002, Onvia has one operating segment.

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

Note 17: Supplemental Cash Flow Information

There were no noncash investing or financing activities during the years ended December 31, 2003, 2002 or 2001.

Cash paid for interest during the years ended December 31, 2002 and 2001 was $379,537 and $776,527, respectively. There was no cash paid for interest in the year ended December 31, 2003.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

General

We have a classified Board of Directors of five members consisting of two Class I directors, two Class II directors, and one Class III director who will serve until the annual meetings of stockholders to be held in 2004, 2005, and 2006, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, Directors are elected for a term of three years to succeed those Directors whose terms expire at the annual meeting dates. Any additional Directorships resulting from an increase in the number of Directors are distributed among the three classes so that, as nearly as possible, each class consists of an equal number of Directors. There are currently two Class I Directors, two Class II Directors and one Class III Director serving on the Board of Directors, and two vacancies.

Class I Directors (Term Ending 2004)

The names of our Class I directors, whose terms end in 2004, and certain information about them are set forth below:

Name	Age	Position	Director Since
Kenneth A. Fox(1)	33	Director	1999
Steven D. Smith(2)	45	Director	2000

(1)	Member of the Compensation Committee.
(2)	Chair of the Audit Committee.

Kenneth A. Fox, age 33, has served as a director of the Company since February 1999. Mr. Fox is the Chairman of The Stripes Group, a private equity investment firm. Prior to forming The Stripes Group, Mr. Fox co-founded Internet Capital Group, Inc., and served as one of Internet Capital Group’s Managing Directors from its inception and also served as a director of Internet Capital Group from February 1999 to December 2002. Prior to forming Internet Capital Group, Mr. Fox was the Director of West Coast Operations for Safeguard Scientifics, Inc., and was Director of West Coast Operations for Technology Leaders II, LP, a venture capital partnership, from 1994 to 1996. Mr. Fox serves as a director of many privately held companies. Mr. Fox holds a Bachelor of Science in Economics from Pennsylvania State University.

Steven D. Smith, age 45, has served as a director of the Company since January 2000. From March 1997 to April 2003, Mr. Smith served as Managing Director of GE Equity, a subsidiary of GE Capital. From August 1990 to February 1997, Mr. Smith served in a variety of positions at GE Capital, most recently as Managing Director, Ventures. Mr. Smith holds a Bachelor of Business Administration from Southern Methodist University and a Master of Business Administration from The Wharton School of Business at the University of Pennsylvania.

Class II Directors (Term ending 2005)

The names of our Class II directors, whose terms end in 2005, and certain information about them are set forth below:

Name	Age	Position	Director Since
Michael D. Pickett	56	Chief Executive Officer and Chairman of the Board	1999
Nancy J. Schoendorf(1)(2)	49	Director	1999

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Michael D. Pickett, age 56, has served as a director of the Company since February 1999, and as Chief Executive Officer and Chairman of the Board of the Company since April 2001. Mr. Pickett also served as President and Chief Operating Officer of the Company from August 2000 to April 2001 and as Chairman of the Board from February 1999 to August 2000. From July 1999 to August 2000, Mr. Pickett served as Chief Executive Officer of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by the Company in September 2000. From July 1997 to March 1999, Mr. Pickett was Chairman and Chief Executive Officer of Technology Solutions Network, LLC, a provider of turnkey technology solutions for small businesses. From October 1983 to February 1996, Mr. Pickett served in a variety of positions and most recently as Chairman, Chief Executive Officer and President of Merisel, Inc., a wholesale distributor of computer hardware and software products and a provider of logistics services. Mr. Pickett holds a Bachelor of Arts in Business Administration from the University of Southern California.

Nancy J. Schoendorf, age 49, has served as a director of the Company since February 1999. Ms. Schoendorf has been a general partner of Mohr, Davidow Ventures, a venture capital firm, since 1993, and Managing Partner of Mohr, Davidow since 1997. Prior to joining Mohr, Davidow, Ms. Schoendorf spent 17 years in the computer industry, including holding management positions with Hewlett-Packard, Software Publishing Corporation, and Sun Microsystems, Inc. Ms. Schoendorf currently serves as director of Agile Software Corporation and several privately held companies. Ms. Schoendorf holds a Bachelor of Science in Computer Science from Iowa State University and a Master of Business Administration from Santa Clara University.

Class III Director (Term Ending 2006)

The name of our Class III director, whose term ends in 2006, and certain information about him are set forth below:

Name	Age	Position	Director Since
Jeffrey C. Ballowe(1)(2)	48	Director	1999

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.

Jeffrey C. Ballowe, age 48, has served as a director of the Company since December 1999. Before leaving Ziff Davis at the end of 1998, Mr. Ballowe led the launches of five magazines, ZDNet on the Web, ZDTV (now TechTV), and the initial ZD/Softbank investments in Yahoo!, Inc. Currently Mr. Ballowe serves as a director of Verticalnet and as a member of the advisory board of Internet Capital Group. Mr. Ballowe is the co-founder and past president of the not-for-profit Electronic Literature Organization and a member of the board of trustees of Lawrence University. Mr. Ballowe holds a Bachelor of Arts from Lawrence University, a Master of Arts in French from the University of Wisconsin, and a Master of Business Administration from the University of Chicago.

There are no family relationships among any of the directors or executive officers of Onvia.

Meetings and Committees of the Board of Directors

The Board of Directors (“the Board”) met sixteen times during 2003 and each director attended at least 75% of the total number of meetings of the Board and the committees of the Board on which each served. The Board of Directors has a Compensation Committee, an Audit Committee, and a Special Litigation Committee. Mr. Ballowe, Ms. Schoendorf, Mr. Smith and Mr. Fox are independent directors.

Mr. Ballowe, Ms. Schoendorf and Mr. Smith were members of the Audit Committee during 2003, with Mr. Smith serving as the chairperson. All members of the Audit Committee are independent. The Audit Committee does not have a member who meets the “Financial Expert” criteria under the NASDAQ requirements, and finding a suitably qualified candidate has been difficult. The Company is currently searching for a suitably qualified financial expert Audit Committee member. All the members of the Audit Committee, however, are financially literate and Mr. Smith is financially sophisticated based on his professional experience. The Audit Committee retains our independent auditors, reviews their independence, reviews and approves the planned scope of our annual audit, reviews and approves any fee arrangements with our auditors, oversees their work, reviews and pre-approves any non-audit services that they may perform, reviews the adequacy of accounting and financial controls, reviews our critical accounting policies, and reviews and approves any related party transactions. The Audit Committee met five times in 2003.

Mr. Ballowe, Ms. Schoendorf and Mr. Fox were members of the Compensation Committee during 2003. All members of the Compensation Committee are independent. The Compensation Committee establishes and administers our policies regarding annual executive salaries, cash incentives, and long-term equity incentives. The Compensation Committee met two times in 2003.

Mr. Pickett, Ms. Schoendorf and Mr. Fox were members of the Special Litigation Committee during 2003. The Special Litigation Committee was formed to deliberate and decide on issues relating to the class action litigations described in the “Legal Proceedings” section.

The Company did not have a Nominating and Governance Committee in 2003, but plans on forming a Nominating and Governance Committee in 2004. The purpose of the Nominating and Governance Committee will be to recommend candidates and consider candidates recommended by stockholders for election to the Board of Directors, to determine which Board members meet the requirements of independence as defined by NASDAQ, to evaluate the performance of the Audit and Compensation committees, and to review the directors’ service annually. The Directors who currently participate in the nomination process are Mr. Smith, Mr. Fox, Ms. Schoendorf and Mr. Ballowe (the “Independent Directors”). The Independent Directors meet the NASDAQ requirements for independence. The Board has adopted procedures for nominating director candidates, which are described below.

The Independent Directors believe that candidates for director should have certain minimum qualifications, including being able to read and understand financial statements, having substantial business experience, having high moral character and personal integrity, and having sufficient time to attend to their duties and responsibilities to the Company. Exceptional candidates who do not meet all of these criteria may still be considered. The Independent Directors will also consider the potential director’s independence; whether the member would be considered a “financial expert” as described in the listing standards; and the diversity that the potential director would add to the Board in terms of gender, ethnic background, and professional experience.

The Independent Directors identify potential candidates through their network of contacts, by soliciting recommendations from other Directors or executive officers, and have engaged a professional search firm to find suitable director nominees. The Independent Directors generally meet during Board of Directors meetings to discuss and consider candidates’ qualifications. Candidates are chosen by a majority vote. In the case of incumbent directors whose terms of office are set to expire, the Independent Directors review the director’s service to the Company during his or her term, including the number of meetings attended, level of participation and quality of performance.

The Independent Directors will consider director candidates recommended by stockholders on the same basis as other candidates, provided that the following procedures are followed in submitting recommendations:

1. Submit a written recommendation to the Secretary of the Company at: 1260 Mercer Street, Seattle, WA 98109.

2. Submissions must include the potential candidate’s five-year employment history with employer names and a description of the employer’s business, experience with financial statements and other board memberships.

3. Submissions must be accompanied by a written consent of the potential candidate to stand for election if nominated by the nominating group and to serve if elected by the stockholders.

4. Recommendations must be received by January 14, 2005 to be considered for nomination at the 2005 Annual Meeting of Stockholders. Recommendations received after January 14, 2005 will be considered for nomination at the 2006 Annual Meeting of Stockholders.

Director Compensation

Each of our non-employee directors receives automatic annual stock option grants to purchase 1,000 shares of our common stock under our 2000 Directors’ Stock Option Plan (“2000 Directors’ Plan”) on the date of our annual meeting. During 2003, each of our non-employee directors received an option to purchase 1,000 shares of our common stock under our 2000 Directors’ Plan.

On October 21, 2002, the Board of Directors instituted a policy to compensate each director, who qualifies as a non-employee, outside director with less than 5% beneficial ownership in Onvia: (i) $5,000 per quarter if such director attended every Board meeting during such quarter or a prorated portion if all meetings during the requisite quarter were not attended, and (ii) a stock option grant of 18,750 shares of the Company’s common stock under our Amended and Restated 1999 Stock Option Plan (“1999 Plan”) on the date on which such director first qualified as a non-employee, outside, and independent director, followed by annual stock option grants of 5,000 shares on each anniversary date. Mr. Fox and Mr. Smith will receive stock option grants of 18,750 shares each of the Company’s common stock on the day of our annual stockholders meeting, and will receive an annual stock option grant of 5,000 shares on each subsequent anniversary date under our 1999 Plan.

Except for Mr. Ballowe, Mr. Fox and Mr. Smith, our directors currently do not receive cash compensation for their services as members of the Board of Directors; however they are reimbursed for out-of-pocket expenses incurred in connection with activities as directors, including attendance at Board and committee meetings. Mr. Ballowe, Mr. Fox and Mr. Smith are non-employee, outside, and independent directors and receive cash compensation of $5,000 per quarter if all Board meetings are attended. Mr. Ballowe received a stock option grant of 18,750 shares of the Company’s common stock on October 21, 2002, and received an annual stock option grant of 5,000 shares under our 1999 Plan during 2003.

Executive Officers

The Company’s executive officers currently consist of the following:

Name	Age	Position	Executive Officer Since
Michael D. Pickett	56	Chairman of the Board and Chief Executive Officer	2000
Clayton W. Lewis	44	President and Chief Operating Officer	2000
Irvine N. Alpert	52	Executive Vice President	2001
Matthew S. Rowley	40	Chief Information Officer	2001
Cameron S. Way	32	Chief Accounting Officer and Controller	2003

Michael D. Pickett, age 56, has served as Chief Executive Officer and Chairman of the Board of the Company since April 2001.

Clayton W. Lewis, age 44, has served as President and Chief Operating Officer of the Company since December 2001. Prior to becoming President and Chief Operating Officer, Mr. Lewis served as Vice President of Marketing from August 2000 to December 2001, Vice President of Business Affiliations from July 1999 to July 2000, and Director of Business Development from March 1999 to June 1999. From October 1995 to June 1998, Mr. Lewis served as Executive Vice President of ETC, a subsidiary of Telecommunications, Inc. From December 1989 to October 1995, Mr. Lewis was Senior Vice President of Business Development at RXL Pulitzer, the multimedia division of the Pulitzer Publishing Company. In addition, Mr. Lewis has held a variety of public positions including serving as chief of staff for a member of the United States Congress, and key roles in state government. Mr. Lewis holds a Bachelor of Arts in Business Administration from the University of Washington.

Irvine N. Alpert, age 52, has served as Executive Vice President of the Company since July 2001. From February 1995 to July 2001, Mr. Alpert was the founder and Chief Executive Officer of ProjectGuides, Inc., an architecture, engineering and construction market information service, which was acquired by Onvia in June 2001.

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

Matthew S. Rowley, age 40, has served as Chief Information Officer of the Company since July 2001. Prior to becoming Chief Information Officer of the Company, Mr. Rowley served as Vice President of Development from June 2001 to July 2001, Director of Site Development from December 2000 to June 2001, and Development Manager from August 2000 to December 2000. From November 1999 to August 2000, Mr. Rowley served as Director of Electronic Commerce of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by Onvia in September 2000. From May 1999 to November 1999, Mr. Rowley was Director of Electronic Commerce Operations of Multiple Zones International, a direct reseller of name-brand information technology products and services to small to medium businesses. From December 1997 to May 1999, Mr. Rowley served in a variety of positions and most recently as Program Manager, Internet Electronic Commerce Practice of BEST Consulting, an information technology firm specializing in electronic commerce solutions. From September 1988 to December 1997, Mr. Rowley served in a variety of positions and most recently as Project Manager, Lead Technical Engineer, and Systems Analyst at the Battelle Seattle Research Center and Pacific NW National Laboratory. Mr. Rowley holds a Bachelor of Arts from Seattle Pacific University.

Cameron S. Way, age 32, has served as Chief Accounting Officer of the Company since January 2003. Prior to becoming Chief Accounting Officer, Mr. Way served as Controller from September 2001 to January 2003, Assistant Controller from December 2000 to September 2001, and finance manager from August 1999 to December 2000. Mr. Way was an audit manager with PricewaterhouseCoopers LLP prior to joining the Company. Mr. Way holds a Bachelor of Arts from Claremont McKenna College.

Code of Ethics and Committee Charters

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer and principal accounting officer. The Code of Ethics for Senior Financial Officers and our Whistleblowing and Complaint policy is posted on our website at: http://ir.thomsonfn.com/InvestorRelations/pubcustom4.aspx?partner=5994. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

We have also adopted a written charter for the Audit Committee of our Board of Directors. The charter is attached as exhibit 99.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation earned by (a) the person who served as our Chief Executive Officer during the fiscal year ended December 31, 2003; (b) the other most highly compensated individuals who served as an executive officer during the fiscal year ended December 31, 2003 (the “Named Executive Officers”); and (c) the compensation received by each of these people for the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options	All Other Compensation
		Salary		Bonus
Michael D. Pickett(1) Chief Executive Officer and Chairman of the Board	2003 2002 2001	$ $ $	177,900 134,475 234,434	$ $ $	— 143,750 37,813	— — 302,979	$ $ $	— 52,384 35,866

Clayton W. Lewis(2) President and Chief Operating Officer	2003 2002 2001	$ $ $	220,000 220,000 181,202	$ $ $	— 12,500 48,458	— 87,000 15,000	$ $ $	— — —

Irvine N. Alpert(3) Vice President, AEC Markets	2003 2002 2001	$ $ $	180,000 180,000 101,227	$ $ $	50 — 1,240	30,000 16,900 18,000	$ $ $	93,965 46,161 —

Matthew S. Rowley(4) Chief Information Officer	2003 2002 2001	$ $ $	170,000 170,000 132,258	$ $ $	50 95,625 29,645	— 24,500 15,550	$ $ $	— — —

Cameron S. Way(5) Chief Accounting Officer	2003 2002 2001	$ $ $	100,622 91,000 75,500	$ $ $	— 3,900 18,988	22,000 — 5,000	$ $ $	— — —

(1)	Mr. Pickett’s annual salary as of December 31, 2003 is $177,900. Mr. Pickett’s employment agreement was amended in February 2002, providing for an annual base salary of $120,000, an annual housing stipend, and a one-time bonus of $125,000 based on achievement of criteria or the occurrence of certain events determined by the Board, which was paid in June 2002. Mr. Pickett was also paid a bonus of $18,750 in January 2002 based on performance achievement during 2001. Mr. Pickett’s employment agreement was further amended in September 2002, providing for an annual base salary of $177,900. Mr. Pickett’s other compensation consists of housing stipend expenses of $52,384 and $35,866 in 2002 and 2001, respectively, paid by Onvia before Mr. Pickett’s employment agreement was amended in September 2002, eliminating the housing stipend.
(2)	Mr. Lewis’s annual salary as of December 31, 2003 is $220,000. Mr. Lewis received bonuses of $12,500 and $48,458 in January 2002 and January 2001, respectively, based on performance achievement during 2001 and 2000, respectively.
(3)	Mr. Alpert’s annual salary as of December 31, 2003 is $180,000. Mr. Alpert’s other compensation consists of commissions of $93,965 and $46,161 paid by Onvia in 2003 and 2002, respectively, pursuant to his commission agreement with Onvia.
(4)	Mr. Rowley’s annual salary as of December 31, 2003 is $170,000. In January 2002 Mr. Rowley was paid a bonus of $85,000 pursuant to his employment agreement with Onvia, and bonuses of $10,625 and $29,645, were paid in 2002 and 2001, respectively, based on performance achievement during 2001 and 2000, respectively.
(5)	Since January 2003, Mr. Way served as Chief Accounting Officer. Mr. Way’s annual salary as of December 31, 2003 is $102,000. Mr. Way received bonuses of $3,900 and $18,988 in January 2002 and January 2001, respectively, based on performance achievement during 2001 and 2000, respectively.

2003 OPTION GRANTS

The following table provides information with respect to stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2003. In addition, as required by the SEC rules, the table sets forth the hypothetical gains that would exist for the options based on assumed rates of annual compound stock price appreciation during the option term. The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. No stock appreciation rights were granted to these individuals during the year.

Name	Securities Underlying Options Granted(1)	Options Granted to Employees in Last Fiscal Year(2)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(3)
					5%	10%
Irvine N. Alpert	30,000	6%	$2.55	1/31/2013	$48,110	$121,921
Cameron S. Way	22,000	4%	$2.55	1/31/2013	$35,281	$89,409

(1)	Options vest ratably over a 48-month period. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment. In the event of certain change in control transactions and termination of employment, see “Employment Agreements” section.
(2)	Based on a total of 500,950 option shares granted to employees, consultants and directors during 2003 under the 1999 Plan and the 2000 Directors’ Plan.
(3)	The potential realizable value illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share on the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATE OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

The following table provides certain stock option information with respect to each Named Executive Officer: the shares acquired on stock option exercises in 2003 and the value realized on such exercises; the number of exercisable (yet not exercised) stock options at the fiscal year end and their value; and the number of unexercisable stock options at the fiscal year end and their value. When calculating value of “in-the-money” stock options, we are calculating the positive difference between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year. The Company has not granted any stock appreciation rights.

Name	Shares Acquired on Option Exercises	Value Realized on Exercised Options	Number of Exercisable Options at Fiscal Year End	Number of Unexercisable Options at Fiscal Year End	Value of Exercisable In-The-Money Options at Fiscal Year End(1)	Value of Unexercisable In-The-Money Options at Fiscal Year End(1)
Michael D. Pickett	—	$—	255,481	51,498	$499,407	$99,885
Clayton W. Lewis	—	—	59,895	54,104	146,451	158,251
Irvine N. Alpert	—	—	22,143	39,780	62,636	100,983
Matthew S. Rowley	—	—	21,744	19,746	50,082	52,455
Cameron S. Way	—	—	8,505	19,325	20,251	42,029

(1)	Based on the $4.64 per share closing price of our common stock on The NASDAQ Stock Market on December 31, 2003, less the exercise price of the options.

Employment Agreements

Mr. Pickett and the Company entered into an employment agreement in March 2001. The employment agreement was subsequently amended in February 2002, after Mr. Pickett resigned his position as President in January 2002, to provide for an annual base salary of $120,000, an annual housing stipend, and a one-time bonus of $125,000 based on achievement of criteria or the occurrence of certain events determined by the Board, which was paid in June 2002. Mr. Pickett’s employment agreement was further amended in September 2002, providing for an annual base salary of $177,900 and eliminating the housing stipend. Upon termination of employment by the Company without cause or by Mr. Pickett for good reason, Mr. Pickett will receive a lump sum payment of $250,000 and 12 months of benefits and accelerated vesting of all unvested options granted under the Company’s 2000 Directors’ Plan and all unvested shares pursuant to that certain amended Common Stock Purchase Agreement dated as of April 9, 1999. Upon a change in control transaction, 50% of the then unvested options granted to Mr. Pickett in connection with his employment agreement and 50% of the then unvested shares subject to the amended Common Stock Purchase Agreement shall vest, and the remaining unvested options and shares shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Pickett for good reason within 12 months of a change in control transaction.

Mr. Lewis and the Company entered into an employment agreement in September 2001, which provided for an annual base salary of $200,000. The employment agreement was subsequently amended in February 2002, after Mr. Lewis was designated as President and Chief Operating Officer, to increase Mr. Lewis’s annual salary to $220,000 and to provide for a bonus based on achievement of criteria determined by the Board. Mr. Lewis’ amended agreement also provided for an option grant of 87,000 shares of the Company’s common stock in 2002 with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Lewis is employed by the Company. Upon termination of employment by the Company without cause or by Mr. Lewis for good reason, Mr. Lewis will receive 12 months base salary, benefits, and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 50% of the then unvested options granted to Mr. Lewis shall vest, and the remaining unvested options and shares shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Lewis for good reason within 12 months of a change in control transaction.

Mr. Alpert and the Company entered into an agreement in February 2002, which provides for an annual base salary of $180,000. Mr. Alpert’s agreement also provided for an option grant of 16,900 shares of the Company’s common stock in 2002, with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Alpert is employed by the Company. On January 31, 2003, Mr. Alpert was granted options to purchase 30,000 shares of the Company’s common stock, with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Alpert is employed by the Company. Upon termination of employment by the Company without cause or by Mr. Alpert for good reason, Mr. Alpert will receive six months base salary, benefits, and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 25% of the then unvested options granted to Mr. Alpert shall vest and the remaining unvested options shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Alpert for good reason within 12 months of a change in control transaction. Mr. Alpert and the Company also entered into a Commission and Bonus Plan in September 2001, which provides that Mr. Alpert will receive a commission on contracts Mr. Alpert secures.

Mr. Rowley and the Company entered into an employment agreement in September 2001, which provides for an annual base salary of $170,000, and a performance bonus of $85,000, which was paid in January 2002. In February 2002, Mr. Rowley was granted options to purchase 24,500 shares of the Company’s common stock, with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Rowley is employed by the Company. Upon termination of employment by the Company without cause or by Mr. Rowley for good reason, Mr. Rowley will receive six months base salary, benefits, and accelerated vesting of all unvested options granted under the 1999 Plan. Upon a change in control transaction, 25% of the then unvested options granted to Mr. Rowley shall vest and the remaining unvested options shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Rowley for good reason within 12 months of a change in control transaction.

Mr. Way does not have an employment agreement with the Company. On January 31, 2003, Mr. Way was granted options to purchase 22,000 shares of the Company’s common stock, with vesting to begin immediately in 48 equal monthly installments, as long as Mr. Way is employed by the Company. Upon a change in control transaction, 25% of the then unvested options granted to Mr. Way shall vest and the remaining unvested options shall vest and become exercisable upon termination of employment by the Company without cause or by Mr. Way for good reason within 12 months of a change in control transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows how much common stock is owned by the Directors, Named Executive Officers, all Officers and Directors as a group and owners of more than 5% of our outstanding common stock as of March 1, 2004.

Name and Address(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)
Internet Capital Group, Inc.(4) 435 Devon Park Drive, Building 600 Wayne, Pennsylvania 19087	1,559,481	20.28%

Mohr, Davidow Ventures(5) 3000 Sand Hill Road, Building 3, Suite 290 Menlo Park, California 94025	554,191	7.20%

Harvey Hanerfeld(6) 1919 Pennsylvania Avenue NW, Suite 725 Washington, DC 20006	468,200	6.09%

Roger Feldman(6) 1919 Pennsylvania Avenue NW, Suite 725 Washington, DC 20006	460,720	5.99%

Diker Management, LLC(7) 745 Fifth Avenue, Suite 1409 New York, NY 10151	418,388	5.44%

Diker Value-Tech Fund, LP(8) 745 Fifth Avenue, Suite 1409 New York, NY 10151	408,686	5.31%

Nancy J. Schoendorf, Director(4) c/o Mohr, Davidow Ventures 3000 Sand Hill Road, Building 3, Suite 290 Menlo Park, California 94025	554,191	7.20%

Kenneth A. Fox, Director(9) 1260 Mercer Street Seattle, WA 98109	6,000	*

Steven D. Smith, Director(10) 1260 Mercer Street Seattle, WA 98109	6,000	*

Jeffrey C. Ballowe, Director(11) 105 Clle la Pena Santa Fe, New Mexico 87505	30,927	*

Michael D. Pickett, Director and CEO(12) 1260 Mercer Street Seattle, WA 98109	411,239	5.16%

Clayton W. Lewis, President and COO(13)	93,869	1.21%

Irvine N. Alpert, Executive Vice President(14)	31,529	*

Matthew S. Rowley, Chief Information Officer(15)	26,952	*

Cameron S. Way, Chief Accounting Officer and Controller(16)	14,073	*

All directors and officers as a group (9 persons)(17)	1,174,780	14.43%

*	Less than 1%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information in the footnotes to this table.
(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options, warrants, or other convertible securities.
(3)	Calculated on the basis of 7,689,295 shares of common stock outstanding as of March 1, 2004, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 1, 2004 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.
(4)	Shares are held directly by ICG Holdings Inc., a wholly owned subsidiary of Internet Capital Group, Inc.
(5)	Consists of 548,191 shares held by Mohr, Davidow Ventures V, LP. Also includes 6,000 shares issuable upon exercise of options granted to Ms. Schoendorf under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2004. Ms. Schoendorf is a director of the Company and a general partner of Mohr, Davidow Ventures V, LP. Ms. Schoendorf disclaims beneficial ownership of shares held by this entity except to the extent of her pecuniary interest in them.
(6)	Reflected pursuant to Schedule 13G/A filed by Mr. Hanerfeld and Mr. Feldman on February 17, 2004. Mr. Hanerfeld and Mr. Feldman share voting and dispositive power over 445,970 shares.
(7)	Reflected pursuant to Schedule 13G filed on February 17, 2004. Diker Management, LLC is the investment manager of Diker Value-Tech Fund, LP. Diker Value-Tech Fund, LP and Diker Management, LLC share voting and dispositive power over 408,686 shares. In addition, Diker Management, LLC is the investment adviser or separately managed accounts for 9,702 shares. Charles M. Diker and Mark N. Diker are the managing members of Diker Management, LLC.
(8)	Reflected pursuant to Schedule 13G filed on February 17, 2004. Shares are held directly by Diker Value-Tech Fund, LP, whose general partner is Diker GP, LLC. Diker Value-Tech Fund, LP and Diker Management, LLC share voting and dispositive power over 408,686 shares. Charles M. Diker and Mark N. Diker are the managing members of Diker GP, LLC.
(9)	Includes 6,000 shares issuable upon exercise of options granted under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2004. Mr. Fox is a director of the Company, and until December 2002 was a managing director of Internet Capital Group, Inc. Mr. Fox disclaims beneficial ownership of all shares held by ICG Holdings Inc., a wholly owned subsidiary of Internet Capital Group, Inc., in the Company.
(10)	Includes 6,000 shares issuable upon exercise of options granted to Mr. Smith under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2004.
(11)	Includes 14,250 shares of common stock, 6,000 shares issuable upon exercise of options granted under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2004, and 10,677 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2004.
(12)	Includes 129,509 shares of common stock and 277,730 shares issuable upon exercise of options granted under the 1999 Plan and 4,000 shares issuable upon exercise of options under the 2000 Directors’ Plan, which will be vested within 60 days of March 1, 2004.
(13)	Includes 24,641 shares of common stock and 69,228 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2004.
(14)	Includes 3,977 shares of common stock and 27,552 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2004.
(15)	Includes 1,710 shares of common stock and 25,242 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2004.
(16)	Includes 3,290 shares of common stock and 10,783 shares issuable upon exercise of options granted under the 1999 Plan, which will be vested within 60 days of March 1, 2004.
(17)	Includes 449,212 shares of common stock subject to options exercisable within 60 days of March 1, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Officers

In April 2000, the Company issued a loan to the following former executive officer in the amount set forth opposite the former executive’s name. This remaining note is secured by 45,000 shares of Onvia common stock.

Stockholder	Annual Interest Rate	Amount of Promissory Note	Amount of Promissory Note as of March 1, 2004	Date Issued	Due Date
Kristen M. McLaughlin	6%	$350,000	$262,750	April 10, 2000	(A	)

(A)	This note is due on the earlier of: (1) five years after issuance; (2) after a public offering of our common stock in which the former officer is a selling stockholder; and (3) the expiration of any lock-up period imposed by contract or securities laws following an acquisition of Onvia.

Other Related Party Transactions

In October 1999, we received a promissory note from Glenn S. Ballman, our then current Chief Executive Officer, in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. The note carried interest at 6% per annum. The principal was payable by Mr. Ballman in five payments, the last of which was due on July 31, 2002, and interest was payable by Mr. Ballman on a periodic basis. This note was paid in full during the year ended December 31, 2002.

On December 8, 2000, we entered into an agreement to guarantee a $4,000,000 promissory note issued to Mr. Ballman by a third party lender. The principal was payable by Mr. Ballman in five payments, the last of which was due on July 31, 2002 and interest was payable by Mr. Ballman on a periodic basis. As part of Onvia’s guarantee, we assigned a certificate of deposit to the lender in the amount of $4,000,000. Onvia secured its guarantee with 600,000 shares of common stock held by Mr. Ballman.

In April 2001, Mr. Ballman resigned as our Chairman and Chief Executive Officer. Mr. Ballman’s separation agreement included eighteen months of salary and benefits of approximately $350,000 that were paid in the second quarter of 2001. We also agreed to repurchase up to 600,000 shares of Mr. Ballman’s stock at fair market value, with the proceeds from any repurchase to be used to repay outstanding notes between Mr. Ballman and Onvia and satisfy the loans Onvia had guaranteed on Mr. Ballman’s behalf.

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

In March 2001, we entered into a retention agreement with Ms. McLaughlin. Under the terms of the agreement, we were to provide Ms. McLaughlin with a retention bonus totaling $680,000 over the following two years. The bonus was to be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $60,000 per quarter of principle and interest on Ms. McLaughlin’s loan with Onvia and paying $29,000 per quarter in cash. In addition, we were required to repurchase up to $400,000 of Ms. McLaughlin’s stock between

March 30, 2001 and July 1, 2001 at fair market value on the date of purchase. In July 2001, Ms. McLaughlin separated from Onvia, and the retention bonus agreement was terminated. For the year ended December 31, 2001, we forgave approximately $120,000 in principle and interest on Ms. McLaughlin’s loan and paid $58,000 in cash to Ms. McLaughlin per the agreement. In May 2002 Ms. McLaughlin paid approximately $142,000 toward the remaining principal and interest balance on the note. At December 31, 2003, the principal and interest balance of the loan was approximately $260,000.

During the year ended December 31, 2001, we repurchased 190,200 shares from Ms. McLaughlin at the fair market value of the common stock on the transaction date for an aggregate price of $1,238,443.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain reporting persons that no other reports were required, we believe that during 2003, all reporting persons complied with all applicable filing requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as our independent auditor in 2003 and 2002. Audit and audit-related fees totaled $130,744 and $168,021 for the years ended December 31, 2003 and 2002, respectively, and were composed of the following:

Audit Fees

The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, were $128,264 and $150,601, respectively.

Audit Related Fees

The aggregate fees billed for Audit-Related services in the fiscal years ended December 31, 2003 and 2002 were $2,480 and $17,420, respectively. These fees relate to services in conjunction with the external review of audit working papers for the fiscal year ended December 31, 2003, and to due diligence and services in conjunction with the external review of audit working papers for the fiscal year ended December 31, 2002.

Tax Fees

The aggregate fees billed for tax services in the fiscal years ended December 31, 2003 and 2002 were $24,614 and $22,441, respectively. These fees relate to various tax consulting services for the fiscal year ended December 31, 2003 and 2002.

All Other Fees

There were no other fees not included above for the fiscal years ended December 31, 2003 and 2002.

The Audit Committee’s charter provides that it shall pre-approve all audit and non-audit services. Our Audit Committee pre-approved all services provided by our auditor in 2003. The audit committee of the Board of Directors has considered the role of Deloitte & Touche LLP in providing non-audit services to the Company and has concluded that such services are compatible with Deloitte & Touche LLP’s independence as our auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules:

1.	Index to Consolidated Financial Statements

2.	SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2001	$200,208	$203,047	$332,763	$70,492
Year Ended December 31, 2002	70,492	24,816	57,896	37,413
Year Ended December 31, 2003	37,413	33,500	25,017	45,896

(1)	Uncollectible accounts written off, net of recoveries.

Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the three months ended December 31, 2003:

On November 12, 2003 Onvia filed a Current Report on Form 8-K, reporting under Item 7 and Item 12 announcing that, on November 11, 2003, we issued a press release announcing our financial results for the third quarter ended September 30, 2003.

(c) Exhibits

Number	Description
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Michael D. Pickett, Chairman of the Board and Chief Executive Officer of Onvia.com, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer and Controller of Onvia.com, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board and Chief Executive Officer of Onvia.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer and Controller of Onvia.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 19, 2004.

ONVIA.COM, INC.

By:	/s/ MICHAEL D. PICKETT
Michael D. Pickett Chief Executive Officer, and Chairman of the Board

By:	/s/ CAMERON S. WAY
Cameron S. Way Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL D. PICKETT	Chief Executive Officer and Chairman of the Board	March 19, 2004
Michael D. Pickett

/s/ CAMERON S. WAY	Chief Accounting Officer and Controller	March 19, 2004
Cameron S. Way

/s/ JEFFREY C. BALLOWE	Director	March 19, 2004
Jeffrey C. Ballowe

/s/ KENNETH A. FOX	Director	March 19, 2004
Kenneth A. Fox

/s/ NANCY J. SCHOENDORF	Director	March 19, 2004
Nancy J. Schoendorf

/s/ STEVEN D. SMITH	Director	March 19, 2004
Steven D. Smith