Form 10-Q
period 2004-03-31
ONVIA COM INC
filed 2004-05-13
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐   No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐  Yes     ☒  No

Common stock, par value $.0001 per share: 7,691,094 shares outstanding as of April 15, 2004.

ONVIA.COM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONVIA.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,888	$22,728
Short-term investments	6,300	7,654
Accounts receivable, net	311	343
Prepaid expenses and other current assets	784	761

Total current assets	31,283	31,486

PROPERTY AND EQUIPMENT, NET	2,029	2,160

LONG-TERM INVESTMENTS	1,069	2,001

OTHER ASSETS, NET	4,187	4,219

TOTAL ASSETS	$38,568	$39,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$395	$662
Accrued expenses	703	718
Accrued restructuring	2,649	2,742
Unearned revenue	5,632	5,064

Total current liabilities	9,379	9,186
LONG TERM LIABILITIES:
Accrued restructuring	5,699	6,319
Deferred rent	199	176

Total liabilities	15,277	15,681

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,268	347,239
Unearned stock compensation	—	(2)
Accumulated deficit	(323,977)	(323,052)

Total stockholders’ equity	23,291	24,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,568	$39,866

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(thousands, except per share data)
Revenue	$3,058	$2,204
Cost of revenue	366	296

Gross margin	2,692	1,908
Operating expenses:
Sales and marketing	2,297	2,400
Technology and development	596	924
General and administrative	809	1,024

Total operating expenses	3,702	4,348

Loss from operations	(1,010)	(2,440)
Other income, net	85	132

Net loss	$(925)	$(2,308)

Basic and diluted net loss per common share	$(0.12)	$(0.30)

Basic and diluted weighted average shares outstanding	7,688	7,660

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(925)	$(2,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	746
Noncash stock-based compensation	2	178
Change in certain assets and liabilities:
Accounts receivable	32	64
Prepaid expenses and other current assets	(23)	(443)
Other assets	—	(10)
Accounts payable	(267)	(385)
Accrued expenses	(15)	25
Accrued restructuring payments	(713)	(897)
Unearned revenue	568	534
Deferred rent	23	7

Net cash used in operating activities	(1,142)	(2,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(12)	—
Purchases of investments	(6,137)	(4,245)
Sales and maturities of short-term investments	8,423	—
Additions to internally developed software	(1)	(6)

Net cash provided by / (used in) investing activities	2,273	(4,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants and stock purchase plans	29	—

Net cash provided by financing activities	29	—

Net increase / (decrease) in cash and cash equivalents	1,160	(6,740)

Cash and cash equivalents, beginning of period	22,728	35,051

Cash and cash equivalents, end of period	$23,888	$28,311

See accompanying notes to the condensed consolidated financial statements.

ONVIA.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have increased to the pro forma amounts indicated below for the three months ended March 31:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net loss:
As reported	$(925)	$(2,308)
Add: Stock-based compensation included in reported net income	2	178
(Deduct): Stock-based compensation determined under fair-value based method	(265)	(482)

Pro forma	$(1,188)	$(2,612)

Net loss per share:
As reported - basic and diluted	$(0.12)	$(0.30)
Pro forma - basic and diluted	$(0.15)	$(0.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Average risk free rate	3.15%	3.33%
Volatility	52%	125%
Dividends	$0	$0
Expected life (in years)	6.50	6.50

3.	Cash, Cash Equivalents and Investments

Onvia considers all highly liquid instruments with a remaining maturity of three months or less to be cash equivalents. We classify investments with remaining maturities of more than three months and less than one year as short-term investments, and investments with remaining maturities of more than one year as long-term investments. In accordance with our investment policy, long-term investments are limited to original maturities of no more than thirteen months. Our cash and cash equivalents and investments at March 31, 2004 and December 31, 2003 consisted of the following (cost approximates fair value):

	March 31, 2004			December 31, 2003
	Cash and Cash Equivalents	Short Term Investments	Long Term Investments	Cash and Cash Equivalents	Short Term Investments	Long Term Investments
	(in thousands)
Cash and cash equivalents	$23,888			$22,728
Available for sale securities:
Auction rate securities	—	$1,250	$—	—	$1,250	$—
Corporate bonds	—	1,011	—	—	—	—
US government obligations	—	4,039	1,069	—	6,404	2,001

	$23,888	$6,300	$1,069	$22,728	$7,654	$2,001

4.	Net Loss Per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period, reduced for shares subject to repurchase by Onvia, if any. As of March 31, 2004 and 2003, stock options, warrants and nonvested common stock totaling 1,120,852 and 1,074,424 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5.	Idle Leases

We currently have approximately 52,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington as a result of the closure of our B2B exchange and the elimination of our outside sales force in 2001.

In October 2003 we signed an agreement with our landlord to remove from our lease obligation 2,000 square feet of our approximately 5,000 square feet of idle office space in Bellevue, Washington beginning August 1, 2004. This office space was acquired via our Globe-1 acquisition, and the lease expires in March 2005.

In November 2003 we reached an agreement to sublease approximately 19,000 square feet in a former corporate facility in Seattle, Washington. The sublease runs through the end of our contractual obligation on the space in August 2006. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. Per the terms of the sublease, we established a letter of credit in the amount of approximately $181,000, which is included in Other Assets at March 31, 2004.

In February 2004 we reached an agreement to sublease the remaining 3,000 square feet in our Bellevue office. The sublease runs through the end of our contractual obligation on the space in March 2005. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual.

Based on our most recent evaluation, we estimate that it will take until the end of 2005 to find suitable tenants to sublease the remaining 52,000 square feet in our current corporate headquarters. At March 31, 2004, the total accrual related to future lease payments and estimated broker fees on our idle and sublet office space was $8.3 million. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The obligation for office space under lease, inclusive of the lease payments included in our $8.3 million accrual, exceeds $16.4 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued.

The following table displays roll forwards of the accruals included in the restructuring charge established for real estate and other exit costs through March 31, 2004 (in thousands):

	Accruals at December 31, 2003	Amounts Paid	Accruals at March 31, 2004
Real estate and other exit costs	$9,061	$(713)	$8,348

The real estate and other exit costs, consisting principally of idle leased office space in Seattle, are expected to be paid out through 2010. Management will continue to evaluate this estimate on a periodic basis.

Our leasing arrangement for our current corporate facilities requires a letter of credit of $3.5 million to be issued to the landlord through May 2010. This letter of credit is included in other assets at March 31, 2004 and December 31, 2003.

6.	Related Party Transactions

At March 31, 2004 the Company held a promissory note that was issued to Kristin McLaughlin, our former Chief Strategy Officer. The note was issued in April 2001 in the amount of $350,000 and had a remaining principal and interest balance of approximately $263,000 as of March 31, 2004. The note is included in other assets as of March 31, 2004 and December 31, 2003. The Company holds 45,000 shares of Onvia common stock issued in Ms. McLaughlin’s name as collateral on the promissory note.

7.	New Accounting Pronouncements

No new accounting standards were issued during the first quarter of 2004 or prior to the filing of this report that are expected to have an impact on the Company’s financial position, results of operations or cash flows.

8.	Commitments and Contingencies

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

9.	Provision for Income Taxes

We have incurred net operating losses from March 25, 1997 (inception) through March 31, 2004, and therefore have not recorded a provision for income taxes. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements for many reasons, including the factors described under “Risk Factors” and elsewhere in this report, and under the heading “Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

Results of Operations

Overview

Onvia is a leading notification and information service for government agency buyers and business suppliers. With our DemandStar procurement solution, we help government agencies inform and update suppliers electronically. Additionally, Onvia has expanded its product offering and now alerts customers of private sector opportunities across the United States as well.

Our service makes it more efficient for companies of all sizes and industries to access and compete for new business opportunities. Our strength is based on our broad, nationwide coverage of state and local government opportunities unequalled by other sources. Because state and local government purchasing is decentralized, businesses find it time consuming and expensive to locate these opportunities. By using our service, businesses no longer have to scour newspapers, trade periodicals, or the Internet in search of government and private sector opportunities. Onvia provides cost-effective access to revenue opportunities from state and local municipalities generally within 24 hours of their publication by the agency. Our customers are automatically notified of and updated on government and private sector opportunities that match their business profile.

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

We also have a variety of products that keep businesses informed of private sector opportunities, including a news clipping service and a lead notification service. These private sector products are currently primarily focused on the architecture, engineering and construction industries (AEC), but will expand in the future to cover additional verticals.

Products

Onvia’s Agency Solution

DemandStar, Onvia’s agency tool, automates the process of request for proposal (RFP) and request for quote (RFQ) creation, posting, and document distribution. By providing agencies with online tools for creating templates for RFPs and RFQs, we help agencies eliminate many manual steps in the bidding process and increase the overall efficiency of their procurement process.

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

Onvia’s Supplier Solution

Our lead generation network consists of two complementary products, DemandStar by Onvia and The Onvia Guide, which automate the process of RFP and RFQ creation and posting, and document distribution for agencies. We offer products on a nationwide level, and down to the county level, that provide business suppliers access to federal, state and local government agency revenue opportunities in their selected geography. In January 2004 we also added private sector revenue opportunities to our product offering.

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to historical and current bid requests from approximately 440 contracted government agencies. Subscribers have access to agency bid requests by commodity or location, and to our library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

The Onvia Guide

The Onvia Guide is an excellent complement to our DemandStar by Onvia offering. The Onvia Guide is a daily e-mail publication of business leads from the private sector and from more than 45,000 government-purchasing offices. The leads published daily to each subscriber are professionally formatted and are customized based upon the selected locations and categories of the customer.

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

The addition of premium data products has positively impacted our average subscription price (ASP), and we expect this trend to continue. Average subscription price reflects the annual value of new and repeat transactions during the quarter.

Bid and Quote Publication

Our dedicated in-house research team aggregates and publishes thousands of bids and quotes on a daily basis to our subscribing customers. In the first quarter of 2004 we published approximately 159,000 bids and quotes, compared to approximately 112,000 bids and quotes in the first quarter of 2003, an increase of 42%. We have significantly increased the number of bids published by leveraging new technology and through efficiencies gained in our research team. While we expect to continue to see increases in the number of bids and quotes published, we expect the increases will be more modest in the future.

Customers

As of March 31, 2004, we had approximately 26,300 subscribers and enterprise licensees, compared to approximately 24,000 at March 31, 2003. The increase in our user count comes primarily from growth in our enterprise licensees, an area where we have allocated additional resources to increase the adoption of our services by these customers. We expect to continue to see modest increases in our user count as we continue to expand our product offering, continue to penetrate the enterprise market, and improve retention of our existing customers through continued focus on customer satisfaction.

Premium Subscribers and Enterprise Licensees

Premium subscribers are customers who subscribe at the metro-level and above. Premium subscribers receive more leads, directly leading to higher customer satisfaction and retention rates. We also target enterprise level businesses to adopt our products. Enterprise licensees include larger companies who purchase multiple licenses for daily lead notification, or purchase Onvia data for redistribution to their employees or customers, or for remarketing their own products. We believe there is a significant market opportunity for this solution, and we have allocated additional resources to penetrate this market.

Our premium subscribers and enterprise licensees represented approximately 66% of total users as of March 31, 2004, compared to 48% as of March 31, 2003. We expect to continue to see increases in the number and percentage of premium customers and enterprise licensees, but we expect the increases to be more modest in the future.

We increased our ASP to $627 in the first quarter of 2004, an increase of 55% compared to $404 in the first quarter of 2003. This increase in ASP demonstrates our success in acquiring new premium subscribers and enterprise licensees and upgrading our existing subscribers to higher value products. Our focus on acquisition and retention of these premium subscribers and enterprise licensees should continue to positively impact our ASP.

Agency Services

Government agency participation is an important factor in the success of Onvia’s business. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their suppliers. Uploading bids and quotes to the DemandStar system is a key component to customer satisfaction and retention. Once an agency adopts the DemandStar procurement solution, they provide marketing support for the DemandStar service by providing a vendor list for direct marketing with the agency logo. In the first quarter of 2004 we added 13 new agencies, compared to 15 in the first quarter of 2003. The reduction in total agencies added reflects our initiative to sign agencies in metropolitan statistical areas (MSAs), which generally require more time to sign due to increased competition. MSAs represent core areas containing a substantial population nucleus, and targeting agencies in these MSAs yields a higher concentration of suppliers to target for direct mail marketing, our primary technique for agency supplier acquisition. Due to the value associated with our agency partners, we added additional resources to this team in the first quarter of 2004. We expect the number of agencies utilizing our service to increase in these targeted MSAs as a result of our continued focus on signing agencies in strategic geographic regions.

Results of Operations for the Three months ended March 31, 2004 Compared to the Three months ended March 31, 2003

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2004 increased 39% to $3.1 million, compared to $2.2 million for the three months ended March 31, 2003. The increase was due to increases in the average subscription price attributable to our success in acquiring new premium subscribers and upgrading our existing customers to premium products, combined with growth in our overall user count as a result of increased adoption of our product by enterprise licensees.

Costs of revenues were $366,000 and $296,000 for the three months ended March 31, 2004 and 2003, respectively, representing an increase of $70,000, or 24%, in 2004. Our cost of revenue primarily represents payroll related expenses associated with the publishing of our daily bid notification service, but also includes credit card processing fees and third party content fees. The increase over the comparable three month period was primarily attributable to an increase in third party content fees of approximately $29,000, and an increase in payroll related expenses of approximately $26,000 from an increase in headcount; both resulted from increased lead generation requirements from new product introductions. The balance of the increase is due to increased credit card fees as a result of an increase in cash receipts for the comparable quarters.

Gross margin increased to 88% in the first quarter of 2004, compared to 87% in the same quarter in 2003. We were able to slightly increase our gross margin by increasing our ASP and by leveraging new technology to streamline our bid publication process. We expect our gross margin to remain relatively flat in the foreseeable future; however, it may vary in direct relationship to the number of new products and verticals we offer.

Sales and Marketing

Sales and marketing expenses were $2.3 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively, representing a decrease of $103,000, or 4%, in 2004. The decrease is primarily comprised of a reduction of $371,000 in deferred compensation and other allocated expenses, which include depreciation, amortization and facilities related expenses. Depreciation expenses decreased significantly due to a number of large assets becoming fully depreciated in early 2003. Depreciation and certain other expenses are allocated between the sales and marketing, technology and development, and general and administrative departments based on headcount. In addition to the decrease in allocated expenses, marketing expenses decreased by $118,000 as a result of lower direct mail marketing and database management expenses. Direct mail expenses were higher in 2003 as a result of a one-time expense associated with a large direct-mail campaign. The reduction in database management expenses is due to timing of maintenance on our database. We expect to incur additional database management expenses in 2004, consistent with the amount incurred in the first quarter of 2003, which was approximately $40,000. In addition, contract labor expenses decreased by $37,000. These decreases were partially offset by an increase of $441,000 in payroll related and recruiting expenses as a result of an increase in the headcount in our corporate sales organization to achieve greater penetration in the corporate customer and premium data markets, and an increase in commission expenses as a result of increased revenue compared to the prior year.

Technology and Development

Technology and development expenses were $596,000 and $924,000 for the three months ended March 31, 2004 and 2003, respectively, representing a decrease of $328,000, or 35%. The decrease is primarily attributable to a reduction of $327,000 in allocated expenses and deferred compensation, and a decrease of approximately $60,000 in payroll related expenses due to headcount reductions. These reductions were partially offset by an increase of $59,000 in facilities related expenses, primarily telecom expenses. Telecom expenses were lower in the first quarter of 2003 because we accrued credits due from accounts that were terminated.

General and Administrative

General and administrative expenses were $809,000 and $1.0 million for the three months ended March 31, 2004 and 2003, respectively, representing a decrease of $215,000, or 21%. The decrease is primarily attributable to a reduction of approximately $181,000 in insurance expenses due to a decline in our directors and officers insurance premiums, a decrease of $83,000 in professional fees as a result of a reduction in legal expenses due to the resolution of several pending lawsuits, and a decrease of $74,000 in allocated expenses and deferred compensation. These savings were partially offset by an increase of $77,000 in recruiting fees related to the search to fill vacancies on our Board of Directors, and an increase of $55,000 in payroll related expenses and consulting fees related to performance incentives, independent director compensation and management training.

Noncash Stock-Based Compensation

We record unearned stock compensation in connection with the grant or absorption in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is recorded as the difference, if any, between the fair market value of our common stock at the date of grant and the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. Unearned stock-based compensation had been fully amortized as of March 31, 2004. We recorded $2,000 and $178,000 of net noncash stock-based compensation expense for the three months ended March 31, 2004 and 2003, respectively. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Other Income, Net

Net other income was $85,000 and $132,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in comparable periods was primarily attributable to the amortization of license fees related to the licensing of our Canadian operations as part of the divestiture of our Canadian operations and web hosting business in 2001. Amortization of these license fees amounted to approximately $40,000 in the first quarter of 2003 and were included in other income. These license fees were fully amortized by the third quarter of 2003.

Net Loss and Net Loss per Share

Net loss decreased by 60% to $925,000 for the three months ended March 31, 2004, compared to $2.3 million for the same period in 2003 as a result of the increase in revenue and decrease in expenses discussed above. On a per share basis, net losses were $0.12 per share and $0.30 per share for the three months ended March 31, 2004 and 2003, respectively.

Recent Developments

In January 2004, we engaged a third party recruiting firm to assist us in our search to fill one of the vacancies on our Board of Directors. Total fees under this agreement are $70,000, plus direct expenses. $46,666 of this obligation had been paid as of March 31, 2004. The search to fill the vacancies is ongoing as of the date of this report.

In February 2004, we formally terminated our engagement with Broadview International, LLC (“Broadview”). Broadview had been engaged to assist us in identifying suitable transactions to enhance stockholder value. After reviewing our options, our Board of Directors concluded that the best way to enhance stockholder value is to utilize our balance sheet and operating momentum to accelerate our growth rate and achieve profitability. Accordingly, the engagement with Broadview was terminated.

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

On March 31, 2004, Nancy J. Schoendorf and Kenneth A. Fox submitted, and the Board accepted, resignations as members of Onvia’s Board of Directors. Neither of the resignations was due to a disagreement with Onvia on any matter relating to Onvia’s operations, policies, or practices. James L. Brill and Roger L. Feldman were appointed to the Board of Directors effective March 31, 2004 to fill the vacancies created by such resignations.

Significant Accounting Policies and Management Estimates

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue as of March 31, 2004 consists of payments received for prepaid annual and quarterly subscriptions whose terms extend into future periods.

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

Lease Obligations

As a result of the closure of our Canadian operations and B2B exchange and the elimination of our outside sales force in 2001, we have recorded charges to accrue rental payments on our idle office space leases through the remainder of the lease obligations in March 2010. Based on our most recent evaluation we anticipate that our existing accrual will be sufficient to cover our remaining contractual obligations, assuming that we will have approximately half of the space sublet by mid-2005 and the remainder of the space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010.

We currently have approximately 52,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington. We also have approximately 2,000 square feet of idle office space in Bellevue, Washington, but we have signed an agreement with the landlord of that building that will remove our contractual obligation on this space effective August 1, 2004. At March 31, 2004, the total accrual related to future lease payments and estimated broker fees on our idle office space and other exit costs was $8.3 million. Our total obligation for office space under lease, inclusive of the lease payments included in our $8.3 million accrual, is approximately $16.4 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued and we may be required to make an additional accrual.

Fair Value of Financial Instruments

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

Contractual Obligations

Future required payments under contracts, excluding operating expenses, as of March 31, 2004 are as follows for the periods specified:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$16,417,580	$3,024,187	$8,122,850	$5,270,543	$—
Purchase obligations (1)	23,333	23,333	—	—	—

Total	$16,440,913	$3,047,520	$8,122,850	$5,270,543	$—

(1)	Purchase obligations relate to professional fees owed to a third party for the recruitment of a new member for the Company’s Board of Directors. In addition to the fees above, we will be billed for direct out-of-pocket expenses relating to the search; these fees are estimated at 10% of the original total retainer fee, or approximately $7,000.

Future required payments under contracts shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Sublease income on operating leases	$1,387,610	$593,029	$794,581	$—	$—

Total	$1,387,610	$593,029	$794,581	$—	$—

Provision for Income Taxes

Onvia has incurred net operating losses from March 25, 1997 (inception) through March 31, 2004, and therefore has not recorded a provision for income taxes. Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $30.2 million at March 31, 2004. In addition, at March 31, 2004 we held $1.1 million in long-term investments. Short-term investments are invested in money market funds fully invested in obligations of the U.S. Government, commercial paper, municipal and auction rate securities, and corporate debt securities with maturities of one year or less. Long-term investments are invested in the same types of investments, but have maturities of between 12 to 13 months. All of our investments carry a minimum rating of A+, A-1, P-1 or equivalent. The portfolio is diversified among security types and issuers and does not include any derivative financial instruments. At March 31, 2004, our working capital was $21.9 million.

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Our contractual obligation on our operating leases is approximately $16.4 million, not including operating expenses, at March 31, 2004. We have reserved approximately $8.3 million at March 31, 2004, which includes our contractual obligations on our idle leases and our estimate of operating expenses related to the idle space, assuming that we will be able to sublease approximately half of the remaining 52,000 square feet of idle space by mid-2005 and the remainder of this space by the end of 2005. While we anticipate that we will be able to sublease our idle space by the end of 2005, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

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

Operating Activities

Net cash used by operating activities was $1.1 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively, an improvement of $1.4 million. The improvement in net cash used by operating activities in the first three months of 2004 was primarily attributable to a lower net loss as a result of increased revenues and lower operating expenses, including depreciation and amortization, a decrease in payments for prepaid expenses and other current assets, and a decrease in the payment of accounts payable and accrued restructuring compared to the same period in 2003. Net cash payments for accrued restructuring decreased primarily due to the sublease of 19,000 square feet in our former corporate facility in Seattle, WA.

Investing Activities

Net cash provided by investing activities was $2.3 million for the three months ended March 31, 2004, compared to net cash used in investing activities of $4.3 million for the same period in 2003. The change from net cash used in investing activities to net cash provided by investing activities is primarily due to an increase in the maturity of short-term investments in the first quarter of 2004 compared to the same period in 2003. Maturities of $8.4 million in the first quarter of 2004 were partially offset by an increase in the purchase of short term investments of $1.9 million in the first quarter of 2004 compared to the first quarter of 2003.

Financing Activities

Net cash provided by financing activities was $29,000 in the three months ended March 31, 2004, compared to $0 in the same period in the prior year. Net cash provided by financing activities in the first quarter of 2004 was entirely related to employee option exercises

Recent Accounting Pronouncements

No new accounting standards were issued during the first quarter of 2004 or prior to the filing of this report that are expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

If we are unable to increase subscribership to our premium, higher priced products, our business will suffer

We must continue to attract and retain subscribers to our premium, higher-priced services to achieve our growth and profitability goals. Subscribers to our premium services have higher average subscription prices (ASP), higher renewal rates and provide greater lifetime value to the Company.

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

Our current and potential competitors include Internet-based and traditional companies such as BidNet, Governmentbids / Mediagrif, TrueAdvantage, e.Republic, FedMarket, BidMain, McGraw-Hill, Contractors Register, Input and other companies focused on providing services to government agencies and their vendors.

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

Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating the monthly lease payments on our idle office space

We currently have approximately 52,000 square feet of idle office space in the Seattle area. Based on our most recent analysis, we estimate that we will have approximately half of the remaining idle lease space sublet by mid-2005 and the remainder by the end of 2005. We currently have approximately $8.3 million accrued for our contractual obligations on our idle and sublet lease space and our estimate of operating costs on this idle space. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. If the commercial real estate market in Seattle remains depressed and we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be adversely affected and our stock price could decline.

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

We have incurred negative cash flows from operations in each quarter since inception. Under our current operating plan we expect to continue to incur negative cash flows in the future

To increase revenue, we will need to continue to attract customers and suppliers to our network and expand our service offerings. Under our operating plan, it is also projected that we will continue to incur significant sales and marketing, technology and development, and general and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect our business, operating results and financial condition and may adversely affect the market price of our stock.

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

We may be unable to obtain future DemandStar by Onvia contracts through the RFP process

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

We face security risks related to the electronic transmission of confidential information

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

We may be unable to effectively combat unauthorized redistribution of our published information

A number of entities have been identified as having utilized our published information for unauthorized redistribution. We have been and will continue to be aggressive about monitoring and combating such unauthorized use, and are considering technological avenues for blocking such users from our website. However, if we fail to effectively combat such unauthorized use, our business will be harmed.

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

All of our web servers are housed at our corporate headquarters in Seattle, Washington. Our experience and expertise in maintaining web and database servers may not be adequate to prevent interruptions and failures of our network web site service. Regardless of whether our servers are maintained by an ISP or in-house, our backup systems may not be sufficient to prevent major interruptions to our operations, and our disaster recovery plan is not yet finalized. We may not have sufficient business interruption insurance to cover losses from major interruptions. We have identified an offsite facility to house our disaster recovery site and we began deployment at the beginning of the third quarter of 2003. We anticipate that deployment will be completed near the end of the second quarter of 2004. After successful deployment to an off-site location, our IT organization will conduct semi-annual disaster recovery testing.

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

Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Onvia is defending against a litigation matter as detailed in the legal proceedings section at Item 1 of Part II of this Report. In such a lawsuit, we have directors and officers insurance of $30 million to cover defense costs and any award or settlement, less our deductible of $250,000. It is also possible that defense of this and future claims may result in a significant diversion of management attention.

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

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of March 31, 2004, and due to our investment policies and the short-term nature of our investments, we have determined that the risk associated with interest rate fluctuations is immaterial.

Our investment portfolio consists of money market funds, commercial paper, municipal securities and corporate debt securities with remaining maturities of thirteen months or less. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. We invest primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of March 31, 2004 and December 31, 2003, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

We expect our foreign currency risk exposure to be insignificant, since we disposed of our Canadian operations in March 2001.

Equity Price Risk

We do not own any equity instruments, therefore, we expect our equity price risk to be insignificant.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

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

(b) Reports on Form 8-K

The following report was filed on Form 8-K during the quarter ended March 31, 2004:

On February 6, 2004 Onvia filed a Current Report on Form 8-K, reporting under Item 7 and Item 12 announcing that, on February 6, 2004, we issued a press release announcing our financial results for the fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA.COM, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board and
Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

Date: May 13, 2004