Form 10-Q
period 2004-06-30
ONVIA INC
filed 2004-08-12
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29609

ONVIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1859172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1260 Mercer Street

Seattle, Washington 98109

(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (206) 282-5170

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

Common stock, par value $.0001 per share: 7,714,759 shares outstanding as of July 15, 2004.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,930	$22,728
Short-term investments	7,234	7,654
Accounts receivable, net of allowance for doubtful accounts of $61 and $46	598	343
Prepaid expenses and other current assets	764	761

Total current assets	31,526	31,486

PROPERTY AND EQUIPMENT, NET	2,007	2,160

LONG-TERM INVESTMENTS	—	2,001
OTHER ASSETS, NET	4,250	4,219

TOTAL ASSETS	$37,783	$39,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$566	$662
Accrued expenses	691	718
Accrued restructuring	2,633	2,742
Unearned revenue	6,016	5,064

Total current liabilities	9,906	9,186

LONG TERM LIABILITIES:
Accrued restructuring	5,080	6,319
Deferred rent	200	176

Total liabilities	15,186	15,681

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,328	347,239
Accumulated other comprehensive loss	(21)	—
Unearned stock compensation	—	(2)
Accumulated deficit	(324,710)	(323,052)

Total stockholders’ equity	22,597	24,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,783	$39,866

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(thousands, except per share data)		(thousands, except per share data)
Revenue	$3,212	$2,431	$6,270	$4,635

Cost of revenue	370	313	736	609

Gross margin	2,842	2,118	5,534	4,026

Operating expenses:
Sales and marketing	2,295	2,269	4,579	4,669
Technology and development	576	784	1,186	1,709
General and administrative	841	814	1,648	1,838

Total operating expenses	3,712	3,867	7,413	8,216

Loss from operations	(870)	(1,749)	(1,879)	(4,190)
Other income, net	138	194	222	327

Net loss	$(732)	$(1,555)	$(1,657)	$(3,863)

Unrealized loss on available-for-sale securities	(21)	—	(21)	—

Other comprehensive loss	$(753)	$(1,555)	$(1,678)	$(3,863)

Basic and diluted net loss per common share	$(0.10)	$(0.20)	$(0.22)	$(0.50)

Basic and diluted weighted average shares outstanding	7,706	7,666	7,697	7,663

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,657)	$(3,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	1,290
Gain on sale of property and equipment	(6)	—
Noncash stock-based compensation	2	304
Change in certain assets and liabilities:
Accounts receivable	(255)	99
Prepaid expenses and other current assets	(3)	(342)
Other assets	(41)	(29)
Accounts payable	(97)	(252)
Accrued expenses	(27)	17
Accrued restructuring	(1,348)	(1,624)
Unearned revenue	952	903
Deferred rent	24	14

Net cash used in operating activities	(2,124)	(3,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(118)	(374)
Proceeds from sales of property and equipment	6	—
Purchases of investments	(11,337)	(4,245)
Sales and maturities of investments	13,737	11
Additions to internally developed software	(51)	(156)

Net cash provided by / (used in) investing activities	2,237	(4,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock purchase plans	89	7

Net cash provided by financing activities	89	7

Net increase / (decrease) in cash and cash equivalents	202	(8,240)

Cash and cash equivalents, beginning of period	22,728	35,051

Cash and cash equivalents, end of period	$22,930	$26,811

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiaries, collectively referred to as “Onvia” or “the Company.” The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”).

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

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have increased to the pro forma amounts indicated below for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(thousands, except per share data)		(thousands, except per share data)
Net loss:
As reported	$(732)	$(1,555)	$(1,657)	$(3,863)
Add: Stock-based compensation included in reported net income	—	125	2	304
(Deduct): Stock-based compensation determined under fair-value based method	(133)	(458)	(398)	(940)

Pro forma net loss	$(865)	$(1,888)	$(2,053)	$(4,499)

Net loss per share:
As reported - basic and diluted	$(0.10)	$(0.20)	$(0.22)	$(0.50)
Pro forma - basic and diluted	$(0.11)	$(0.25)	$(0.27)	$(0.59)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average risk free rate	3.68%	3.11%	3.31%	3.31%
Volatility	53%	106%	52%	124%
Dividends	$0	$0	$0	$0
Expected life (in years)	6.39	6.28	6.47	6.49

3.	Cash, Cash Equivalents and Investments

Onvia considers all highly liquid instruments with a remaining maturity of three months or less to be cash equivalents. We classify investments with remaining maturities of more than three months and less than one year as short-term investments, and investments with remaining maturities of more than one year as long-term investments. In accordance with our investment policy, long-term investments are limited to original maturities of no more than thirteen months. For available for sale securities, changes in fair value are recognized in other comprehensive income until the security is sold and the resulting gain or loss is recognized in earnings.

4.	Net Loss Per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of June 30, 2004 and 2003, stock options, warrants and nonvested common stock totaling 1,094,247 and 1,072,485 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5.	Idle Leases

We currently have approximately 52,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington as a result of the closure of our B2B exchange in 2001.

In October 2003 we signed an agreement with our landlord to remove from our lease obligation 2,000 square feet of our approximately 5,000 square feet of idle office space in Bellevue, Washington beginning August 1, 2004. This office space was acquired via our Globe-1 acquisition, and the lease expires in March 2005. The remaining 3,000 square feet in this office was sublet in February 2004 through the remainder of our contractual obligation in March 2005. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our restructuring accrual.

In November 2003 we sublet approximately 19,000 square feet in a former corporate facility in Seattle, Washington. The sublease runs through the end of our contractual obligation on the space in August 2006. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our restructuring accrual. Per the terms of the sublease, we established a letter of credit in the amount of approximately $181,000. This letter of credit is secured by a deposit of $181,000, which is included in other assets at June 30, 2004.

We estimate that it will take until the end of 2005 to find suitable tenants to sublease the remaining 52,000 square feet in our current corporate headquarters. At June 30, 2004, the total accrual related to future lease payments and estimated broker fees on our idle and sublet office space was $7.7 million. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have approximately half of the idle space sublet by mid-2005 and the remainder of the space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010. The obligation for office space under lease, inclusive of the lease payments included in our $7.7 million accrual, is approximately $15.7 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued.

The following table displays a rollforward of the accrual included in the restructuring charge established for real estate and other exit costs through June 30, 2004 (in thousands):

	Accruals at December 31, 2003	Amounts Paid	Accruals at June 30, 2004
Real estate and other exit costs	$9,061	$(1,348)	$7,713

The real estate and other exit costs, consisting principally of idle leased office space in Seattle, are expected to be paid out through 2010. Management will continue to evaluate this estimate on a periodic basis.

Our leasing arrangement for our current corporate facilities required a letter of credit of $3.5 million to be issued to the landlord through May 2010. This letter of credit is secured by a deposit of $3.5 million, which is included in other assets at June 30, 2004 and December 31, 2003.

6.	Related Party Transactions

At June 30, 2004 the Company held a promissory note that was issued to Kristin McLaughlin, our former Chief Strategy Officer. The note was issued in April 2001 in the amount of $350,000 and had a remaining principal and interest balance of approximately $266,000 as of June 30, 2004. The note is due in full in April 2006 and is included in other assets as of June 30, 2004 and December 31, 2003. The Company holds 45,000 shares of Onvia common stock issued in Ms. McLaughlin’s name as collateral on the promissory note.

7.	New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The guidance provided in this EITF is effective for periods beginning after June 15, 2004. We do not expect the adoption of EITF Issue No. 03-1 to have a material effect on our financial condition or results of operations.

8.	Commitments and Contingencies

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and

Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement has been negotiated and we are awaiting the court’s approval on the final settlement. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit.

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

We have incurred net operating losses from March 25, 1997 (inception) through June 30, 2004, and therefore have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements for many reasons, including, but not limited to, the factors described under “Risk Factors” and elsewhere in this report, and under the heading “Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

RISK FACTORS

•	Risks related to our growth strategy

•	We may not be able to meet our projected renewal rates

•	We may not achieve our projections for adoption of our products by targeted enterprise customers

•	We may not be able to increase subscribership to our premium, higher priced products

•	We may fail to introduce new products that are broadly accepted by our customers

•	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our customers, and they may be unable to achieve expected sales targets

•	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

•	We may be required to increase our marketing expenses in order to generate sufficient sales leads to achieve our revenue goals

•	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties

•	We may not be able to maintain adequate bid flow to our customers if governmental agencies collectively reduce spending

•	Some agencies may be required to go through a formal Request for Proposal (RFP) process before signing up for our DemandStar by Onvia service, and we may be unable to win contracts through this process

•	Intense competition could impede our ability to gain market share

•	Risks related to our ability to eliminate or reduce our idle lease obligations

•	Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating or reducing the monthly lease payments on our idle office space

•	Financial, economic and market risks

•	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control

•	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	Lead generation services are at an early stage of development and market acceptance, and may not prove to be viable

•	We have a limited operating history, making it difficult to evaluate our business and future prospects

•	We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the future

•	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

•	We may require significant additional capital in the future, which may not be available on suitable terms, or at all

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

•	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

•	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

•	Operational risks

•	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation

•	We face security risks related to the electronic transmission of confidential information

•	We may be unable to effectively combat unauthorized redistribution of our published information

•	Potential system failures could cause an interruption in the service of our network and impact our ability to compile bid information and deliver our product to our customers

•	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all

•	Increased blocking of our emails could negatively impact customer satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	If we fail to expand our current technology infrastructure and network software system, it may be unable to accommodate our anticipated growth

•	Regulatory, judicial or legislative risks

•	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

•	If government agencies require Onvia to provide the entire bid document to our subscribers, we would need to develop a new method of obtaining bid documents

•	Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Results of Operations

Overview

Onvia is a leading notification and information service for government agency buyers and business suppliers. With our DemandStar procurement solution, we help government agencies inform and update suppliers electronically. In addition, Onvia has expanded its product offering and now alerts customers of private sector opportunities across the United States.

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

We also have a variety of products that keep businesses informed of private sector opportunities, including a news clipping service and a lead notification service. These private sector products are currently primarily focused on the architecture, engineering and construction industries (AEC), and may expand in the future to cover additional verticals.

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

DemandStar by Onvia

Subscribers to the DemandStar by Onvia service have access to historical and current bid requests from approximately 460 contracted government agencies. Subscribers have access to agency bid requests by commodity or location, and to our library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

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

Bid and Quote Publication

Our dedicated in-house research team aggregates and publishes thousands of bids and quotes on a daily basis to our subscribing customers. In the second quarter of 2004 we published approximately 179,000 bids and quotes, an increase of 29% compared to approximately 139,000 bids and quotes in the second quarter of 2003. We have significantly increased the number of bids published by leveraging new technology and through efficiencies gained in our research team. While we expect to continue to see increases in the number of bids and quotes published, we expect the increases to become more modest in the future.

Customers

As of June 30, 2004, we had approximately 24,800 subscribers and enterprise licensees, compared to approximately 24,000 at June 30, 2003. The increase in our user count comes primarily from growth in our enterprise licensees, an area where we have allocated additional resources to increase the adoption of our services by these customers. We expect to continue to see modest increases in our user count as we continue to expand our product offering, continue to penetrate the enterprise market, and improve retention of our existing customers through continued focus on customer satisfaction.

During the second quarter of 2004, we took steps to improve the financial metrics we report to our shareholders. Onvia consolidated the count of high value subscribers that had subscriptions to both of Onvia’s unique products, The Onvia Guide, and DemandStar by Onvia. We now count the two subscriptions from one customer as one unique subscriber in our metrics. As a result of this change in methodology, total subscribers and enterprise licensees were reduced by approximately 1,500 accounts to 24,800 as of June 30th, 2004.

High Value Subscribers and Enterprise Licensees

High value subscribers are customers who subscribe at the metro-level and above. High value subscribers receive more leads, directly leading to higher customer satisfaction and retention rates. We also target enterprise level businesses to adopt our products. Enterprise licensees include larger companies who purchase multiple licenses for daily lead notification, or purchase Onvia data for redistribution to their employees or customers, or for remarketing their own products. We believe there is a significant market opportunity for this solution, and we are optimistic that we will increase our penetration in this market in the coming quarters.

Our high value subscribers and enterprise licensees represented approximately 68% of total users as of June 30, 2004, compared to 54% as of June 30, 2003. We expect to continue to see increases in the number and percentage of high value customers and enterprise licensees, but we expect the increases to be more modest in the future.

We increased our ASP to $744 in the second quarter of 2004, an increase of 57% compared to $473 in the second quarter of 2003. This increase in ASP is attributable to our success in acquiring new high value subscribers and enterprise licensees and upgrading our existing subscribers to premium products. Our focus on acquisition and retention of these high value subscribers and enterprise licensees should continue to positively impact our ASP.

Agency Services

Government agency participation is an important factor in the success of Onvia’s business. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their suppliers. Uploading bids and quotes to the DemandStar system is a key component to customer satisfaction and retention. Once an agency adopts the DemandStar procurement solution, they provide marketing support for the DemandStar service by providing a vendor list for direct marketing with the agency logo. In the second quarter of 2004 we added 17 new agencies, compared to 11 in the second quarter of 2003. Due to the value associated with our agency partners, we added additional resources to this team in the first quarter of 2004, which contributed to the quarter-over-quarter increase in agencies signed. Our agency services team is specifically focused on signing agencies in metropolitan statistical areas (MSAs). MSAs represent core areas containing a substantial population nucleus, and targeting agencies in these MSAs yields a higher concentration of suppliers to target for direct mail marketing, our primary technique for agency supplier acquisition. We expect the number of agencies utilizing our service to increase in these targeted MSAs as a result of our continued focus on signing agencies in strategic geographic regions.

Results of Operations for the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2004 increased 32% to $3.2 million, compared to $2.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, revenue was $6.3 million and $4.6 million, respectively, representing an increase of 35% in 2004. The increase for the three and six month periods was due to increases in ASP attributable to our success in acquiring new high value subscribers and upgrading our existing customers to premium products.

Costs of revenues were $370,000 and $313,000 for the three months ended June 30, 2004 and 2003, respectively, representing an increase of $57,000, or 18%, in 2004. The increase for the comparable three month periods was primarily due to an increase of $29,000 in payroll related expenses as a result of an increase in headcount, and an increase of $25,000 attributable to an increase in third party content fees. Both increases resulted from increased lead generation requirements from new product introductions. Our cost of revenue primarily represents payroll related expenses associated with the publishing of our daily bid notification service, but also includes credit card processing fees and third party content fees.

Costs of revenues were $736,000 and $609,000 for the six months ended June 30, 2004 and 2003, respectively, representing an increase of $127,000, or 21%, in 2004. The increase for the comparable six month periods was primarily due to an increase of $83,000 in payroll related expenses as a result of an increase in headcount, and an increase of $57,000 attributable to an increase in third party content fees. Both increases resulted from increased lead generation requirements from new product introductions. These increases were partially offset by a decrease of $28,000 in fees paid for temporary contract help, which we were able to reduce by hiring permanent employees.

Sales and Marketing

Sales and marketing expenses were $2.3 million for the three months ended June 30, 2004 and 2003. Overall sales and marketing expenses were flat for the comparable three month periods; however, we did see an increase of $241,000 in payroll related expenses in 2004 as a result of an increase in the headcount in our enterprise sales organization to achieve greater penetration into the enterprise customer market. In addition, we saw an increase of $91,000 in marketing-related expenses as a result of initiatives undertaken to increase the effectiveness of our marketing efforts, such as updating our customer database, and initiatives to supplement our product content. We also saw an increase of $57,000 in travel related expenses due to the growth of our enterprise sales organization. These increases were partially offset by a decrease of $312,000 in depreciation, amortization and other allocated expenses, and a decrease of $58,000 in stock compensation expense. Depreciation decreased significantly due to a number of large assets becoming fully depreciated in the first half of 2003. Depreciation and certain other expenses are allocated between the sales and marketing, technology and development, and general and administrative departments based on headcount. All deferred stock compensation had been fully amortized at the end of the first quarter of 2004.

For the six months ended June 30, 2004 and 2003, sales and marketing expenses were $4.6 million and $4.7 million, respectively. Although expenses for the comparable six month periods are relatively flat, we did see an increase of $661,000 in payroll related expenses as a result of the increased headcount in our enterprise sales organization, which we launched at the end of the first quarter of 2003. We also saw an increase of $59,000 in travel related expenses due to the growth of our enterprise sales organization. These increases were offset by a decrease of $644,000 in depreciation, amortization and other allocated expenses primarily as a result of assets becoming fully depreciated in the first half of 2003. We also experienced a decrease of $140,000 in stock compensation expense, and a decrease of $27,000 in marketing-related expenses. The increase of $91,000 in marketing expenses we experienced in the comparable second quarters was offset by lower marketing expenses in 2004 for the comparable first quarters. Marketing expenses in the first quarter of 2004 were $118,000 lower when compared to the first quarter of 2003 as a result of lower direct mail marketing and database management expenses. Direct mail expenses were higher in the first quarter of 2003 as a result of a one-time expense associated with a large direct mail campaign.

Technology and Development

Technology and development expenses were $576,000 and $784,000 for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of $208,000, or 27%, in 2004. The decrease is primarily comprised of a decrease of $79,000 in payroll related expenses due to headcount reductions in the fourth quarter of 2003, and a reduction of $79,000 in depreciation, amortization and other allocated costs primarily due to certain assets becoming fully depreciated in 2003. In addition, stock compensation expense decreased by $49,000 in the first quarter of 2004, compared to the same period in 2003.

For the six months ended June 30, 2004 and 2003, technology and development expenses were $1.2 million and $1.7 million, respectively, representing a decrease of $523,000, or 31%, in 2004. The decrease resulted from a decrease of $316,000 in depreciation and other allocated expenses as a result of assets becoming fully depreciated in 2003, a decrease of $140,000 in payroll related expenses as a result of the headcount reductions mentioned above, and a decrease of $119,000 in stock compensation expenses. These expense reductions were offset by an increase of $63,000 in telecom expenses, which were lower in the first quarter of 2003 due to the recognition of refunds due from terminated telecom contracts.

General and Administrative

General and administrative expenses were $841,000 and $814,000 for the three months ended June 30, 2004 and 2003, respectively, representing an increase of $27,000, or 3%, in 2004. Although expenses for the comparable quarters were relatively flat, we did see an increase of $143,000 in Delaware franchise taxes and NASDAQ dues. These taxes and dues were significantly lower in the second quarter of 2003 because we recorded a franchise tax refund resulting from a change in the tax calculation after our one-for-ten reverse stock split that occurred in July 2002. In addition, recruiting and consulting expenses increased by $87,000 primarily relating to search fees paid to a third party recruiting firm to fill vacant management positions. We also saw an increase of $34,000 in payroll related expenses due to salary increases, an increase of $31,000 in travel and entertainment expenses due to increased travel to our corporate headquarters by our new board members and an increase in team building activities, and an increase of $11,000 in bad debt expense due to our increasing accounts receivable balance. These increases were offset by a decrease of $130,000 in insurance expenses due to a decline in our directors and officers insurance premiums, a decrease of $89,000 in professional fees as a result of the resolution of several pending lawsuits, a decrease of $44,000 in depreciation and other allocated expenses, and a decrease of $18,000 in stock compensation expenses.

For the six months ended June 30, 2004 and 2003, general and administrative expenses were $1.6 million and $1.8 million, respectively, representing a decrease of $190,000, or 10%, in 2004. The decrease is primarily due to a decrease of $311,000 in insurance expenses as a result of lower directors and officers insurance premiums, a decrease of $171,000 in professional fees due to resolution of pending lawsuits, a decrease of $92,000 in depreciation and other allocated expenses, and a decrease of $43,000 in stock compensation expense. These reductions were offset by increases of $192,000 in recruiting and consulting expenses relating to recruiting fees paid to fill vacancies on our Board of Directors and other management positions. We also saw increases of $144,000 in Delaware franchise taxes and NASDAQ dues as discussed above, $61,000 in payroll expenses from salary increases, $45,000 in travel and entertainment expenses, and $16,000 in bad debt expenses due to our increasing accounts receivable balance.

Noncash Stock-Based Compensation

We record unearned stock compensation in connection with the grant or absorption in a purchase business combination of certain stock options and other equity instruments. For employee options, unearned stock compensation is recorded as the difference, if any, between the fair market value of our common stock at the date of grant and the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. Unearned stock-based compensation had been fully amortized by the end of the first quarter of 2004. We recorded $125,000 of net noncash stock-based compensation expense for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, we recorded $2,000 and $304,000 of net noncash stock-based compensation expense, respectively. Noncash stock-based compensation expense is recorded within the operating expense category based on the classification of the related employee.

Other Income, Net

Net other income was $138,000 and $194,000 for the three months ended June 30, 2004 and 2003, respectively, a decrease of $56,000. The decrease was primarily attributable to the amortization of license fees related to the licensing of our Canadian operations as part of the divestiture of our Canadian operations and web hosting business in 2001. Amortization of these license fees amounted to approximately $40,000 in the second quarter of 2003 and was included in other income. These license fees were fully amortized by the third quarter of 2003.

For the six months ended June 30, 2004 and 2003, we recorded net other income of $222,000 and $327,000, respectively. The decrease was primarily attributable to the amortization of license fees from our Canadian operations. Amortization of these license fees amounted to approximately $80,000 in the first half of 2003 and was included in other income.

Net Loss, Net Loss per Share and Other Comprehensive Loss

For the three months ended June 30, 2004, net loss decreased by 53% to $732,000, compared to $1.6 million for the same period in 2003 as a result of the increase in revenue and decrease in expenses discussed above. On a per share basis, net losses were $0.10 per share and $0.20 per share for the three months ended June 30, 2004 and 2003, respectively. Other comprehensive loss for the three months ended June 30, 2004 was $753,000. Other comprehensive losses for the three and six month periods in 2004 include unrealized losses on available-for-sale securities. For the three and six months ended June 30, 2003, other comprehensive loss equals net loss, because there were no unrealized gains or losses on our available-for-sale securities.

For the six months ended June 30, 2004, net loss decreased by 57% to $1.7 million, compared to $3.9 million for the same period in 2003 as a result of the increase in revenue and decrease in expenses discussed above. On a per share basis, net losses were $0.22 per share and $0.50 per share for the six months ended June 30, 2004 and 2003, respectively. Other comprehensive loss for the six months ended June 30, 2004 was $1.7 million.

Recent Developments

On June 25, 2004, at Onvia’s annual shareholders meeting, our shareholders approved a name change to Onvia, Inc., from Onvia.com, Inc.

Critical Accounting Policies and Management Estimates

Revenue Recognition

We offer annual, quarterly and monthly payment options and subscription revenues are generally prepaid at the beginning of the subscription term. We also offer extended, multi-year contracts to our enterprise customers. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue as of June 30, 2004 represents the unrecognized contract value for prepaid annual, quarterly and multi-year subscriptions whose terms extend into future periods.

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

We currently have approximately 52,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington. We also have approximately 2,000 square feet of idle office space in Bellevue, Washington, but we have signed an agreement with the building’s landlord that removes our contractual obligation on this space effective August 1, 2004. At June 30, 2004, the total accrual related to future lease payments and estimated broker fees on our idle office space and other exit costs was $7.7 million. Our total obligation for office space under lease, inclusive of the lease payments included in our $7.7 million accrual, is approximately $15.7 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued and we may be required to make an additional accrual.

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

Fair Value of Financial Instruments

Onvia’s financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, and accrued liabilities. We believe that the carrying amounts of the financial instruments approximate their fair value. The estimated fair values of our investments were derived using market quotes.

Contractual Obligations

Future required payments under contracts, excluding operating expenses, as of June 30, 2004 are as follows for the periods specified:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$15,651,383	$2,987,411	$8,042,204	$4,621,768	$—
Purchase obligations (1)	67,365	67,365	—	—	—

Total	$15,718,748	$3,054,776	$8,042,204	$4,621,768	$—

(1)	Purchase obligations relate to management recruiting fees and market research activities. In addition to the fees above, we will be billed for direct out-of-pocket expenses relating to the recruiting contract; these fees are estimated at 10% of the remaining fee, or approximately $2,500.

Future required payments under contracts shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Sublease income on operating leases	$1,239,560	$584,801	$654,759	$—	$—

Total	$1,239,560	$584,801	$654,759	$—	$—

Provision for Income Taxes

Onvia has incurred net operating losses from March 25, 1997 (inception) through June 30, 2004, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $30.2 million at June 30, 2004. Short-term investments are invested in money market funds fully invested in obligations of the U.S. Government, commercial paper, municipal and auction rate securities, and corporate debt securities with maturities of one year or less. Long-term investments are invested in the same types of investments, but have maturities of between 12 to 13 months. All of our investments carry a minimum rating of A+, A-1, P-1 or equivalent. The portfolio is diversified among security types and issuers and does not include any derivative financial instruments. At June 30, 2004, our working capital was $21.6 million.

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Our contractual obligation on our operating leases is approximately $15.7 million, not including operating expenses, at June 30, 2004. We have accrued approximately $7.7 million at June 30, 2004, which includes our contractual obligations and our estimate of operating expenses on our idle leases, assuming that we will be able to sublease approximately half of the remaining 52,000 square feet of idle space by mid-2005 and the remainder of this space by the end of 2005. While we anticipate that we will be able to sublease our idle space by the end of 2005, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

We currently plan to fund our operations with our existing cash, cash equivalents and short-term investments, and from revenues generated from future operations, which we believe will be sufficient to satisfy our cash requirements under existing operating plans for the foreseeable future. However, if we engage in merger or acquisition transactions or our overall operating plans change, we may require additional equity or debt financing to meet future working capital needs, which may have a dilutive effect on existing stockholders or may include securities that have rights, preferences or privileges senior to those of the rights of our common stock. We cannot make assurances that if additional financing is required, it will be available, or that such financing can be obtained on satisfactory terms.

Per the terms of our original agreement with Broadview International, LLC (Broadview), which was terminated in February 2004, certain “business combinations,” including a transaction which results in a change in control of either the acquired or acquiring company or a sale of all or substantially all of the Company’s assets with certain named parties within one year of the termination date would result in a completion fee of $750,000 becoming due to Broadview. Alternatively, certain “other transactions,” including a cash distribution or a stock repurchase, would result in a completion fee of $500,000 becoming due to Broadview.

Operating Activities

Net cash used by operating activities was $2.1 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively, an improvement of $1.4 million, or 39%, in 2004. The improvement in net cash used by operating activities in 2004 was primarily attributable to a lower net loss as a result of increased revenues and lower operating expenses, a decrease in payments for prepaid expenses and other current assets, and a decrease in the payment of accounts payable and accrued restructuring compared to the same period in 2003. Net cash payments for accrued restructuring decreased primarily due to the sublease in November 2003 of 19,000 square feet in our former corporate facility in Seattle, Washington. These improvements in cash flow were partially offset by an increase in our accounts receivable balance resulting from an increase in sales to enterprise customers who typically have longer payment terms due to the higher subscription value than non-enterprise customers.

Investing Activities

Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2004, compared to net cash used in investing activities of $4.8 million for the same period in 2003. The change from net cash used in investing activities to net cash provided by investing activities is primarily due to an increase in the maturity of short-term investments in the first half of 2004 compared to the same period in 2003. Maturities of $13.7 million in the first half of 2004 were partially offset by an increase in the purchase of short term investments of $7.1 million in the first half of 2004 compared to the first half of 2003.

Financing Activities

Net cash provided by financing activities was $89,000 in the six months ended June 30, 2004, compared to $7,000 in the same period in the prior year. Net cash provided by financing activities in both respective periods was entirely related to employee option exercises and purchases under our employee stock purchase plan.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The guidance provided in this EITF is effective for periods beginning after June 15, 2004. We do not expect the adoption of EITF Issue No. 03-1 to have a material effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates, foreign currencies and equity prices.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of June 30, 2004, and due to our investment policies and the short-term nature of our investments, we have determined that the risk associated with interest rate fluctuations is immaterial.

Our investment portfolio consists of money market funds, commercial paper, municipal securities and corporate debt securities with remaining maturities of thirteen months or less. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. We invest primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of June 30, 2004 and December 31, 2003, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are denominated in U.S. currency.

Equity Price Risk

We do not own any equity instruments, therefore, our equity price risk is insignificant.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (CSFB). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, the consolidated complaint was filed and a lead plaintiff was appointed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (IPO) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorney fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. In June 2003, Onvia, along with most of the companies named as defendants in this litigation, accepted a settlement proposal negotiated among plaintiffs, underwriters and issuers. The major points of the settlement are: (1) insurers will provide a $1 billion guaranty payable to plaintiffs; (2) companies will assign excess compensation claims against underwriters to plaintiffs; (3) companies will agree not to assert pricing claims or claims for indemnification against the underwriters; (4) companies and their officers and directors will be released from any further litigation relating to these claims; and (5) companies will agree to cooperate in any document discovery. The final settlement agreement has been negotiated and we are awaiting the court’s approval on the final settlement. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

a)	Onvia’s annual stockholders meeting was held on June 25, 2004 in Seattle, Washington

b)	Onvia’s Class I Directors, Steven D. Smith and James L. Brill, were elected to continue their terms for an additional 3 year period (until 2007) and until their respective successors are elected and qualified. The existing terms of our Class II Directors, Michael D. Pickett and Roger L. Feldman, and our Class III Director, Jeffrey C. Ballowe, continued after the annual meeting.

c)	Onvia’s Certificate of Incorporation was amended to change our name to “Onvia, Inc.”

d)	The matters voted upon at the annual stockholders meeting and their respective number of votes cast for, against or withheld, as well as the number of abstentions are as follows:

1.	To elect two members of the Board of Directors to hold office for a three year term and until their respective successors are elected and qualified.

	Votes For	Votes Against	Votes Withheld
Steven D. Smith	7,038,732	0	9,046
James L. Brill	6,965,883	0	81,895

2.	To approve the amendment to the Certificate of Incorporation to change the name to “Onvia, Inc.”

For	7,044,308
Against	2,625
Abstain	845

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3(i).1	Amended and Restated Certificate of Incorporation of the Registrant filed on June 25, 2004

31.1	Certification of Michael D. Pickett, Chairman of the Board and Chief Executive Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board and Chief Executive Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended June 30, 2004:

On April 1, 2004, Onvia filed a Current Report on Form 8-K, reporting under Item 5 and Item 7 announcing the resignation of Nancy J. Schoendorf and Kenneth A. Fox as members of the Board of Directors of Onvia, and the appointment of James L. Brill and Roger L. Feldman to the Board of Directors to fill the vacancies created by such resignations.

On May 7, 2004, Onvia filed a Current Report on Form 8-K, reporting under Item 7 and Item 12 announcing that, on May 6, 2004, we issued a press release announcing our financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board and
Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

Date: August 12, 2004