Form 10-Q
period 2004-09-30
ONVIA INC
filed 2004-11-12
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

Common stock, par value $.0001 per share: 7,728,644 shares outstanding as of October 15, 2004.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited) (In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,893	$22,728
Short-term investments	7,228	7,654
Accounts receivable, net of allowance for doubtful accounts of $51 and $46	830	343
Prepaid expenses and other current assets	900	761

Total current assets	30,851	31,486

PROPERTY AND EQUIPMENT, NET	2,104	2,160

LONG-TERM INVESTMENTS	—	2,001

OTHER ASSETS, NET	3,995	4,219

TOTAL ASSETS	$36,950	$39,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$561	$662
Accrued expenses	744	718
Accrued restructuring	2,672	2,742
Unearned revenue	6,311	5,064

Total current liabilities	10,288	9,186

LONG TERM LIABILITIES:
Accrued restructuring	4,429	6,319
Deferred rent	202	176

Total liabilities	14,919	15,681

STOCKHOLDERS’ EQUITY:
Common stock and additional paid in capital	347,366	347,239
Accumulated other comprehensive loss	(13)	—
Unearned stock compensation	—	(2)
Accumulated deficit	(325,322)	(323,052)

Total stockholders’ equity	22,031	24,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,950	$39,866

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND OTHER COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Revenue	$3,334	$2,592	$9,604	$7,227

Cost of revenue	403	286	1,139	895

Gross margin	2,931	2,306	8,465	6,332

Operating expenses:
Sales and marketing	2,275	2,134	6,862	6,802
Technology and development	589	702	1,766	2,411
General and administrative	817	932	2,467	2,771

Total operating expenses	3,681	3,768	11,095	11,984

Loss from operations	(750)	(1,462)	(2,630)	(5,652)
Other income, net	138	148	361	475

Net loss	$(612)	$(1,314)	$(2,269)	$(5,177)

Unrealized gain / (loss) on available-for-sale securities	8	—	(13)	—

Other comprehensive loss	$(604)	$(1,314)	$(2,282)	$(5,177)

Basic and diluted net loss per common share	$(0.08)	$(0.17)	$(0.29)	$(0.67)

Basic and diluted weighted average shares outstanding	7,723	7,670	7,706	7,676

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,269)	$(5,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	490	1,716
Gain on sale of property and equipment	(8)	(22)
Noncash stock-based compensation	4	381
Change in certain assets and liabilities:
Accounts receivable	(487)	114
Prepaid expenses and other current assets	(139)	(162)
Other assets	224	(36)
Accounts payable	(101)	(97)
Accrued expenses	26	(83)
Accrued restructuring	(1,960)	(2,394)
Unearned revenue	1,247	1,275
Deferred rent	26	22

Net cash used in operating activities	(2,947)	(4,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment and internally developed software	(434)	(572)
Proceeds from sales of property and equipment	8	22
Purchases of investments	(12,839)	(7,332)
Sales and maturities of investments	15,250	1,500

Net cash provided by / (used in) investing activities	1,985	(6,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and stock purchase plans	127	9

Net cash provided by financing activities	127	9

Net decrease in cash and cash equivalents	(835)	(10,836)

Cash and cash equivalents, beginning of period	22,728	35,051

Cash and cash equivalents, end of period	$21,893	$24,215

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees, our net loss and net loss per share would have increased to the pro forma amounts indicated below for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(thousands, except per share data)		(thousands, except per share data)
Net loss:
As reported	$(612)	$(1,314)	$(2,269)	$(5,177)
Add: Stock-based compensation included in reported net income	2	77	4	381
(Deduct): Stock-based compensation determined under fair-value based method	(93)	(427)	(491)	(1,366)

Pro forma net loss	$(703)	$(1,664)	$(2,756)	$(6,162)

Net loss per share:
As reported - basic and diluted	$(0.08)	$(0.17)	$(0.29)	$(0.67)
Pro forma - basic and diluted	$(0.09)	$(0.22)	$(0.36)	$(0.80)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average risk free rate	3.55%	2.56%	3.37%	3.26%
Volatility	55%	62%	53%	120%
Dividends	$0	$0	$0	$0
Expected life (in years)	6.50	6.40	6.48	6.47

3.	Cash, Cash Equivalents and Investments

Onvia considers all highly liquid instruments with a remaining maturity of three months or less to be cash equivalents. We classify investments with remaining maturities of more than three months and less than one year as short-term investments, and investments with remaining maturities of more than one year as long-term investments. In accordance with our investment policy, long-term investments are limited to original maturities of no more than thirteen months. For available-for-sale securities, changes in fair value are recognized in other comprehensive income until the security is sold and the resulting gain or loss is recognized in earnings.

4.	Net Loss Per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of September 30, 2004 and 2003, stock options, warrants and nonvested common stock totaling 1,066,893 and 1,075,845 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5.	Idle Leases

We currently have approximately 52,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington as a result of the closure of our business-to-business (B2B) exchange in 2001. We estimate that it will take until the end of 2005 to find suitable tenants to sublease this remaining space.

We currently have approximately 19,000 square feet of sublet office space in a former corporate facility in Seattle, Washington. The sublease runs through the end of our contractual obligation on the space in August 2006. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our restructuring accrual. According to the terms of the sublease, we established a letter of credit in the amount of $181,000. This letter of credit is secured by a deposit of $181,000, which is included in other assets at September 30, 2004.

We also currently have approximately 3,000 square feet of sublet office space in Bellevue, Washington. The space is sublet through the remainder of our contractual obligation, which expires in March 2005. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our restructuring accrual. The Bellevue space consisted of approximately 5,000 square feet of office space, however, in August 2004, our obligation on the remaining 2,000 square feet in the Bellevue building was terminated through an agreement with our landlord.

At September 30, 2004, the total accrual related to real estate and other exit costs was $7.1 million. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010. The total obligation for office space under lease, inclusive of the lease payments included in our $7.1 million accrual, is approximately $14.9 million.

Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued.

The following table displays a rollforward of the restructuring accrual established for real estate and other exit costs through September 30, 2004 (in thousands):

	Accrual at December 31, 2003	Amounts Paid	Accrual at September 30, 2004
Real estate and other exit costs	$9,061	$(1,960)	$7,101

Real estate and other exit costs consist primarily of required minimum lease payments on our idle leased office space, estimated operating expenses for our idle space, estimated broker fees, and estimated tenant improvement costs needed to satisfy subtenant space design requirements. The minimum lease payments and operating expenses are expected to be paid through 2010. Tenant improvement costs and broker fees, of which approximately $1.2 million is included in the $7.1 million accrual, are expected to be paid in 2005. Management will continue to evaluate these estimates on a periodic basis.

Our leasing arrangement for our current corporate facilities required a letter of credit of $3.5 million to be issued to the landlord through May 2010. This letter of credit is secured by a deposit of $3.5 million, which is included in other assets at September 30, 2004 and December 31, 2003.

6.	Related Party Transactions

At September 30, 2004 the Company held a promissory note that was issued to Kristin McLaughlin, our former Chief Strategy Officer. The note was issued in April 2000 in the amount of $350,000 and had a remaining principal and interest balance of approximately $269,000 as of September 30, 2004. The note is due in full in April 2005 and is included in other current assets as of September 30, 2004, and in other assets (non-current) as of December 31, 2003. The Company holds 45,000 shares of Onvia common stock issued in Ms. McLaughlin’s name as collateral on the promissory note.

7.	New Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. While we do not believe the adoption of the recognition and measurement guidance in EITF Issue No. 03-1 will have a material impact on our financial statements, we continue to assess the impact that the adoption of the proposed FSP will have on our accounting for investments.

8.	Commitments and Contingencies

A final settlement agreement in the consolidated securities class action suit filed during the year ended December 31, 2001 has been negotiated and we expect the court to preliminarily approve the settlement agreement in 2005. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of any known matters, or of the matter specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

9.	Provision for Income Taxes

We have incurred net operating losses from March 25, 1997 (inception) through September 30, 2004, and therefore have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

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

RISK FACTORS

•	Risks related to our growth strategy

•	We may not be able to meet our projected renewal rates

•	We may not achieve our projections for adoption of our products by targeted enterprise customers

•	We may not be able to increase subscribership to our premium, higher priced products

•	We may fail to introduce new products that are broadly accepted by our customers

•	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our customers, and they may be unable to achieve expected sales targets

•	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

•	We may be required to increase our marketing expenses in order to generate sufficient sales leads to achieve our revenue goals

•	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties

•	We may not be able to maintain adequate bid flow to our customers if governmental agencies collectively reduce spending

•	If we cannot effectively satisfy our customers across all our industry verticals, we may decide to target fewer industries and, as a result, may lose customers

•	Some agencies may be required to go through a formal Request for Proposal (RFP) process before signing up for our DemandStar by Onvia service, and we may be unable to win contracts through this process

•	Intense competition could impede our ability to gain market share

•	Risks related to our ability to eliminate or reduce our idle lease obligations

•	Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating or reducing the monthly lease payments on our idle office space

•	Our estimates on the timing and terms of potential subleases on our idle leased office space may be inaccurate, which could have a negative impact on our future operating results and cash flows

•	Financial, economic and market risks

•	Lead generation services are at an early stage of development and market acceptance, and may not prove to be viable

•	We have a limited operating history, making it difficult to evaluate our business and future prospects

•	We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the future

•	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

•	We may require significant additional capital in the future, which may not be available on suitable terms, or at all

•	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control

•	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

•	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

•	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

•	Operational risks

•	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation

•	We face security risks related to the electronic transmission of confidential information

•	We may be unable to effectively combat unauthorized redistribution of our published information

•	Potential system failures could cause an interruption in the service of our network and impact our ability to compile bid information and deliver our product to our customers, and could interrupt the electronic delivery of bid responses via our E-Bidding product

•	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all

•	Increased blocking of our emails could negatively impact customer satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	If we fail to expand our current technology infrastructure and network software system, it may be unable to accommodate our anticipated growth

•	Regulatory, judicial or legislative risks

•	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

•	If government agencies require Onvia to provide the entire bid document to our subscribers, we would need to develop a new method of obtaining bid documents

•	Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Results of Operations

Overview

Onvia is a leading notification and information service for government agency buyers and business suppliers. With our DemandStar procurement solution, we help government agencies inform and update suppliers electronically. Our network efficiently matches these government agency bid requests to suppliers of the requested commodity or service, saving time and money for agencies and businesses alike. Government agencies reduce costs by streamlining the bid process and create a larger and more diverse pool of suppliers, resulting in increased bid competition. Government suppliers can more efficiently keep up to date with public sector projects because they receive automatic daily notifications of government opportunities.

Our service makes it more efficient for companies of all sizes and industries to access and compete for new business opportunities. Our strength is based on our broad, nationwide coverage of state and local government opportunities unequalled by other sources. Because state and local government purchasing is decentralized, businesses find it time consuming and expensive to locate these opportunities. By using our service, businesses no longer have to scour newspapers, trade periodicals, or the Internet in search of government and private sector opportunities. Onvia provides cost-effective access to revenue opportunities from state and local municipalities generally within 24 hours of their publication by the agency. Our customers receive automatic daily notification and updates on government and private sector opportunities that match their business profile.

We also have a variety of products that keep businesses informed of private sector opportunities, including a news clipping service and a lead notification service. The private sector lead notification service is currently primarily focused on the architecture, engineering and construction industries (AEC), and may expand in the future to cover additional verticals.

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

Onvia’s Agency Solution

DemandStar by Onvia

DemandStar, Onvia’s agency tool, automates the process of request for proposal (RFP) and request for quote (RFQ) creation, posting, and document distribution. By providing agencies with online tools for creating templates for RFPs and RFQs, we help agencies eliminate many manual steps in the bidding process and increase the overall efficiency of their procurement process.

Subscribers to the DemandStar by Onvia service have access to historical and current bid requests from approximately 470 contracted government agencies. Subscribers have access to agency bid requests by commodity or location, and to our library of small business tools and government contracting reference materials. Subscription revenues from DemandStar by Onvia are generated from annual subscriptions to this service and the subscription fee is recognized ratably over the term of the subscription.

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

In September 2004, Onvia launched E-Bidding within the DemandStar system. This new component of BidWire allows our agency partners to receive formal bid responses electronically from suppliers. Suppliers can submit their electronic responses any time up to the bid due date and time, and can easily update bid responses to reflect any addenda changes or last minute changes to the bid response.

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

The Onvia Guide

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

Subscriptions to The Onvia Guide are generally prepaid at the beginning of the subscription term and are available in annual, quarterly and monthly payment options. We also offer extended multi-year contracts to our enterprise customers. The subscription fee is recognized ratably over the term of the subscription.

Premium Data

In 2003 and early 2004, we introduced additional products to increase the value proposition to existing customers and broaden our product appeal to potential customers in new markets. Products introduced include:

•	Onvia Advance Notice – alerts businesses of projects in the bid-development process, before the bid is released in its final form;

•	Onvia Awards – notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities;

•	Onvia Commercial Build – our first private lead product, which provides key information about new private construction projects throughout the United States;

•	Onvia Grants – provides federal and state grant information critical for anyone tracking or applying for publicly-funded projects; and

•	Onvia News Clips – tracks information from approximately 6,000 online news sources including newspapers, trade journals, and on-line news outlets allowing users to consolidate news stories about their company, their competition and the marketplace.

The addition of premium data products has positively impacted our average subscription price (ASP), and we expect this trend to continue. Average subscription price reflects the annual value of new and repeat transactions during the quarter.

Bid and Quote Publication

Our dedicated in-house research team aggregates and publishes thousands of new business opportunities on a daily basis to our subscribing customers. In the third quarter of 2004 we published approximately 166,000 business opportunities, an increase of 7% compared to approximately 155,000 business opportunities published in the third quarter of 2003. We have increased the number of business opportunities published by leveraging new technology and through efficiencies gained in our research team. We expect to continue to see modest increases in the number of business opportunities published in the future.

Customers

As of September 30, 2004, we had approximately 25,100 subscribers and enterprise licensees, compared to approximately 23,400 at September 30, 2003. The increase in our user count comes primarily from growth in our enterprise licensees, an area where we have allocated additional resources to increase the adoption of our services by these customers. We expect to continue to see modest increases in our user count as we continue to expand our product offering, continue to penetrate the enterprise market, and improve retention of our existing customers through continued focus on customer satisfaction.

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

Our high value subscribers and enterprise licensees represented approximately 70% of total users as of September 30, 2004, compared to 61% as of September 30, 2003. We expect to continue to see increases in the number and percentage of high value customers and enterprise licensees, but we expect the increases to be more modest in the future.

We increased our ASP to $755 in the third quarter of 2004, an increase of 50% compared to $505 in the third quarter of 2003. This increase in ASP is attributable to our success in acquiring new high value subscribers and enterprise licensees and upgrading our existing subscribers to premium products. Our focus on acquisition and retention of these high value subscribers and enterprise licensees should continue to positively impact our ASP.

Agency Services

Government agency participation is an important factor in the success of Onvia’s business. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their suppliers. Uploading bids and quotes to the DemandStar system is a key component to customer satisfaction and retention. Once an agency adopts the DemandStar procurement solution, they provide marketing support for the DemandStar service by providing a vendor list for direct marketing with the agency logo. In the third quarter of 2004 we added 18 new agencies, compared to 11 in the third quarter of 2003. Due to the value associated with our agency partners, we added additional resources to this team in the first quarter of 2004, which contributed to the year-over-year increase in agencies signed. Our agency services team is specifically focused on signing agencies in metropolitan statistical areas (MSAs). MSAs represent core areas containing a substantial population nucleus, and targeting agencies in these MSAs yields a higher concentration of suppliers to target for direct mail marketing, our primary technique for agency supplier acquisition. We expect the number of agencies utilizing our service to increase in these targeted MSAs as a result of our continued focus on signing agencies in strategic geographic regions.

Results of Operations for the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2004 increased 29% to $3.3 million, compared to $2.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, revenue was $9.6 million and $7.2 million, respectively, representing an increase of 33% in 2004. The increase for the three and nine month periods was due to increases in ASP attributable to our success in acquiring new high value subscribers and upgrading our existing customers to premium products.

Costs of revenues were $403,000 and $286,000 for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $117,000, or 41%, in 2004. The increase for the comparable three month periods was primarily due to an increase of $101,000 in payroll related expenses as a result of an increase in headcount on our research team. The headcount increase resulted from increased lead generation requirements from new product introductions. Our cost of revenue primarily represents payroll related expenses associated with the publishing of our daily bid notification service, but also includes credit card processing fees and third party content fees.

Costs of revenues were $1.1 million and $895,000 for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $244,000, or 27%, in 2004. The increase for the comparable nine month periods was primarily due to an increase of $183,000 in payroll related expenses as a result of an increase in headcount on our research team, and an increase of $72,000 in third party content fees. Both increases resulted from increased lead generation requirements from new product introductions. These increases were partially offset by a decrease of $28,000 in fees paid for temporary contract help, which we were able to reduce by hiring permanent employees.

Sales and Marketing

Sales and marketing expenses were $2.3 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $141,000. The increase was comprised of an increase of $217,000 in payroll related expenses in 2004 as a result of an increase in headcount in our sales organization to achieve greater penetration into the enterprise customer market and to improve account management for our existing customers, as well as an increase in commission payments resulting from increased revenue for the comparable periods. In addition, marketing related expenses increased by $209,000 as a result of increased spending on market research, direct mail and other marketing activities. These increases were partially offset by a decrease of $233,000 in depreciation, amortization and other allocated expenses, a decrease of $35,000 in stock compensation expense, and a decrease of $33,000 in consulting expenses. Depreciation decreased significantly due to a number of large assets becoming fully depreciated in 2003. Depreciation and certain other expenses are allocated between the sales and marketing, technology and development, and general and administrative departments based on headcount. All deferred stock compensation had been fully amortized at the end of the first quarter of 2004. Consulting expenses in 2003 resulted from the launch of our enterprise sales group, and these expenses were not incurred in 2004.

For the nine months ended September 30, 2004, sales and marketing expenses increased to $6.9 million, compared to $6.8 million for the same period in 2003. Although expenses for the comparable nine month periods are relatively flat, we did see an increase of $795,000 in payroll related expenses as a result of increased headcount in our customer retention group and enterprise sales organization, which we launched at the end of the first quarter of 2003, as well as increases in commission payments as a result of increased revenue for the comparable periods. In addition, marketing related expenses increased by $172,000 due to increased spending on market research in the third quarter of 2004 and increases in direct mail and other marketing activities. We also saw an increase of $80,000 in training and travel related expenses due to the growth of our enterprise sales organization and additional headcount in our agency services group. Recruiting fees also increased by $18,000, primarily relating to fees for our enterprise sales group. These increases were partially offset by a decrease of $798,000 in depreciation, amortization and other allocated expenses as a result of assets becoming fully depreciated in 2003. We also experienced a decrease of $175,000 in stock compensation expense, and a decrease of $44,000 in consulting expenses.

Technology and Development

Technology and development expenses were $589,000 and $702,000 for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of $113,000, or 16%, in 2004. The decrease is primarily comprised of a decrease of $34,000 in payroll related expenses resulting from a decline in headcount and an increase in vacation time taken in 2004. We also saw a decrease of $30,000 in stock compensation expense, a decrease of $21,000 in telecom expenses primarily from renegotiation of our long distance contracts, and a reduction of $14,000 in rent expense. Rent decreased because we began recognizing monthly rent credits due to us under our operating lease in 2004.

For the nine months ended September 30, 2004 and 2003, technology and development expenses were $1.8 million and $2.4 million, respectively, representing a decrease of $645,000, or 27%, in 2004. The decrease resulted from a decrease of $334,000 in depreciation and other allocated expenses as a result of assets becoming fully depreciated in 2003, a decrease of $174,000 in payroll related expenses as a result of headcount reductions in the fourth quarter of 2003, a decrease of $149,000 in stock compensation expenses, and a decrease of $30,000 in rent expense as a result of the rent credits mentioned above. These expense reductions were offset by an increase of $42,000 in telecom expenses. Year to date telecom expenses increased in 2004 due to the recognition of refunds due from terminated telecom contracts in the first quarter of 2003.

General and Administrative

General and administrative expenses were $817,000 and $932,000 for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of $115,000, or 12%, in 2004. The decrease resulted from a reduction of $179,000 in legal fees in 2004 as a result of merger and acquisition activities that took place in the last half of 2003, and which were terminated in the first quarter of 2004, and a decrease in our directors and officers insurance premiums of $130,000. These decreases were offset by an increase of $92,000 in other professional fees related to a one-time contract termination fee and fees associated with software implementation, an increase of $74,000 in recruiting fees, and an increase of $46,000 in payroll related fees. The increase in recruiting fees resulted from fees paid to a third party recruiting firm to fill vacant management positions. Payroll expenses increased due to salary increases and a slight increase in headcount.

For the nine months ended September 30, 2004 and 2003, general and administrative expenses were $2.5 million and $2.8 million, respectively, representing a decrease of $304,000, or 11%, in 2004. The decrease is primarily due to a decrease of $442,000 in insurance expenses as a result of lower directors and officers insurance premiums, and a decrease of $346,000 in legal fees as a result of the merger and acquisition activities that took place in the last half of 2003, and which were terminated in the first quarter of 2004. We also saw a decrease of $116,000 in depreciation and other allocated expenses as a result of assets becoming fully depreciated in 2003, and a decrease of $54,000 in stock compensation expense. These savings were offset by an increase of $208,000 in recruiting fees paid to third party recruiting firms to fill vacant board and management positions, and an increase of $146,000 in Delaware franchise taxes compared to 2003. Franchise taxes increased compared to 2003, because we recorded a franchise tax refund in the second quarter of 2003 resulting from a change in the tax calculation after our one-for-ten reverse stock split that occurred in July 2002. In addition, we saw an increase of $107,000 in payroll related expenses as a result of salary increases and a slight increase in headcount, and an increase of $83,000 in other professional fees related to the one-time contract termination and software implementation fees mentioned above. We also saw increases of $63,000 in consulting expenses relating to management training and independent board member compensation due to an increase in the number of independent board members in the comparable periods, and $53,000 in travel and entertainment expenses due to an increase in team building activities and increased executive travel.

Noncash Stock-Based Compensation

We record unearned stock compensation in connection with the grant or absorption in a purchase business combination of certain stock options and other equity instruments. We have elected to account for our employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, between the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. Unearned stock-based compensation had been fully amortized by the end of the first quarter of 2004. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors. We recorded $2,000 and $77,000 of net noncash stock-based compensation expense for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, we recorded $4,000 and $381,000 of net noncash stock-based compensation expense, respectively. Noncash stock-based compensation expense for employees is recorded within the operating expense category based on the classification of the related employee, and is recorded in the general and administrative category for non-employees.

Other Income, Net

Net other income was $138,000 and $148,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease is primarily attributable to our lower cash balance in interest bearing accounts.

For the nine months ended September 30, 2004 and 2003, we recorded net other income of $361,000 and $475,000, respectively, a decrease of $114,000. The decrease was primarily attributable to the amortization of license fees from our Canadian operations. Amortization of these license fees amounted to approximately $87,000 in 2003. These license fees were fully amortized in July 2003. The balance of the decrease is attributable to a lower cash balance in interest bearing accounts.

Net Loss, Net Loss per Share and Other Comprehensive Loss

For the three months ended September 30, 2004, net loss decreased by 53% to $612,000, compared to $1.3 million for the same period in 2003 as a result of the increase in revenue and decrease in expenses discussed above. On a per share basis, net losses were $0.08 and $0.17 for the three months ended September 30, 2004 and 2003, respectively. Other comprehensive loss for the three months ended September 30, 2004 was $604,000. Other comprehensive gains and losses for the three and nine month periods in 2004 represent unrealized gains and losses on available-for-sale securities. For the three and nine months ended September 30, 2003, other comprehensive loss equals net loss, because there were no unrealized gains or losses on our available-for-sale securities.

For the nine months ended September 30, 2004, net loss decreased by 56% to $2.3 million, compared to $5.2 million for the same period in 2003 as a result of the increase in revenue and decrease in expenses discussed above. On a per share basis, net losses were $0.29 and $0.67 for the nine months ended September 30, 2004 and 2003, respectively. Other comprehensive loss for the nine months ended September 30, 2004 was $2.3 million.

Recent Developments

On September 13, 2004, Clayton W. Lewis announced his resignation as President and Chief Operating Officer of Onvia, Inc. Mr. Lewis remained an employee of Onvia until September 17, 2004. His departure was not due to any disagreement with the company’s management or the board of directors. Mr. Lewis will not receive any severance under his employment agreement.

On November 1, 2004, Robert G. Brown was appointed as a director of Onvia, Inc. by the Company’s Board of Directors. Mr. Brown will serve as a Class III director and will serve until the 2006 annual shareholders meeting.

Critical Accounting Policies and Management Estimates

Revenue Recognition

We offer annual, quarterly and monthly payment options and subscription revenues are generally prepaid at the beginning of the subscription term. We also offer extended, multi-year contracts to our enterprise customers. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue as of September 30, 2004 represents the unrecognized contract value for annual, quarterly and multi-year subscriptions whose terms extend into future periods.

Lease Obligations

As a result of the closure of our Canadian operations and B2B exchange and the elimination of our outside sales force in 2001, we have recorded charges to accrue rental payments on our idle office space leases through the remainder of the lease obligations in March 2010. Based on our most recent evaluation we anticipate that our existing accrual will be sufficient to cover our remaining contractual obligations, as well as our estimates for operating expenses, broker fees and tenant improvements for this idle space, assuming that we will have the space sublet by the end of 2005 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2005 through 2010.

We currently have approximately 52,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington. At September 30, 2004, the total accrual related to real estate and other exit costs was $7.1 million. Our total obligation for office space under lease, inclusive of the lease payments included in our $7.1 million accrual, is approximately $14.9 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued and we may be required to make an additional accrual.

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

Contractual Obligations

Future required payments under operating leases, excluding operating expenses, and other purchase obligations as of September 30, 2004 are as follows for the periods specified:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$14,895,336	$2,960,785	$7,961,558	$3,972,993	$—
Purchase obligations (1)	25,000	25,000	—	—	—

Total	$14,920,336	$2,985,785	$7,961,558	$3,972,993	$—

(1)	Purchase obligations relate to management recruiting fees. In addition to the fees above, we will be billed for direct out-of-pocket expenses relating to the recruiting contract.

Future required payments under operating lease contracts shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Sublease income on operating leases	$1,091,510	$576,574	$514,936	$—	$—

Provision for Income Taxes

Onvia has incurred net operating losses from March 25, 1997 (inception) through September 30, 2004, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $29.1 million at September 30, 2004. Short-term investments are invested in money market funds fully invested in obligations of the U.S. Government, commercial paper, municipal and auction rate securities, and corporate debt securities with maturities of one year or less. Long-term investments are invested in the same types of investments, but have maturities of between 12 to 13 months. All of our investments carry a minimum rating of A+, A-1, P-1 or equivalent. The portfolio is diversified among security types and issuers and does not include any derivative financial instruments. At September 30, 2004, our working capital was $20.6 million.

Our future liquidity and capital requirements will depend on numerous factors. For example, our pace of expansion will affect our future capital requirements, as will our decision to acquire or invest in complementary businesses and technologies. Our contractual obligation on our operating leases is approximately $14.9 million, not including operating expenses, at September 30, 2004. We have accrued approximately $7.1 million at September 30, 2004, which includes our contractual obligations and our estimate of operating expenses, broker fees and tenant improvements on our idle leases, assuming that we will be able to sublease this space by the end of 2005. While we anticipate that we will be able to sublease our idle space by the end of 2005, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity. We anticipate that in order to satisfy potential subtenants’ space planning requirements and to increase the marketability of the idle space, we will be required to incur costs to modify the current floor plans in our idle space. We estimate that it will cost approximately $1.0 million to make these modifications, and we expect that these costs, as well as estimated broker fees of approximately $270,000, will be incurred in 2005. Approximately $890,000 of the estimated tenant improvement costs and 100% of the estimated broker fees are included in our $7.1 million accrual.

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

According to the terms of our original agreement with Broadview International, LLC (Broadview), which was terminated in February 2004, certain “business combinations,” including a transaction which results in a change in control of either the acquired or acquiring company or a sale of all or substantially all of the Company’s assets with certain named parties within one year of the termination date would result in a completion fee of $750,000 becoming due to Broadview. Alternatively, certain “other transactions,” including a cash distribution or a stock repurchase, within one year of the termination date would result in a completion fee of $500,000 becoming due to Broadview.

Operating Activities

Net cash used by operating activities was $2.9 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively, an improvement of 34% in 2004. The improvement in net cash used by operating activities in 2004 was primarily attributable to a lower net loss as a result of increased revenues and lower operating expenses, a decrease in payments for prepaid expenses and other assets, and a decrease in the net payment of accrued restructuring compared to the same period in 2003. Net cash payments for accrued restructuring decreased primarily due to the sublease in November 2003 of 19,000 square feet in our former corporate facility in Seattle, Washington and the sublease of 3,000 square feet in a facility in Bellevue, Washington in February 2004. We were also removed from any further obligation on the additional 2,000 square feet in the Bellevue office effective August 2004. These improvements in cash flow were partially offset by an increase in our accounts receivable balance resulting from an increase in sales to enterprise customers who typically have longer payment terms due to the higher subscription value than non-enterprise customers, and timing of collections of accounts receivable balances.

Investing Activities

Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2004, compared to net cash used in investing activities of $6.4 million for the same period in 2003. The change from net cash used in investing activities to net cash provided by investing activities is primarily due to an increase in the maturity of investments in 2004 compared to the same period in 2003. Maturities of investments were $13.8 million higher in 2004 than in 2003, and the increase in maturities was partially offset by an increase in the purchase of investments of $5.5 million in 2004 compared to 2003.

Financing Activities

Net cash provided by financing activities was $127,000 in the nine months ended September 30, 2004, compared to $9,000 in the same period in the prior year. Net cash provided by financing activities in both respective periods was entirely related to employee option exercises and purchases under our employee stock purchase plan.

Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. While we do not believe the adoption of the recognition and measurement guidance in EITF Issue No. 03-1 will have a material impact on our financial statements, we continue to assess the impact that the adoption of the proposed FSP will have on our accounting for investments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates, foreign currencies and equity prices.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of September 30, 2004, and due to our investment policies and the short-term nature of our investments, we have determined that the risk associated with interest rate fluctuations is negligible.

Our investment portfolio consists of money market funds, commercial paper, municipal securities and corporate debt securities with remaining maturities of thirteen months or less. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. We invest primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of September 30, 2004 and December 31, 2003, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are currently denominated in U.S. currency.

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

(b) In September 2004, we completed a conversion to a new accounting software system. This conversion has resulted in certain changes to business processes and internal controls impacting financial reporting, including automating certain internal control processes that were previously manual in nature. This new system offers enhanced management reporting and is scalable to offer additional enhancements in the future.

Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of reconciliations and analysis.

Other than as described above, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A final settlement agreement in the consolidated securities class action suit filed during the year ended December 31, 2001 has been negotiated and we expect the court to preliminarily approve the settlement agreement in 2005. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of any known matters, or of the matter specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Michael D. Pickett, Chairman of the Board, President and Chief Executive Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board, President and Chief Executive Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

Date: November 12, 2004