Form 10-K
period 2004-12-31
ONVIA INC
filed 2005-03-25
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant based on the closing price on March 1, 2005, as reported on the NASDAQ National Market, was approximately $29,287,315. The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant, based on the closing price on June 30, 2004, as reported on the NASDAQ National Market, was $33,718,186.

The number of shares of the registrant’s common stock outstanding at March 1, 2005 was 7,827,672.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 6, 2005 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ONVIA, INC.

FORM 10-K

For the Year Ended December 31, 2004

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

Company Overview

Onvia, Inc. (formerly known as Onvia.com, Inc.) began business in 1997 with the launch of its initial website, which operated as an online business-to-business (B2B) exchange helping businesses secure additional revenue by buying and selling products and services to other businesses and government entities. Onvia was incorporated in January 2000 in the state of Delaware.

Due to the high-cost, low-margin nature of the B2B exchange, the Company’s management made the decision in 2001 to execute a corporate restructuring designed to reduce overall costs, streamline operations and focus on high-margin, subscription based revenues. In addition to executing the corporate restructuring in 2001, Onvia completed the acquisitions of ProjectGuides, Inc. and DemandStar.com, Inc., which facilitated the transition of our business from a B2B exchange to a notification and information service for government agencies and business suppliers.

Today, Onvia provides businesses access to a comprehensive database of tactical, hard to find public sector business opportunities, which are focused on the larger industry verticals. We generate most of our revenue from customers who pay us fees to use our products to identify opportunities to sell goods and services to government agencies. We pre-qualify business opportunities for each of our customers based on their individually customized profiles through the use of technology and tools, and generally deliver leads within 24 hours of their publication by the government agency. The breadth of our data allows for multiple products and pricing structures from the same content to appeal to both large and small businesses.

Public sector projects are a reliable source of business opportunities, but government agency purchasing is decentralized, making these projects expensive and time consuming to identify. Compared to traditional methods of finding leads, Onvia’s business solution is not only efficient and cost effective, but it is simple to use and has a variety of delivery mechanisms. Businesses that use our service no longer have to scour newspapers, trade periodicals, or the Internet in search of public sector opportunities, because our service provides them with daily access to the opportunities that match the profile of their business.

We also have products that keep business suppliers informed of private sector opportunities, including a news clipping service and a lead notification service. The private sector lead notification service is currently primarily focused on the architecture, engineering and construction industries (AEC), and may expand in the future to cover additional verticals.

In addition to the benefits our service offers to business suppliers, government agencies can reduce costs by streamlining the procurement process and by accessing a larger and more diverse pool of business suppliers, resulting in increased bid competition.

In June 2004, Onvia’s stockholders approved a name change to Onvia, Inc. from Onvia.com, Inc. Our common stock trades on the NASDAQ National Market System under the symbol ONVI.

Industry Background

Most businesses continually strive to identify opportunities to grow their businesses. Public sector projects provide these businesses with a reliable source of new sales opportunities. Tracking public sector projects can be difficult and time consuming, and staying informed about private sector projects can be even more challenging. The Internet can improve profitability for both government agencies and business suppliers by improving access to new sales opportunities and establishing business relationships.

Government agencies spend billions of dollars annually on the procurement of a large array of goods and services. These agencies can reduce their cost of procurement by lowering the expenses associated with bid notification and by increasing the competitive bidding environment. The use of the Internet for the distribution of information can greatly improve the efficiency and timeliness of this process. Many organizations are adopting various Internet-focused strategies aimed at improving operating efficiencies and communications with trading partners and customers.

Government agencies are challenged to make contract opportunities broadly available to business suppliers to attract competing bids. The paperwork required for these processes can make government contracting frustrating for both the agency and its potential business suppliers. Historically this process has taken place through expensive and time consuming traditional methods such as mailings, newspaper listings, or postings in agency buildings. The Internet and other technological advancements in hardware and software can ease many of these challenges. More recently, agencies have sought to reduce costs and streamline operations by utilizing online and offline bid aggregation companies. These agencies can automate these processes and reduce the overall costs to notify business suppliers of upcoming opportunities and keep them updated on active projects. Automatic electronic notification can also reduce the amount of time businesses devote to tracking new and current public and private sector projects.

Product Description

Our products serve two primary and distinct customer groups: business suppliers and government agencies.

Onvia’s Solution for Business Suppliers

Business suppliers can subscribe to any combination of The Onvia Guide publication or the DemandStar by Onvia service to obtain government and commercial business opportunities quickly and cost-effectively.

The Onvia Guide

The Onvia Guide is a daily email publication of relevant business opportunities customized for each individual customer. We leverage technology, tools and business processes to gather, categorize and publish actionable public sector opportunities from more than 50,000 purchasing offices in all 50 states, and from a number of private sources. Through an automated process, we prequalify business opportunities for our customers based upon the customer’s profile, and distribute the leads in a timely manner, generally within 24 hours of their public release. The Onvia Guide focuses on the largest industry verticals, including:

•	Architecture and Engineering

•	Construction and Building Supplies

•	IT / Telecom

•	Consulting Services

•	Operations and Maintenance Services

•	Transportation Equipment

•	Industrial Supplies

•	Office Equipment

•	Medical Equipment and Supplies

Within these verticals we also provide hard to find premium content which enhances the value of our service to our customers and differentiates our product in the marketplace. These premium products include:

•	Advance Notice – alerts businesses of projects in the development process, before the bid is released in its final form;

•	Awards Information – notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities;

•	Federal Plus – presents hard-to-find federal procurement opportunities under $25,000;

•	Grants – supplies federal and state grant information critical to anyone tracking or applying for publicly-funded projects; and

•	Commercial Build – provides key information about new private-sector construction products from select sources

The Onvia Guide makes it easier for suppliers to review and evaluate leads quickly, illuminating sales opportunities that otherwise would not have been found.

DemandStar by Onvia

The DemandStar by Onvia product is an excellent complement to our Onvia Guide offering. This product provides real time request for proposal (RFP) and request for quote (RFQ) postings from participating government agencies through our BidWire and QuoteWire tools, centralized into one online location. This database of new government and commercial business opportunities is organized geographically and by industry vertical to better serve the specific needs of each customer. Also, customers can download bid documents directly from the network, saving time and money. Non-customers can also review new posting to the network, which offers them the ability to look for postings from specific government agencies.

Onvia’s Solution for Government Agencies

Government agencies are faced with inefficient notification systems requiring significant paperwork and high costs associated with the procurement process. Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. The Onvia platform offers increased distribution of their RFPs and RFQs to potential business suppliers. By using our solution, government agencies can reduce operating costs, increase administrative efficiency, heighten competition leading to more competitive pricing, and quickly and efficiently notify businesses of their requirements online.

Onvia’s agency tools automate the process of RFP and RFQ creation, posting, and document distribution. By providing agencies with online tools for creating templates for RFPs and RFQs, we help agencies eliminate many manual steps in the bidding process and increase the overall efficiency of their procurement process.

Onvia’s agency tools consist of BidWire and QuoteWire. BidWire is a web-based tool set that provides government agencies with a step-by-step template for creating and posting RFPs and other requests for bids. All posted bids are coded by the agency and distributed to subscribing business suppliers. Some of BidWire’s other features include bid document distribution services, and tools to update open RFPs and view a list of suppliers who have downloaded bid documents.

QuoteWire provides agencies requesting quotes with the same efficiencies as BidWire does for RFPs. Some of QuoteWire’s primary features include: tools that allow the agency to modify standard RFQ forms and create individual line items for each quote; a specialized version of the RFQ form, whereby business suppliers can input prices and other information; automatic tabulation of business supplier responses for comparison and award; and specific award notification to the selected business supplier.

Our tools provide agencies with a variety of benefits: our online tools eliminate many manual steps traditionally found in the RFP and RFQ process; agencies save time and money by outsourcing the bid package production and distribution to us; and, by posting bids and quotes to a database of suppliers, agencies increase the number of businesses competing for their projects, which can drive contract prices down.

Strategy

On top of our current bid notification business, our strategic plan calls for investing in new business information products that expand our platform in both content and tools. We plan to invest $5 million in incremental spending in 2005, compared to 2004, on our new information business product strategy. Key elements of our strategy include:

•	Understanding customer needs. We are committed to intimately understanding the needs of our business customers and government agencies. At the end of 2004 we performed a comprehensive market research study to gain further insight on the needs of our customers. As a result of this research, we plan to introduce additional tools and products in 2005 that we expect to enhance the appeal of our products to existing and potential customers.

•	Increasing the quality and quantity of valuable content. We continue to pursue the development of value-added, premium content to our subscription offerings to generate more revenue opportunities for our customers. Consistent with this strategy, Onvia released new premium data products in 2003 and 2004, which include post-award data that broadens our market to subcontractors, pre-bid data for customers interested in participating in the RFP development process, grant data that provides federal and state grant information for businesses interested in publicly funded projects, and Commercial Build, our first private sector lead product, which expands our product offering to include bids from the commercial sector to complement our public sector leads. In 2005 we plan to introduce additional products and tools that will build upon our existing product offering. We expect the introduction of these new products to appeal to a broader base of potential customers and increase the satisfaction with our products for existing customers. If adoption of these new products and tools is in line with our expectations, we expect that they will positively impact our average subscription price and improve our customer retention rates.

•	Aggressively pursuing cost effective customer acquisition and retention strategies. We are driving customer acquisition through a combination of marketing initiatives that include direct sales to customers, a continued focus on customer service and a provision of services and information that meet our customers’ business needs. For example, we launched an account management program in 2004 for our high value customers to improve their satisfaction, introduce them to additional products, and increase their renewal rates.

•	Driving adoption of our higher value products. Customers that purchase our higher value products, including premium data, generally receive the largest number of leads specific to their businesses. These products have also historically produced higher customer retention rates. We seek to better serve our non-premium customers by migrating them to higher value products.

•	Securing relationships with government agencies that procure products and services from business vendors. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their business suppliers. We seek to continue to attract and secure relationships with government agencies by leveraging our current relationships with procurement officers. We intend to use our broad seller base to help agencies decrease the cost of procurement by providing access to a larger pool of potential businesses that will compete for their business, which should drive down the cost of procurement.

•	Enhancing solutions for businesses and government agencies. Through continued focus on our core vertical markets, we improve the satisfaction and retention rates of our business customers and government agencies. By enhancing our offering through the introduction of new tools and services, we increase the relevance of our products for current and potential customers, and by increasing the number of government agencies using our products, we improve the quality of the product for all customers and decrease our customer acquisition costs.

•	Maintaining our commitment to customer service. We continue to maintain a strong commitment to providing the highest level of customer service to our customers. We believe that investments in product functionality and customer support are rewarded with improved customer satisfaction and, therefore, higher retention rates and improved brand image.

•	Invest in the organic growth of the Company. Our board of directors has approved an investment of $5 million of incremental spending in 2005, compared to 2004, for our strategic plan. This plan calls for the introduction of our next generation of products, recruitment of key executives, and additional focus on customer retention and migration to higher valued products. If future new product introductions meet our expectations, we believe this additional investment will positively impact our operating results in future years, but we expect to see an increase in operating expenses and a decrease in gross margin in 2005 and beyond as a result of this investment.

Customers

We serve two primary and distinct customer groups: businesses and government agencies.

Businesses

To effectively compete for and win new business, businesses need to continually look for ways to save time and increase their potential for securing revenue generating opportunities. A key element of these efforts is the successful discovery of available revenue opportunities. Businesses spend a significant amount of time and expense researching their markets for public and private sector sales leads. To maximize the value of their time and decrease the time spent on non-billable efforts, businesses require a product that delivers timely customized leads for their business.

Our service automates the process of lead generation and makes it easier for businesses to review and evaluate leads quickly, because we aggregate and match leads to our customers based on each customer’s profile and they receive qualified leads that are relevant to their business based on their customized profile. These leads are delivered, via email, on a daily basis.

Government Agencies

Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. By using our solution, government agencies reduce operating costs by quickly and efficiently notifying business suppliers of their requirements, and improve competition through the increased distribution of their RFPs and RFQs. In addition, our agency relationships provide a direct connection between business suppliers and buying agencies, providing business suppliers with bid documents and online response tools.

Sales Strategy

The primary objectives of our sales strategy are to increase our number of premium customers, increase our penetration into the enterprise customer market, and to continue to secure relationships with influential government agencies.

Supplier Sales

Our sales teams are organized into two distinct teams targeting separate market opportunities to better service our customers: the enterprise sales group, and the small/medium business group. The enterprise sales group focuses on selling our products to enterprise-level customers. Enterprise customers are generally larger customers who purchase Onvia data for redistribution to their employees or customers, or for marketing their own products. Penetration in the enterprise customer market has been below our expectations, however, we still believe that a significant opportunity exists and we may reorganize our sales groups to improve penetration in this market.

Our small/medium business group is divided into an outbound acquisition team, an inbound acquisition team and a customer retention team. Our outbound acquisition team places outbound calls to convert new leads and non-paying customers, who are allowed to use the system to review new postings to the network, into paying customers. Our inbound acquisition team receives incoming calls from direct marketing respondents and educates potential customers on the value of our services. Our retention team is focused on servicing, retaining and upgrading our existing customers and educating them on the benefits of new products and enhancements to existing products. Each team is chartered to ensure that each customer or prospect receives excellent customer service and the appropriate suite of products for the size of the customer or prospect’s organization.

Agency Relationships

Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their business suppliers. Our agency partners provide marketing support for the DemandStar product by providing a vendor list for direct marketing with the agency logo. As of December 31, 2004, we had signed over 470 government agencies nationwide. These relationships were established in key metropolitan areas in many states including California, Florida, Illinois, Texas and Washington. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts. Some recent agencies include the City of Berkeley, CA, the City of Fort Worth, TX, and the Tampa Port Authority, FL. We will test new sales and marketing tactics as well as continue to leverage our current partnerships to secure additional relationships with government agencies.

Marketing Strategy

We target our marketing efforts towards the estimated one million businesses in the United States that currently contract for government work. We target vendors from participating agencies for our DemandStar product, and businesses in a variety of verticals for our Onvia Guide product. We acquire leads for our in-house sales force through direct marketing, including direct mail, e-mail and online marketing, and through government agency referrals.

In 2004, we focused our marketing efforts on generating high quality new sales leads at the lowest cost, while providing the proper sales tools to support higher-value sales. We engaged a market research firm in 2004 to perform a comprehensive market research campaign, which helped us to identify areas of strength and areas where we could improve or expand our product offerings and brand awareness. We plan to utilize the results of this campaign to enhance our marketing efforts in 2005 and beyond. We also devoted significant marketing efforts towards generating repeat business from current and past customers, and towards introducing new products to these customers. Marketing campaigns will be executed to increase the geographic coverage for current customers and to reactivate expired accounts.

Customer Service

We are strongly committed to a high level of customer service to increase customer satisfaction as a means to ensure retention and expansion of our customer base, and we continue to devote resources toward the continual development of a well trained sales and customer service organization. Accordingly, in the first quarter of 2004 we introduced a new account management program, which has positively impacted our customer retention rates. Through the market research performed in 2004, we identified areas where we believe we can increase customer satisfaction with our products by enhancing our current offerings and introducing new products and tools. We expect to execute on many of these enhancements during 2005.

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

Our systems use a combination of proprietary technologies and commercially available licensed technologies. The backbone of our technology infrastructure consists of database servers running Microsoft SQL Server 2000 on Compaq hardware. The front end consists of multiple, redundant web servers that are expandable as operations grow. We designed the system to scale easily to support rapid growth, as well as to sustain multiple failures by various components without downtime.

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at our corporate headquarters in Seattle, Washington. Our network operations personnel provide 24x7 monitoring and engineering support in a climate-controlled and physically secure environment. Our onsite data center has redundant communications lines from multiple Internet service providers and has its own emergency power and backup systems. We also house all non-critical systems such as development servers, quality assurance servers, and internal network servers at our headquarters in Seattle.

In addition to maintaining responsibility for the technical architecture, security and uptime of our online solutions, our technology department works closely with the sales and marketing departments to ensure that customer feedback for new features is incorporated into new products and services.

Competition

The market for Internet-based products and services in the bid aggregation arena is evolving and competitive. Competitors include Internet-based and traditional providers of bid aggregation products and services to government agencies and businesses, our primary target markets.

Our current and potential competitors include, but are not limited to, the following:

•	Business-to-government (B2G) e-procurement systems providers such as AMS, Simplexis, Epylon, BidNet (Govbids) and SiCommnet;

•	Lead generation and bid matching companies such as FedMarket, BidNet, GovernmentBids and True Advantage; and

•	Traditional companies who target specific verticals also covered by our services, such as McGraw-Hill, Contractors Register and Input.

We may face additional competition in the future as well-funded companies look to develop new Internet-based product and service offerings in the lead generation arena. The markets we compete in have relatively low barriers of entry, providing other companies with opportunities to quickly become formidable competitors. In order to compete successfully, we must increase the value proposition of our products to create a loyal, recurring base of customers and agency users. To achieve this we must continually enhance our content and sources.

We believe that the principal competitive factors affecting our market include, but are not limited to, content, product quality and features, base of existing customers, base of active agencies, and customer service. In order to excel at these principal competitive factors, we strive to achieve a superior understanding of our target customers, develop and strengthen relationships with new and existing agencies, offer superior value in our content and service offerings and sustain a more efficient operating model. We also mitigate some potential competitive pressures by selling our content to some of our competitors for redistribution to their customers. We believe that our current product and service offerings compare favorably to similar service offerings available in the market today, and the addition of private sector opportunities and premium data to our product offering, as well as planned new launches in 2005, should further enhance the prospect that our business model will be successful.

Seasonality

The new customer acquisition side of our business is subject to some seasonal fluctuations. The third quarter is generally our slowest quarter for new customer acquisition. The construction industry is our single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes new customer acquisition to decline compared to the remaining quarters in the year. For this reason, it may not be possible to compare the performance of our business quarter to consecutive quarter, and our quarterly results should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter for the previous year.

Intellectual Property Rights

Our future success depends in part on our intellectual property rights, proprietary rights, and technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We seek to protect our internally developed products, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot ensure that any of our proprietary rights with respect to our e-marketplace will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

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

We have registered trademarks in the United States for Onvia, the Onvia checkmark logo, DemandStar.com, DemandStar, the DemandStar.com logo, Just Think What You Can Build, QuoteWire, BidWire, e-Journal of Commerce, and a trademark application for Onvia and the design. We also have registered trademarks in Canada for Onvia, the Onvia checkmark logo, and Onvia.com.

Employees

As of March 1, 2005, we had 144 full-time employees working in the following departments: 68 in sales and marketing, 35 in research included in cost of sales, 30 in technology and development and 11 in general and administrative.

None of our employees is represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

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

Risks related to our growth strategy

We may not be able to meet our projected renewal rates

Our ability to appropriately categorize and distribute leads, provide excellent customer service, maintain competitive pricing and meet our customers’ expectations for source coverage will significantly impact our customers’ satisfaction with our products and services and will impact their decision to renew their service. If we are unable to meet our customers’ expectations, our renewal rates and our projected growth and profitability will suffer. The loss of renewals from our current and future subscribing suppliers would harm our business, operating results and financial condition.

We may not achieve our projections for adoption of our products by targeted enterprise customers

We anticipate that a significant portion of our future revenue will be generated from sales to larger businesses. The enterprise sales team targets larger companies that will purchase multiple licenses for daily lead notification, for redistribution to their employees or customers, or for remarketing their own products. We began selling to enterprise customers at the end of 2003, so we have a limited history from which to base our projections for adoption of our products by these customers. Failure to achieve our expected market penetration with enterprise customers would harm our business, operating results and financial condition.

We may not be able to increase subscribership to our premium, higher priced products

We must continue to attract and retain customers to our premium, higher-priced services to achieve our growth and profitability goals. Subscribers to our premium services have higher average subscription prices (ASP), higher renewal rates and provide greater lifetime value to the Company. Failure to increase subscribership to our premium, higher-priced products would harm our business, operating results and financial condition.

Our average subscription price (ASP) may change as a result of changes in our customer mix, product mix, planned pricing changes, or for other reasons

Much of our historical revenue growth has been driven by increases in our ASP. If we are unable to achieve desired increases in the ASP of our products in the future, or if we are unable to offset declines, if any, in our ASP with increases in other metrics, such as customer acquisition and retention rates, our revenues and operating results would be harmed.

We may fail to introduce new products that are broadly accepted by our customers, and there may be delays in the introduction of these tools and products

Our Board of Directors has approved $5 million in incremental spending in 2005, primarily for the introduction of additional tools and content. We expect that the introduction of new tools and content will increase customer satisfaction with our products and drive higher retention rates, as well as increase our ASP. If customer acceptance and adoption of these new tools and products is below our expectations our projected growth rates would be at risk, and our financial results would be harmed. We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content. If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new tools and products is delayed for any other reason beyond their anticipated launch dates, our projected growth rates would be at risk, and our financial results would be harmed.

We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our customers, and they may be unable to achieve expected sales targets

In order to achieve our projected growth rates, our sales teams must be able to effectively communicate the benefits of our products to existing and potential customers. We expect to see increases in customer retention rates and in new customer acquisition revenue, and our sales goals are aggressive. If we are unable to retain our current sales associates, or hire and train new sales associates with the appropriate skills, we may not be able to achieve our projected sales targets and our growth rates and financial results would be harmed.

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

We may be required to increase our sales and marketing expenses in order to achieve our revenue goals

We currently generate a significant portion of our marketing prospects and sales leads from our in-house database of vendors. If we are unable to continually refresh this database via agency referrals, visitors to our web sites or by other means, we may be required to purchase marketing lists from outside vendors to supplement these leads, which would increase our marketing expenses. If our current sales teams are unable to achieve our expected revenue goals, we may be required to increase headcount on our sales teams in order to achieve our targeted revenue, which would increase our sales expenses.

We may lose the right to use the content that we distribute, which we collect from governmental entities and other third parties

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

If we cannot effectively satisfy our customers across all our industry verticals, we may decide to target fewer industries, and as a result, may lose customers

If we find that our retention and acquisition rates in any of our focused verticals are not meeting our expectations due to lack of bid-flow or for other reasons, we may choose to target fewer industry verticals (core verticals) to improve customer satisfaction and retention in these core verticals, and we may lose customers in our other non-core verticals. If focusing on these core verticals does not generate the expected level of increased retention and acquisition, our growth and operating results would be harmed.

We may be unable to sign new agencies to DemandStar by Onvia contracts through the RFP process

Once a government decides to consider the use of our DemandStar by Onvia services, it sometimes involves a selection process that operates under special rules imposed by law applicable to government purchasing. These rules typically require open bidding by possible service providers like Onvia against a list of requirements established by the agency under existing or specially created procedures generally involving RFPs made by governments. To respond successfully to these RFPs, we must estimate the time and costs required to establish operations for the proposed agency and the likely terms of any other proposals submitted. We must also assemble and submit a large volume of information within the strict time schedule mandated by a request for proposal. Whether or not we are able to respond successfully to RFPs in the future will significantly impact our ability to sign new agencies.

We cannot guarantee that we will win any proposals in the future through the RFP process. We also cannot guarantee that any winning proposals will ultimately result in contracts, because after the winning proposal is identified, negotiations then occur between the winning party and the agency. Typically, these negotiations are over legal terms and conditions of the agreement, not price or delivery time. We cannot guarantee the success of those negotiations. If negotiations fail, the agency is free to negotiate with other bidders or restart the RFP process. We generate most of our revenue from vendors who pay fees to us in order to use our systems to sell goods and services to government agencies. If we are unable to sign up governments to participate in our B2G network, then we may be unable to secure revenue-generating agreements with new vendors and existing vendors may terminate their agreements for our DemandStar by Onvia service.

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

Our current and potential competitors include Internet-based and traditional companies such as BidNet (Govbids), TrueAdvantage, FedMarket, McGraw-Hill, Contractors Register, Input and other companies focused on providing services to government agencies and their vendors.

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

Our competitors may develop web sites that are more sophisticated than ours, with better online tools, or service and product offerings superior to ours. For these and other reasons, our competitors’ web sites may achieve greater acceptance than ours, limiting our ability to gain market share and customer loyalty and to generate sufficient revenue to achieve profitability. If we are required to increase our source coverage due to competitive pressures, we may be required to add additional resources to our research team, which would increase our cost of sales.

Risks related to our ability to eliminate or reduce our idle lease obligations

Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating or reducing the monthly lease payments on our idle office space

We currently have approximately 50,000 square feet of idle office space in the Seattle area. Based on our most recent analysis, we estimate that we will have this space sublet by the end of 2006. We currently have approximately $7.5 million accrued for our contractual obligations and our estimate of operating costs on our idle and sublet lease space, and for broker’s fees on our idle space. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the space sublet by the end of 2006 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. If the commercial real estate market in Seattle remains depressed and we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be adversely affected and our stock price could decline.

Financial, economic and market risks

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

We have incurred negative cash flows from operations in each quarter since inception. Under our current operating plan we expect to continue to incur negative cash flows in the future

To increase revenue, we will need to continue to attract customers and suppliers to our network and expand our service offerings. Our board of directors has approved $5 million in incremental spending in 2005 over 2004 to fund the development of new products and tools, hire key executives and focus our sales efforts on customer retention and migration to higher valued products. As a result, we expect to incur operating expenses in excess of 2004 levels in 2005 and future periods; therefore, we will need to generate significant revenue to achieve profitability in the future. Any failure to significantly increase revenue and achieve and maintain profitability would materially affect our business, operating results and financial condition and may adversely affect the market price of our stock.

Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

We have experienced some seasonal fluctuations in our business, reflecting a combination of seasonal trends for the services and products we offer, as well as seasonal trends in the buying habits of our target business customers and government agencies. We expect our revenue and operating results to continue to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of our results between quarters. Our limited operating history and evolving business model further contribute to the difficulty of making meaningful quarterly comparisons. A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is recognized ratably over the subscription term. Other factors that may affect our quarterly results include those discussed throughout this section.

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

•	actual or anticipated changes in governmental spending;

•	actual or anticipated variations in quarterly results of operations;

•	announcements of technological innovations or new products or services by Onvia or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the Internet and online commerce industries;

•	changes in the market values of other Internet or online service companies;

•	announcements of or expectations regarding significant acquisitions, strategic relationships, joint ventures, capital commitments, dividends, cash distributions or other corporate transactions;

•	additions or departures of key personnel;

•	sales, repurchases or splits of our common stock;

•	general market conditions; and

•	other events or factors, many of which are beyond our control.

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

Risks related to integrating future mergers, acquisitions or other corporate transactions

We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

Management is often exploring acquisition opportunities to increase stockholder value. There are significant challenges to implementing any corporate transaction. Integrating companies and technologies involves significant challenges and is a complex process, and the anticipated benefits of any corporate transaction may not be achieved within the anticipated timeline, or at all. Some of the challenges involved in corporate transactions include:

•	properly evaluating the technology, personnel and customers;

•	retaining existing customers and strategic partners;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in our business focus;

•	combining service and product offerings quickly and effectively;

•	implementing consistent integrated internal controls;

•	transitioning the business systems to a common information technology system;

•	persuading employees of both businesses that the business cultures are compatible;

•	offering the services and products of both businesses to each other’s customers and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	minimizing the potential disruption of both businesses and distraction of the Company’s management;

•	incorporating the acquired technology, products and services into existing product and service offerings; and

•	controlling expenses related to the implementation of the transaction.

We may not succeed in overcoming these risks or any other problems encountered in connection with a merger, acquisition or other corporate transaction. The diversion of the attention of our management and any difficulties encountered in such a transaction could cause the disruption of, or a loss of momentum in, the activities of our business. If we do not successfully execute any future merger, acquisition or other corporate transaction, the market price of our common stock may decline and future operating results may suffer.

In the event that our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to make acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings.

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

Operational risks

Our executive officers, directors and key employees are critical to our business, and these officers, directors and key employees may not remain with the Company in the future

Our business and operations are substantially dependent on the performance of our senior management, directors and key employees. The loss of any members of our senior management, members of our Board of Directors or other key employees would likely harm our business.

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

Our services and products depend upon the continued availability of licensed technology from third parties, and we may not be able to obtain those licenses on commercially reasonable terms, or at all

We license, and will continue to license, technology integral to our services and products from third parties. If we are unable to acquire or retain key third-party product licenses or integrate the related third-party products into our network services, our service and product development may be delayed. We also expect to require new licenses in the future as our business grows and technology evolves. We may not be able to obtain these licenses on commercially reasonable terms, or at all.

Increased blocking of our emails could negatively impact customer satisfaction with our product and could inhibit the effectiveness of our marketing efforts

Our content is currently delivered in the form of an attached file via email. Some network administrators could flag and block emails from Onvia due to increased filtering of email attachments as a result of the threat of email borne viruses or unwanted “spam”, or for other reasons. Excessive filtering of our emails could negatively impact customer satisfaction and would harm our business.

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

All of our business application servers operate within secure data centers at our corporate headquarters in Seattle, Washington. Our experience and expertise in maintaining servers may not be adequate to prevent all possible interruptions and failures of our services. Our electrical power backup systems may not be sufficient to sustain business operations during a major interruption to public utility service. We may not have sufficient business interruption insurance to cover losses from major interruptions. We have deployed our disaster recovery site to a secure offsite facility with backup utility power and redundant Internet connectivity. Our current disaster recovery systems are designed to ensure that a portion of our Information Technology and Research department functions will be operational in the event of a local building disaster, so that delivery of our product will not be significantly interrupted. Our disaster recovery plan is not yet finalized to include automated failover of product distribution-related systems; requiring some manual intervention to complete the failover process. During 2005 and 2006, we will focus on expanding our disaster recovery system to cover additional operating functions within the Company. Our IT organization will conduct semi-annual disaster recovery testing.

Customers and visitors to our web site depend on their own Internet service providers, online service providers and other web site operators for access to our web sites. These providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Onvia’s systems.

Regulatory, judicial or legislative risks

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

If government agencies require Onvia to provide the entire bid document to our customers, we would need to develop a new method of obtaining bid documents

We provide our customers with a summary of the government bid notification and the required contact information, not the complete bid document. Government agencies could receive complaints from a potential business supplier about the lack of detail provided in the bid notification distributed by Onvia. The agencies could consequently require us to provide the complete document to our suppliers to eliminate any potential confusion during the bidding process. If this occurs, our current bid aggregation technology would not be adequate to achieve these requirements, and we would need to find a new method to accumulate the complete bid document for distribution to our customers.

Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

Onvia is defending against the litigation matters as detailed in the legal proceedings section at Item 3 of Part I of this report. We have directors and officers insurance of $30 million that would cover defense costs and any award or settlement, less our deductible of $250,000, in the securities class action suit; however, our directors and officers policy does not cover defense costs, awards or settlements under the unsolicited facsimile suit. While we believe we have strong defenses in both cases, we cannot be certain that the outcome of either case will be favorable to Onvia. A settlement or award in these or other potential suits could negatively impact our operating results. It is also possible that defense of these and future claims may result in a significant diversion of management attention.

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

Available Information

We file with and furnish to the Securities and Exchange Commission (“SEC”) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and other information, along with amendments to such reports. Our SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our annual report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are available on the “About Onvia” section of our website at www.onvia.com as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

ITEM 2.	PROPERTIES

Our headquarters are located in Seattle, Washington, where we lease approximately 79,000 square feet in three floors of a four-story office complex. Approximately 50,000 square feet of this building is currently idle. The lease expires in 2010. In addition to the office space under lease in our current corporate headquarters, we also have approximately 19,000 square feet under lease in our former corporate headquarters in Seattle, Washington, and approximately 3,000 square feet in Bellevue, Washington. The leases for these additional spaces expire in August 2006 and March 2005, respectively, and both are currently subleased.

In November 2003 we subleased the 19,000 square feet in our former corporate facility in Seattle. The sublease runs through the end of our contractual obligation on the space in August 2006. The cumulative value to Onvia over the remaining term of the sublease as of December 31, 2004 is approximately $934,000. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. Pursuant to the terms of the sublease, we established a letter of credit in the amount of approximately $181,000, which is included in security deposits at December 31, 2004.

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

We continue to evaluate options to resolve the issue of our remaining idle space in our current corporate headquarters building. In January 2005 we replaced our real estate brokers with a new team that is developing a new sublease plan. Due to the continuing soft market conditions in the Seattle real estate market, we recorded an additional accrual in 2004 for our idle lease obligations. We believe that our revised liability will be sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease our remaining idle lease space at estimated current market rates, which are below our contractually obligated rates, by the end of 2006 through the remainder of the lease terms. Refer to the discussion of “Significant Accounting Policies and Management Estimates” under “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our idle lease space accrual.

ITEM 3.	LEGAL PROCEEDINGS

A final settlement agreement in the securities class action suit filed during the year ended December 31, 2001 has been negotiated and preliminarily approved by the court, with one modification relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $125,000 for attorneys’ fees in defense of this suit as of February 15, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and would be refunded to Onvia if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers according to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the $125,000 in attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

On February 3, 2005, a lawsuit was filed in King County, Washington by Responsive Management Systems against Onvia, Inc. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint seeks injunctive relief as well as incidental statutory damages of $500 per fax on behalf of the plaintiff and each member of the proposed class who received a facsimile on or about August 23, 2001. We fax only to vendors with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. We believe that we have strong defenses and will defend against this lawsuit aggressively. At this time, the plaintiff class has not been certified.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reverse Stock Split

In July 2002, Onvia’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements, to common shares, share prices and per share amounts have been restated for the stock split.

Market Information

Onvia common stock trades on the NASDAQ National Market under the symbol ONVI. The closing price of our common stock, as reported on the NASDAQ National Market on March 1, 2005, was $5.20 per share. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ National Market.

	Closing Price Range of Common Stock
	High	Low
Year ended December 31, 2003
First Quarter	$2.74	$2.50
Second Quarter	3.60	2.61
Third Quarter	4.00	3.42
Fourth Quarter	5.50	3.80

Year ended December 31, 2004
First Quarter	$5.00	$4.00
Second Quarter	6.11	4.90
Third Quarter	6.00	4.78
Fourth Quarter	6.32	4.79

Holders

As of March 1, 2005, there were 576 holders of record of Onvia common stock. The number of recordholders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes information about all equity compensation plans previously approved by security holders as of December 31, 2004. There were no equity compensation plans that were not previously approved by security holders as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Amended and Restated 1999 Stock Option Plan (1)	1,786,166	$6.73	108,402
2000 Directors' Stock Option Plan	36,000	$71.78	24,000
Acquired Stock Option Plans	2,111	$50.00	—
Warrants Issued for Acquisitions	76,043	$11.20	—

Total	1,900,320	$8.19	132,402

(1)	On the first day of each year, beginning in 2001 and ending in 2009, the number of shares reserved for issuance under the 1999 Plan is automatically increased by the lesser of: 320,000 shares; 4% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or a lesser number of shares as determined by the Board of Directors. On January 1, 2004 the number of shares reserved for issuance under the 1999 Plan was increased by 307,151 shares. The figures in the table above do not include the January 1, 2005 increase of 312,795 shares under the 1999 Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal years ending December 31, 2004, 2003 or 2002.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended December 31 for the years presented should be read in conjunction with the consolidated financial statements and related notes of Onvia and our subsidiaries included in this and previous annual reports on Form 10-K, as well as the section of this and previous reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue (1)	$13,076	$9,991	$7,234	$17,871	$147,567
Gross margin	11,434	8,815	5,885	6,980	(6,870)
Noncash stock-based compensation	10	408	1,377	3,801	9,256
Restructuring charges (2)	916	2,021	6,243	52,122	4,687
Total operating expenses	15,827	17,408	26,547	115,982	119,559
Loss from operations	(4,393)	(8,593)	(20,662)	(109,002)	(126,429)
Net loss before beneficial conversion feature and cumulative effect of change in accounting principle	(3,900)	(7,913)	(19,280)	(104,405)	(117,098)
Beneficial conversion feature	—	—	—	—	287
Cumulative effect of change in accounting principle	—	—	(16,468)	—	—

Net loss	(3,900)	(7,913)	(35,748)	(104,405)	(116,811)

Unrealized loss on available-for-sale securities	(31)	—	—	—	—

Other comprehensive loss	$(3,931)	$(7,913)	$(35,748)	$(104,405)	$(116,811)

Basic and diluted net loss per common share	$(0.51)	$(1.03)	$(4.66)	$(12.67)	$(17.40)

Basic and diluted weighted average shares outstanding	7,720	7,678	7,673	8,241	6,715

(1)	Revenue prior to 2002 includes revenue generated from Onvia’s low-margin business-to-business exchange, which was discontinued in 2001. See further discussion of restructuring related activities in Note 6 to the Consolidated Financial Statements.
(2)	Includes firstsource charge in 2001. Firstsource provided product purchasing and fulfillment services, for our B2B operations. As a result of the insolvency of firstsource, we recorded a charge of approximately $2.9 million, which consisted primarily of an uncollectible $2.1 million promissory note with firstsource and $800,000 in prepaid development fees.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$27,944	$30,382	$38,603	$81,990	$159,147
Long-term investments, net of current portion	—	2,001	—	—	—
Total assets (3)	36,030	39,866	47,198	115,379	241,076
Long-term debt, including current portion	—	—	—	2,984	6,120
Accrued restructuring, including current portion	7,451	9,061	10,187	8,741	1,935
Total stockholders’ equity	20,571	24,185	31,658	97,019	195,288
Cash distribution per share	$—	$—	$3.90	$—	$—

(3)	Reduction in total assets from 2001 to 2002 was primarily due to the corporate restructuring in 2001 and the cash distribution in 2002. See further discussion of restructuring charges and the cash distribution in Notes 6 and 12, respectively, to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management Overview

During 2004 Onvia delivered improved results while focusing on our core operations and on expanding our strategic plan. We grew revenue by 31%, decreased operating expenses by 9%, and reduced net loss by 51% compared to 2003. We continued to preserve capital, while building a higher valued customer base with improved retention rates.

We increased revenue by increasing our average subscription price (ASP) and our customer base. We believe that the introduction of new products and the activities of our enterprise sales team have driven the increase in ASP, and the introduction of our account management team, in combination with the introduction of new products and an increase in published bids and quotes, has positively impacted our customer retention rates and has driven the increase in our customer base.

Our customer count increased to approximately 25,800 subscribers and licensees as of December 31, 2004, compared to approximately 24,700 at December 31, 2003. Our focus is on acquisition and retention of high value customers. High value customers are customers who subscribe at the metro-level or above. These customers generally receive more leads, directly leading to higher customer satisfaction and retention rates. Our premium customers represented approximately 71% of our total customer base at the end of 2004, compared to 62% at the end of 2003.

In 2004 we published approximately 642,000 public sector opportunities, compared to approximately 554,000 in 2003, an increase of 16%. We have increased the number of public sector opportunities published by leveraging new technology and through efficiencies gained in our research team, and we expect to continue to see modest increases in the number of opportunities published in the future.

We added 78 new government agencies to our network in 2004, compared to 49 agencies added in 2003, a 59% increase in the number of agencies added. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their business suppliers. Our agency partners provide marketing support for the DemandStar product by providing a vendor list for direct marketing with the agency logo. Our agency services team is specifically focused on signing agencies in metropolitan statistical areas (MSAs). MSAs represent core areas containing a substantial population nucleus, and targeting agencies in these MSAs yields a higher concentration of suppliers to target for direct mail marketing, our primary technique for new customer acquisition.

We expanded our Board of Directors from 5 to 7 members in 2004, which provides us with greater financial oversight and enhanced expertise within our business focus. Two original venture capital investors resigned their board positions and these positions were filled in April 2004 by Roger L. Feldman (a Class II director, serving until the 2005 annual stockholders’ meeting), a significant stockholder of Onvia and principal of West Creek Capital, an investment firm he co-founded, and James L. Brill (a Class I director, serving until the 2007 annual stockholders’ meeting), the CFO of Diagnostic Products, a New York Stock Exchange company. In November 2004, we filled two vacant board positions with experts in database-driven businesses; Robert G. Brown (a Class III director, serving until the 2006 annual stockholders’ meeting), former Group Vice President of Harte-Hanks, and David Van Skilling (a Class I director, serving until the 2007 annual stockholders’ meeting), the former Chairman and CEO of Experian Information Solutions (formerly TRW Credit).

At the end of 2004 we engaged a consulting firm, on a time and materials basis, to assist us with the compliance requirements for Section 404 of the Sarbanes-Oxley Act of 2002. Management retains ultimate responsibility for compliance with that Act, but we have retained this firm to assist us with our documentation efforts and development of testing plans to ensure that our internal controls are operating effectively. In March 2005, the Securities and Exchange Commission extended the compliance dates for Section 404 for non-accelerated filers such as Onvia. The extension delays the compliance date by one year. Non-accelerated filers now must comply with the internal control over financial reporting requirements for their first fiscal year ending on or after July 15, 2006. Assuming that we remain a non-accelerated filer in 2005, Onvia will be required to be in compliance for our fiscal year ending December 31, 2006.

On top of our current bid notification business, our management received approval from our board of directors to invest in new business information products that expand our platform in both content and tools. We have developed a strategic plan to invest $5 million in incremental spending in 2005, compared to 2004, on our new information business product strategy. In 2005 we plan to launch new products and supplement existing products, add key executives, and increase headcount in our research team. We expect to see increases in our content costs (costs of revenues) in the short-term and in the long-term as a result of new product introductions, and gross margin is expected to decline in 2005; however, we expect to continue to see positive gross margins in 2005 and in future periods. This additional investment will come from our existing cash and cash equivalents balance.

Recent Developments

In December 2004, we recorded an additional accrual in the amount of $916,000 to increase the accrual for our idle office lease space. Please refer to the discussion of “Lease Obligations” under “Significant Accounting Policies and Management Estimates” below for more information.

On November 19, 2004, David Van Skilling was appointed as a director of Onvia, Inc. by the Company’s Board of Directors. Mr. Skilling will serve as a Class I director and will serve until the 2007 annual stockholders meeting.

On November 1, 2004, Robert G. Brown was appointed as a director of Onvia, Inc. by the Company’s Board of Directors. Mr. Brown will serve as a Class III director and will serve until the 2006 annual stockholders meeting.

Significant Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations. We believe the following are our most significant accounting policies and estimates:

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our customers. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue at December 31, 2004 consists of payments received for prepaid subscriptions from our non-enterprise customers whose terms extend into 2005, as well as the invoiced portion of enterprise contracts whose terms extend into 2005.

Lease Obligations

In conjunction with the closure of our Canadian operations and B2B exchange and the elimination of our outside sales force, we recorded a charge during 2001 to accrue rental payments on our idle office space leases. We currently have approximately 50,000 square feet of idle lease space in our current corporate headquarters in Seattle, Washington. We periodically review our estimates and make adjustments to our accrual when circumstances suggest that our previous estimates may require revision. The Seattle real estate market has shown little improvement since 2001 and as a result, we recorded additional accruals of $6.2 million in 2002 and $2.0 million in 2003. Our additional accrual in 2003 was intended to cover our contractual obligations on our idle space under the assumption that we would have the space sublet by the end of 2005. We were unable to sublease any of this space during 2004, and in January 2005, we terminated our agreement with our previous real estate brokers and hired a new team to develop a new sublease plan. Due to the prevailing real estate market conditions in Seattle, we believe that subleasing our idle space will take longer than our previous estimates. In December 2004, we recorded an additional accrual of $916,000, which we believe will cover our remaining obligations on this idle space, assuming that we will have the space sublet by the end of 2006 at prevailing market rates, which are below our contractually obligated rates, through the remainder of the lease obligation in 2010. At December 31, 2004, the total accrual related to future lease payments, operating expenses and estimated broker fees on our idle and sublet office space was $7.5 million. The obligation for office space under lease, which includes the future lease payments portion of the $7.5 million accrual, exceeds $14 million. Should it take longer to sublease the excess office space or should the sublease amount be lower than our estimates, the actual cost could exceed the amount accrued.

In November 2003 we subleased 19,000 square feet in our former corporate facility in Seattle, Washington. The sublease runs through the end of our contractual obligation on the space in August 2006. The cumulative value to Onvia over the remaining term of the sublease as of December 31, 2004 is approximately $934,000. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. Pursuant to the terms of the sublease, we established a letter of credit in the amount of approximately $181,000, which is included in security deposits at December 31, 2004.

In October 2003 we signed an agreement with our landlord to remove from our lease obligation 2,000 square feet of our approximately 5,000 square feet of idle office space in Bellevue, Washington, beginning August 1, 2004. In February 2004 we reached an agreement to sublease the remaining 3,000 square feet in the Bellevue office. The sublease runs through the end of our contractual obligation on the space in March 2005. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts once we have a signed agreement and an invoice has been created. We do not record an asset for the unbilled portion of our enterprise contracts. As of December 31, 2004 and 2003, the unbilled portion of enterprise contracts was approximately $362,000 and $18,000, respectively. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses.

Valuation of Long-Lived Assets

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, the carrying value would be reduced to its estimated fair value. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. No impairments were recognized during the fiscal years ending December 31, 2004, 2003 or 2002.

Goodwill

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be amortized but will remain on the balance sheet and will be reviewed for impairment using the guidance established in the Statement. As required under the Statement, when applicable, we will continue to amortize intangible assets with finite lives and we have ceased the amortization prospectively on goodwill upon adoption of the Statement.

We completed our initial impairment assessment of goodwill by comparing the fair value of Onvia to the carrying value of recorded goodwill. Fair value was determined using the market capitalization of Onvia at January 1, 2002. This impairment test is required to be performed upon adoption of SFAS No. 142 and at least annually thereafter. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002 was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the amount of $16.5 million.

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

In December 2004 the Financial Accounting Standards Board (FASB) released SFAS No. 123R, Share-Based Payment. We will be required to adopt the provisions of SFAS 123R beginning with the quarter ending September 30, 2005. Upon adoption of this Statement, we will begin recognizing the calculated fair value of new option grants, as well as the value of existing grants that vest subsequent to adoption, through operations. We expect that adoption of this statement will materially impact our results of operations beginning in the third quarter of 2005.

Contractual Obligations

Future required payments under contracts, excluding operating expenses for our lease obligations, as of December 31, 2004 are as follows for the periods specified:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Real estate operating lease obligations	$14,144,366	$2,939,233	$7,880,913	$3,324,220	$—
Other operating lease obligations(1)	103,534	23,762	61,101	18,671	—
Purchase obligations(2)	164,315	109,544	54,771	—	—

Total	$14,412,215	$3,072,539	$7,996,785	$3,342,891	$—

(1)	Other operating lease obligations relate to leases for office equipment.
(2)	Purchase obligations relate to annual installments for software licenses.

Future required payments under real estate operating lease obligations shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Sublease income on operating leases	$943,461	$568,346	$375,115	$—	$—

Total	$943,461	$568,346	$375,115	$—	$—

Years Ended December 31, 2004 and 2003

Revenue and Cost of Revenue. Revenue was $13.1 million for the year ended December 31, 2004, compared to $10.0 million for the year ended December 31, 2003. The increase in revenue in 2004 compared to 2003 is primarily attributable to increasing the ASP of our products through the addition of premium products and the activities of our enterprise sales group, while also increasing our customer base. If adoption of anticipated new products is in line with our expectations, we expect to continue to see improvement in our ASP and customer retention rates in future periods.

Costs of revenues were $1.6 million for the year ended December 31, 2004, compared to $1.2 million for the year ended December 31, 2003, an increase of $466,000. Our costs of revenues consist primarily of payroll related expenses associated with the publishing of our daily bid notification service, but also include third party content fees and credit card processing fees. Third party content and credit card processing fees were approximately $537,000 and $399,000 for the years ended December 31, 2004 and 2003, respectively. Costs of revenues increased primarily due to an increase of $328,000 in payroll related expenses as a result of an increase in headcount in our research team, which increased to 35 as of December 31, 2004, compared to 25 as of December 31, 2003. The headcount increase resulted from increased information requirements for new product introductions. In addition, we saw an increase of $152,000 in third party content fees as a result of new agreements to supplement our content for new product introductions. We expect to see an increase in third party content fees in 2005 as well, as we add additional content and new products to our offering.

Sales and Marketing. Sales and marketing expenses were $9.0 million and $8.9 million for the years ended December 31, 2004 and 2003, respectively, representing an increase of $138,000, or 2%, in 2004. Although overall expenses for the comparable periods are relatively flat, we did see an increase in payroll related expenses of $967,000 in 2004 compared to 2003 as a result of an increase in headcount on our customer acquisition and account management teams, and an increase in commission expense as a result of increased sales in 2004 compared to 2003. Headcount was increased to 15 employees on our customer acquisition team at December 31, 2004, compared to 9 at December 31, 2003, to increase new customer revenue and to leverage the broader market appeal of our new product offerings. Headcount was increased to 15 employees on our account management team at December 31, 2004, compared to 11 at December 31, 2003, to increase customer satisfaction within our growing existing customer base. We also saw an increase of $223,000 in marketing expenses primarily related to a one-time market research campaign performed in 2004, and an increase of $97,000 in travel related expenses as a result of increased travel by our enterprise sales team and our agency services team compared to the prior year. These increases were offset by a decrease of $1.1 million in stock-based compensation and other allocated expenses, which include depreciation, amortization and facilities related expenses. Depreciation expenses decreased significantly due to a number of assets becoming fully depreciated during 2003 and 2004. Depreciation and certain other expenses are allocated between the sales and marketing, technology and development, and general and administrative departments based on headcount. In addition to the decrease in allocated expenses, we saw a decrease of $46,000 in consulting expenses.

Technology and Development. Technology and development expenses were $2.6 million and $3.0 million for the years ended December 31, 2004 and 2003, respectively, representing a decrease of $417,000, or 14%. The decrease is primarily attributable to a reduction of $379,000 in allocated expenses and stock-based compensation. We expect to see an increase in payroll related expenses in the technology and development group in 2005 as we increase headcount in that group to satisfy technology requirements for planned new product launches.

General and Administrative. General and administrative expenses were $3.3 million and $3.4 million for the years ended December 31, 2004 and 2003, respectively, representing a decrease of $197,000, or 6%. Although overall expenses for the comparable periods are relatively flat, we did see increases in the following categories: $254,000 in recruiting fees related to fees paid to third party recruiting firms to fill vacant board and management positions; $244,000 in professional fees, primarily related to implementation of a new financial software package, and consulting fees incurred to assist us in complying with the requirements of the Sarbanes-Oxley Act of 2002; $194,000 in taxes and dues, primarily due to Delaware franchise taxes, which increased compared to 2003 because we recorded a franchise tax refund during 2003 resulting from a change in the tax calculation after our reverse stock split, which occurred in July 2002; $100,000 in marketing expenses; $97,000 in payroll related expenses due to salary increases and an additional headcount; $73,000 in travel and entertainment expenses due to increased executive travel; and $66,000 in consulting expenses related to management training and recruiting, and independent board member compensation due to an increase in the number of independent board members in the comparable periods. These increases were offset by a decrease of $573,000 in insurance expense due to a decline in our directors and officers insurance premiums, a decline of $451,000 in professional legal fees as a result of the merger and acquisition activities that took place in the last half of 2003, and which were terminated in the first quarter of 2004, and a decrease of $182,000 in stock-based compensation and other allocated expenses.

Noncash Stock-Based Compensation. We recorded $10,000 and $408,000 of net noncash stock-based compensation expense for the years ended December 31, 2004 and 2003, respectively. At December 31, 2003, unearned stock compensation was $2,000, and this amount had been fully amortized by the end of the first quarter of 2004.

Restructuring Charges. During the year ended December 31, 2004, we recorded net restructuring charges of $916,000, compared to $2.0 million for the year ended December 31, 2003. Restructuring charges recorded during 2004 related entirely to contractual obligations and operating expenses on our lease arrangements and estimated broker fees associated with the assumed sublease of our idle office space.

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2004 by type (in thousands):

	Accruals at December 31, 2002	2003 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2003
Real estate and other exit costs	$10,111	$2,021	$(3,071)	$9,061
Employee separation costs	76	—	(76)	—

	$10,187	$2,021	$(3,147)	$9,061

	Accruals at December 31, 2003	2004 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2004
Real estate and other exit costs	$9,061	$916	$(2,526)	$7,451

	$9,061	$916	$(2,526)	$7,451

Refer to the discussion under “Lease Obligations” above for a discussion of the additional restructuring charges recorded in 2003 and 2004.

Employee separation costs at December 31, 2002 included severance payments, benefit payments and related employment taxes for 5 affected employees.

The remaining $7.5 million restructuring liability is expected to be paid through 2010.

Interest Income and Other, Net. Net interest and other income was approximately $493,000 for the year ended December 31, 2004, compared to $680,000 for the year ended December 31, 2003, representing a decrease of approximately 28%. The decrease was partially attributable to the amortization of license fees from our Canadian operations in 2003. Amortization of these license fees amounted to approximately $87,000 in 2003, and these license fees were fully amortized by July 2003. The balance of the decrease is attributable to a lower cash balance held in interest bearing accounts during the year ended December 31, 2004.

Net Loss, Net Loss per Share and Other Comprehensive Loss. Net loss decreased by 51% to $3.9 million for the year ended December 31, 2004, or $0.51 per share, compared with a loss of $7.9 million, or $1.03 per share, for the year ended December 31, 2003. Other comprehensive loss for the year ended December 31, 2004 was $3.9 million. Other comprehensive loss of $31,000 for the year ended December 31, 2004 represents unrealized losses on available-for-sale securities. For the year ended December 31, 2003, other comprehensive loss equals net loss, because there were no unrealized losses on our available-for-sale securities.

Provision for Income Taxes. We have incurred net operating losses from March 25, 1997 (inception) through December 31, 2004, and therefore have not recorded a provision for income taxes. As of December 31, 2004 and 2003, we had net operating loss carryforwards for tax purposes of $236.3 million and $229.7 million, respectively. These loss carryforwards are available to reduce future taxable income and expire at various dates beginning in 2017 through 2024. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Years Ended December 31, 2003 and 2002

Net Loss. We had a net loss attributable to common stockholders of $7.9 million for the year ended December 31, 2003, or $1.03 per share, compared with a loss of $35.7 million, or $4.66 per share, for the year ended December 31, 2002. Net loss for the year ended December 31, 2002 includes a cumulative effect of a change in accounting principle of $16.5 million.

Revenue and Costs of Revenue. Revenue was $10.0 million for the year ended December 31, 2003 compared to $7.2 million for the year ended December 31, 2002. The increase in revenue from 2002 to 2003 was primarily attributable to our success in increasing the ASP of our products through the addition of premium products and the introduction of our enterprise sales group, while maintaining a consistent customer base.

Costs of revenues were $1.2 million for the year ended December 31, 2003, compared to $1.3 million for the year ended December 31, 2002, a decrease of $173,000. Our costs of revenues consist primarily of payroll related expenses associated with the publishing of our daily bid notification service, but also include third party content fees and credit card processing fees. Cost of sales decreased in 2003 compared to 2002 due primarily to a decrease in payroll related expenses of approximately $203,000 as a result of headcount reductions and a reallocation of resources to other departments. This increase was partially offset by an increase in credit card processing fees as a result of increased sales compared to 2002.

Sales and Marketing. Sales and marketing expenses were $8.9 million and $10.1 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $1.2 million, or 12%, in 2003. The decrease is primarily comprised of a reduction of $1.7 million in stock-based compensation and other allocated expenses, which include depreciation, amortization and facilities related expenses. Depreciation expenses decreased significantly due to a number of large assets becoming fully depreciated in 2002. In addition to the decrease in allocated expenses, we saw a decrease of $1.1 million in marketing expenses as a result of lower e-mail and direct mail marketing expenses and a reduction in telemarketing expenses. We were able to lower our e-mail and direct mail expenses by utilizing our in-house database to a greater extent than in 2002. These decreases were partially offset by an increase of $1.6 million in payroll related expenses as a result of an increase in the headcount in our enterprise sales group and an increase in commissions paid as a result of increased sales.

Technology and Development. Technology and development expenses were $3.0 million and $5.0 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $2.0 million, or 40%. The decrease is primarily attributable to a reduction of $1.1 million in allocated expenses and stock-based compensation, a decrease of approximately $688,000 in payroll related expenses due to headcount reductions as a result of cost saving measures, and a decrease of approximately $238,000 in telecom expenses as a result of the termination and consolidation of existing accounts.

General and Administrative. General and administrative expenses were $3.4 million and $5.1 million for the years ended December 31, 2003 and 2002, respectively, representing a decrease of $1.7 million, or 33%. The improvement is primarily comprised of a decrease in insurance expenses of $588,000 as a result of a reduction in directors and officers premiums, a $385,000 decrease in allocated expenses and stock-based compensation, a reduction of $245,000 in payroll related expenses due to headcount reductions as a result of cost saving measures, a reduction of $206,000 in Delaware franchise taxes and NASDAQ dues as a result of the reduction in total shares outstanding after our one-for-ten reverse stock split in July 2002, and a reduction of $132,000 in professional and miscellaneous expenses related to various legal, corporate compliance and merger and acquisition activities, and the elimination of the housing stipend for Mike Pickett as part of his amended employment agreement in September 2002.

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

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2003 by type (in thousands):

	Accruals at December 31, 2001	2002 Charges(1)	Amounts Paid	Accruals at December 31, 2002
Real estate and other exit costs	$6,912	$6,553	$(3,354)	$10,111
Employee separation costs	1,828	40	(1,792)	76

	$8,740	$6,593	$(5,146)	$10,187

	Accruals at December 31, 2002	2003 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2003
Real estate and other exit costs	$10,111	$2,021	$(3,071)	$9,061
Employee separation costs	76	—	(76)	—

	$10,187	$2,021	$(3,147)	$9,061

(1)	This additional accrual was offset by the reversal of a $350,000 purchase price accrual related to an acquisition in 2000.

Employee separation costs in 2002 include severance payments, benefit payments and related employment taxes for 5 affected employees. Of these terminated employees, 4 were in technology and development and 1 was in sales and marketing. We recovered approximately $37,000 in non-cash stock-based compensation expense in 2002 on the termination of unvested stock options held by separated employees.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $28.0 million at December 31, 2004, and our working capital was $19.1 million. We currently have no debt and, under current operating plans, do not expect to incur any debt in the near-term. We expect to begin generating positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing customer retention and acquisition, increasing our ASP, and reducing our cash used for idle leased office space. Until such time as we begin generating positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations. We expect to see a decrease in cash used for our idle leased office space beginning in 2006, and we estimate that we will have our remaining idle space sublet by the end of 2006, although there can be no assurance that this will occur. Should it take longer to sublease the idle office space, or should the sublease rates be lower than our estimates, the reduction in our cash used for idle lease payments may be delayed or reduced.

Our ASP has increased each year for the past 3 years. We have achieved these increases through a combination of scheduled price increases and by expanding our product offering. If future new product introductions meet our expectations, we expect to continue to grow our high value customer base through a combination of increased retention of existing high value customers and an increase in the acquisition of new customers.

Our board of directors has approved $5 million in incremental spending in 2005 to launch new products and supplement existing products, add key executives, and increase headcount in our research team. As a result, we expect to see increases in our content costs (costs of revenues) and operating expenses in the short-term and in the long-term and gross margin is expected to decline slightly in 2005; however, we expect to continue to see positive gross margins in 2005 and in future periods.

Our contractual obligation on our operating leases is approximately $14.1 million, not including operating expenses, at December 31, 2004. We have accrued approximately $7.5 million at December 31, 2004, which includes our contractual obligations on our idle leases, estimated operating expenses related to the idle space and estimated broker fees to sublease the space, assuming that we will be able to sublease this space by the end of 2006. While we anticipate that we will be able to sublease our idle space by the end of 2006, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

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

We have engaged a firm to assist us in complying with the requirements of the Sarbanes-Oxley Act of 2002. The agreement is billed on a time and materials basis and we can terminate the agreement at any time. On March 2, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers for Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting. Assuming that we remain a non-accelerated filer in 2005, Onvia will be required to be in compliance for our fiscal year ending December 31, 2006. We are currently assessing the impact that this extension will have on our estimated fees associated with this project.

We hold a promissory note receivable from Kristin McLaughlin, our former Chief Strategy Officer, with a principal and interest balance of approximately $272,000 as of December 31, 2004. The note, with an original principal balance of $350,000 was issued in April 2000. The note is non-recourse and carries interest at 6% per annum. Principal and interest is due on April 10, 2005. The note is collateralized by 45,000 shares of Onvia’s common stock. In February 2005, we entered into an arm’s length agreement with Ms. McLaughlin under which we will cancel the collateralized shares in full satisfaction of the note if the closing price of Onvia’s stock closes at a price at which the fair market value of the collateralized shares would be equivalent to, or greater than, the balance of the note any time between February 22, 2005, the date of the agreement, and April 10, 2005, the due date of the note. If Onvia’s stock fails to close at or above this value at any time during this period, the Company will cancel the collateralized shares on April 11, 2005 at the closing price on that date in full satisfaction of the note. If the fair market value of the cancelled shares exceeds the balance of the note on the date of cancellation, Onvia will pay the excess value to Ms. McLaughlin, therefore, no gain will be recognized. If the value of the shares is below the balance due on the note on the date of cancellation, Onvia will record a loss on the settlement of the note equivalent to the shortfall. Ms. McLaughlin retains the right to pay the balance of the note in cash up to the due date of the note. As of March 1, 2005, the closing price of Onvia’s stock was $5.20. The settlement of Ms. McLaughlin’s note will be accounted for in 2005 with a loss, if any, recorded at the time of settlement.

Operating Activities

Net cash used by operating activities was $4.1 million, $5.6 million and $13.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in net cash used by operating activities in 2004 compared to 2003 is primarily attributable to a decrease in net losses as a result of an increase in revenue and lower operating expenses, a reduction in net payments for accrued restructuring expenses due to an increase in sublease income over the prior year, and a decrease in payments for accounts payable and other accrued expenses related to timing of payments.

The decrease in net cash used by operating activities in 2003 compared to 2002 is primarily attributable to a decrease in net loss as a result of an increase in revenue and lower operating expenses and costs of sales, decreases in total payments of restructuring and non-restructuring related accrued expenses compared to 2002, and an increase in unearned revenue. These improvements were offset by an increase in payments for other assets.

Investing Activities

Net cash provided by investing activities was $2.4 million for the year ended December 31, 2004, compared to cash used by investing activities of $12.6 million and $9.7 million for the years ended December 31, 2003 and 2002, respectively.

The change to net cash provided by investing activities in 2004 compared to net cash used in investing activities in 2003 and 2002 is due primarily to an increase in the sale and maturity of short and long-term investments in 2004 compared to 2003 and 2002. Cash used in 2002 was offset by the release of $3.2 million of restricted cash and $613,000 from repayment of employee receivables, while there was no cash provided by these activities in 2003 or 2004.

Financing Activities

Net cash provided by financing activities was $307,000 and $33,000 for the years ended December 31, 2004 and 2003, respectively, compared to net cash used in financing activities of $33.9 million for the year ended December 31, 2002. All cash provided by financing activities in 2004 and 2003 relates to the exercise of stock options and purchases of stock under our employee stock purchase plan (ESPP). The increase in 2004 compared to 2003 is the result of a higher number of option exercises and ESPP purchases due to the improving market price of our stock during 2004.

The change from net cash used in financing activities in 2002 to net cash provided by financing activities in 2003 is primarily due to the cash distribution of $29.9 million in 2002 as well as repayments of long-term debt of $3.0 million and repurchases of common stock of $1.1 million in 2002. There were no such transactions in 2003 or 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement is effective as of the beginning of the first interim period beginning after June 15, 2005. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We plan to adopt the provisions of SFAS 123R in our fiscal quarter ending September 30, 2005, and we expect that adoption of this statement will materially impact our results of operations beginning in the third quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for periods beginning after June 15, 2005. We do not expect adoption of this Statement to have a significant impact on our financial condition or results of operations.

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity

Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Non-Marketable Equity Securities Accounted for Under the Cost Method. The adoption of the disclosure provisions in EITF Issue No. 03-1 did not have an impact on our financial statements, and we do not expect the adoption of the proposed accounting recognition and measurement provisions to have a significant impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt at December 31, 2004 and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Our investment portfolio consists of money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Auction rate securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments, because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. We invest primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of December 31, 2004, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are currently denominated in U.S. currency.

Equity Price Risk

We do not own any equity instruments and we do not currently have plans to raise additional capital in the equity markets; therefore, our equity price risk is insignificant.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Onvia, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc. (formerly known as Onvia.com, Inc.) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule in the Index listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, as discussed in Note 4 to the consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

March 14, 2005

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,718,025	$7,077,516
Short-term investments	22,225,579	23,304,223
Accounts receivable, net of allowance for doubtful accounts of $62,917 and $45,896	611,193	343,177
Prepaid expenses and other current assets	1,075,143	752,142

Total current assets	29,629,940	31,477,058
LONG TERM ASSETS:
Property and equipment, net	2,165,952	2,168,704
Long-term investments	—	2,001,260
Security deposits	3,739,768	3,739,768
Other assets, net	493,873	478,974

TOTAL ASSETS	$36,029,533	$39,865,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$936,631	$661,456
Accrued expenses	774,476	717,721
Accrued restructuring, current portion	2,750,639	2,742,206
Unearned revenue	6,089,939	5,064,127

Total current liabilities	10,551,685	9,185,510
LONG TERM LIABILITIES:
Accrued restructuring, net of current portion	4,700,723	6,319,105
Deferred rent	205,746	176,081

Total liabilities	15,458,154	15,680,696

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,822,727 and 7,682,214 shares issued and outstanding	782	768
Additional paid in capital	347,553,684	347,238,607
Accumulated other comprehensive loss	(30,686)	—
Unearned stock compensation	—	(1,968)
Accumulated deficit	(326,952,401)	(323,052,339)

Total stockholders’ equity	20,571,379	24,185,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,029,533	$39,865,764

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Revenue	$13,076,020	$9,991,213	$7,233,806
Cost of revenue	1,642,241	1,176,268	1,349,059

Gross margin	11,433,779	8,814,945	5,884,747
Operating expenses:
Sales and marketing	9,037,395	8,899,812	10,145,741
Technology and development	2,622,055	3,039,077	5,043,781
General and administrative	3,251,522	3,448,682	5,114,494
Restructuring charges	915,637	2,020,548	6,242,529

Total operating expenses	15,826,609	17,408,119	26,546,545

Loss from operations	(4,392,830)	(8,593,174)	(20,661,798)
Other income (expense):
Interest and other income	496,103	680,341	1,470,166
Interest expense	(3,335)	—	(88,480)

Total other income	492,768	680,341	1,381,686

Net loss before cumulative effect of change in accounting principle	(3,900,062)	(7,912,833)	(19,280,112)
Cumulative effect of change in accounting principle	—	—	(16,468,167)

Net loss	$(3,900,062)	$(7,912,833)	$(35,748,279)

Unrealized loss on available-for-sale securities	(30,686)	—	—

Other comprehensive loss	$(3,930,748)	$(7,912,833)	$(35,748,279)

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(0.51)	$(1.03)	$(2.51)
Cumulative effect of change in accounting principle	—	—	(2.15)

Basic and diluted net loss per common share	$(0.51)	$(1.03)	$(4.66)

Basic and diluted weighted average shares outstanding	7,720,198	7,678,485	7,673,160

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,900,062)	$(7,912,833)	$(35,748,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	—	16,468,167
Depreciation and amortization	666,134	1,933,927	3,921,065
(Gain) / Loss on sale of property and equipment	(7,758)	(42,002)	2,924
Noncash stock-based compensation	9,593	407,852	1,339,757
Amortization of debt discount	—	—	11,932
Change in certain assets and liabilities:
Accounts receivable	(268,016)	(45,154)	(76,709)
Prepaid expenses and other current assets	(323,001)	36,163	(35,636)
Other assets	(37,906)	(118,720)	842,020
Accounts payable	275,175	(157,634)	(123,163)
Accrued expenses	56,755	(285,450)	(2,193,552)
Deferred rent	29,665	62,321	30,837
Accrued restructuring payments	(2,525,586)	(3,145,958)	(5,146,324)
Additional restructuring charges	915,637	2,020,548	6,592,529
Unearned revenue	1,025,812	1,646,509	1,004,725

Net cash used in operating activities	(4,083,558)	(5,600,431)	(13,109,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(532,577)	(368,213)	(34,862)
Sales and maturities of investments	25,760,688	7,868,992	1,996,844
Purchases of investments	(22,711,465)	(19,773,026)	(15,398,293)
Acquisition of intangible assets	—	(100,000)	—
Change in restricted cash	—	—	3,200,000
Additions to internally developed software	(100,045)	(183,603)	(106,171)
Repayments of employee receivables	—	—	612,697

Net cash provided by / (used in) investing activities	2,416,601	(12,555,850)	(9,729,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	—	—	(2,996,402)
Proceeds from employee stock purchase plans and exercise of stock options and warrants	307,466	32,524	61,919
Cash distribution	—	—	(29,890,943)
Repurchase of common stock	—	—	(1,123,809)

Net cash provided by / (used in) financing activities	307,466	32,524	(33,949,235)
Net decrease in cash and cash equivalents	(1,359,491)	(18,123,757)	(56,788,727)
Cash and cash equivalents, beginning of period	7,077,516	25,201,273	81,990,000

Cash and cash equivalents, end of period	$5,718,025	$7,077,516	$25,201,273

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Onvia, Inc. common stock		Treasury stock	Additional paid in capital	Accumulated other comprehensive loss	Unearned compensation	Accumulated deficit	Total
	Shares	Amount	Amount	Amount
BALANCE, December 31, 2001	7,825,706	$783	$(11,100,007)	$389,302,529	$—	$(1,793,199)	$(279,391,227)	$97,018,879

Repurchase of common stock	(178,803)	(18)	(1,123,791)					(1,123,809)
Cancellation of treasury stock			12,223,798	(12,223,798)				—
Exercise of warrants	3,490			8,751				8,751
Exercise of stock options	15,074	2		44,379				44,381
Purchases under Employee Stock Purchase Plan	3,041			8,787				8,787
Amortization of unearned compensation on stock options						1,376,881		1,376,881
Reversal of amortization on unearned compensation on employee terminations				(43,622)		6,498		(37,124)
Cash distribution				(29,890,943)				(29,890,943)
Net loss	—	—	—	—	—	—	(35,748,279)	(35,748,279)

BALANCE, December 31, 2002	7,668,508	767	—	347,206,803	—	(409,820)	(315,139,506)	31,657,524

Exercise of stock options	9,838	1		20,142				20,143
Purchases under Employee Stock Purchase Plan	3,868			12,382				12,382
Amortization of unearned compensation on stock options						407,852		407,852
Net loss	—	—	—	—	—	—	(7,912,833)	(7,912,833)

BALANCE, December 31, 2003	7,682,214	768	—	347,238,607	—	(1,968)	(323,052,339)	24,185,068

Exercise of stock options	130,137	13		275,319				275,332
Purchases under Employee Stock Purchase Plan	10,376	1		32,133				32,134
Amortization of unearned compensation on stock options						1,968		1,968
Noncash stock-based compensation				7,625				7,625
Unrealized loss on available-for-sale securities					(30,686)			(30,686)
Net loss	—	—	—	—	—	—	(3,900,062)	(3,900,062)

BALANCE, December 31, 2004	7,822,727	782	$—	$347,553,684	$(30,686)	$—	$(326,952,401)	$20,571,379

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Note 1:	Summary of Significant Accounting Policies

Description of business: Onvia, Inc. (formerly known as Onvia.com, Inc.) is incorporated in the State of Delaware, and its subsidiary in Canada, which had no business activity in 2004, 2003 or 2002, is incorporated in British Columbia. Onvia and its subsidiary are collectively referred to as “Onvia.” Onvia operated as a single segment in 2004, 2003 and 2002.

Onvia provides businesses access to a comprehensive database of tactical, hard to find business opportunities, which are focused on the largest industry verticals. We pre-qualify business opportunities for each of our customers based on their individually customized profiles through the use of technology and tools, and generally deliver leads within 24 hours of their publication by the government agency. The breadth of our data allows for multiple products and pricing structures from the same content to appeal to both large and small businesses. Businesses that use our service no longer have to scour newspapers, trade periodicals, or the Internet in search of public sector opportunities, because our service provides them with daily access to the opportunities that match the profile of their business.

We also offer products that keep businesses informed of private sector opportunities, including a news clipping service and a lead notification service. The private sector lead notification service is currently primarily focused on the architecture, engineering and construction industries (AEC), and may expand in the future to cover additional verticals.

In addition to the benefits our service offers to businesses, government agencies may also reduce costs by streamlining the bid process and by accessing a larger and more diverse pool of businesses, resulting in increased bid competition.

The vertical markets currently served are:

•	Architecture and Engineering

•	Construction and Building Supplies

•	IT / Telecom

•	Consulting Services

•	Operations and Maintenance Services

•	Transportation Equipment

•	Industrial Supplies

•	Office Equipment

•	Medical Equipment and Supplies

Basis of consolidation: Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in any of the fiscal years ending December 31, 2004, 2003 or 2002.

Fair value of financial instruments: Onvia’s financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, security deposits, accounts payable, and accrued liabilities. The carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of our short and long-term investments, which is the amount recorded in the financial statements, is based on market quotes. All investments are classified as available-for-sale, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in other comprehensive income.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: Onvia considers all highly liquid instruments with remaining maturities of 90 days or less to be cash equivalents.

Short-term and long-term investments: Onvia’s investment portfolio is classified as available-for-sale and is segregated between short-term investments and long-term investments based on the remaining term of the instrument. We classify investments with remaining maturities of more than three months and less than one year, except auction rate securities, as short-term investments, and investments with remaining maturities of more than one year, except auction rate securities, as long term investments. Although auction rate securities have long-term stated maturities, these securities have been classified as short-term investments, because management’s intention is to liquidate these instruments, if needed, on their stated auction dates, which are typically less than one year. Long term investments are limited to original maturities of no more than thirteen months. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; municipal securities; direct obligations of the U.S. government; auction rate securities issued by U.S. financial institutions; and bankers acceptances and/or certificates of deposit. U.S. government and agency securities are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. Interest earned on these securities is included in interest income. Realized gains and losses on investments during the years ended December 31, 2004, 2003 and 2002 were immaterial. Available-for-sale securities are carried at fair value based on quoted market prices, and any unrealized gain or loss on the securities is included in stockholders equity and reported in other comprehensive income. The cost of securities sold is calculated using the specific identification method.

Management of credit risk: Onvia is subject to concentration of credit risk, primarily from its investments. We manage our credit risk for investments by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.

Property and equipment: Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture, and equipment is recorded using the straight-line method over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

Security deposit: Security deposits consist of the long-term deposits required under the lease obligations for our current corporate headquarters and our former corporate headquarters. We are required to maintain a deposit in the amount of $3.5 million, or such lesser amount equivalent to the remaining balance on our contractual obligation on our current corporate headquarters in Seattle, Washington, which runs through March 2010. We are required to maintain a deposit in the amount of $50,000 on our contractual obligation for our former corporate headquarters in Seattle, which runs through August 2006. Also, according to the terms of the sublease agreement for our former corporate headquarters, we are required to maintain a deposit of $181,000 through the term of the sublease, which runs through the remaining term of the lease in August 2006.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other assets: Other assets consist of costs capitalized for internal use software and individually immaterial intangible assets. Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $100,045, $183,603 and $106,171 in internally developed software costs during the years ended December 31, 2004, 2003 and 2002, respectively. Capitalized software costs are amortized on a straight-line basis over the lesser of 3 years or their expected useful lives. Amortization related to capitalized software was $80,597, $107,387 and $224,279 for the years ended December 31, 2004, 2003 and 2002, respectively. Also included in other assets at December 31, 2003 was $225,000 for a promissory note due from our former Chief Strategy Officer, which is due on April 10, 2005. In February 2005, we entered into an agreement for the full settlement of this note. Terms of this agreement are described in Note 8.

Goodwill and other intangible assets: Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in business combinations accounted for under the purchase accounting method. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, goodwill and other intangible assets with indefinite useful lives were amortized over their estimated useful life, typically three years. Subsequent to the adoption of SFAS No. 142, goodwill and other intangible assets with indefinite lives are not to be amortized, but rather should be tested, at least annually, for impairment. Under SFAS No. 142, intangible assets that have finite useful lives will continue to be amortized over their useful lives. Onvia recognized a goodwill impairment charge in the amount of $16,468,167 in the year ended December 31, 2002 (Note 4).

Onvia capitalized $100,000 related to the purchase of customers from a third party in the year ended December 31, 2003. The entire amount has been recorded as an intangible asset and is included in other assets at December 31, 2004 and 2003. The intangible asset is being amortized over the expected useful life per the provisions of SFAS No. 142. Management has reviewed the asset for impairment and does not believe that the asset is impaired. Amortization of the intangible asset is based on the timing of expected revenues from the customer list over an expected useful life of three years. Amortization related to the intangible asset was $42,454 and $14,329 for the years ended December 31, 2004 and 2003, respectively. Estimated amortization of the intangible asset in 2005 and 2006 is $28,426 and $14,791, respectively.

Valuation of long-lived assets: Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, the carrying value would be reduced to its estimated fair value. The carrying value of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. No impairments were recognized during the periods ending December 31, 2004, 2003 or 2002.

Revenue recognition: Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our customers. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue at December 31, 2004 consists of payments received for prepaid subscriptions from our non-enterprise customers whose terms extend into 2005, as well as the invoiced portion of enterprise contracts whose terms extend into 2005. We also generate revenue from fees charged for document download services and list rental services. For the years ended December 31, 2004, 2003 and 2002 we recognized $12,773,594, $9,698,864 and $6,512,099, respectively, of total subscription revenue and $302,426, $292,349 and $721,707, respectively, of total document fulfillment and list rental revenue.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Detachable stock purchase warrants: Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is recorded as a debt discount and amortized to interest expense over the term of the related debt using the effective interest method. Amortization of the debt discount was $11,932 for the year ended December 31, 2002. The debt discount had been completely amortized as of December 31, 2002.

Treasury stock: During 2002 management made the decision to cancel 12,223,798 shares of treasury stock. The cancellation was recorded as an increase to additional paid in capital. Subsequent to this cancellation, we hold no treasury stock.

Stock-based compensation: We have elected to account for our employee and director stock-based awards and purchases under our employee stock purchase plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, between the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In accordance with SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the minimum value option-pricing model assuming the following weighted average assumptions:

	2004	2003	2002
Average risk free rate	3.67%	3.28%	4.34%
Volatility	54%	114%	124%
Dividends	$0	$0	$0
Expected life (in years)	6.8	6.5	6.4

In accordance with SFAS No. 123, the fair value of each employee purchase under our employee stock purchase plan is estimated on the first day of each purchase period using the minimum value option-pricing model assuming the following weighted average assumptions:

	2004	2003	2002
Average risk free rate	2.53%	1.85%	1.87%
Volatility	48%	57%	62%
Dividends	$0	$0	$0
Expected life (in years)	0.9	1.6	1.4

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and the fair value of employee purchases under our employee stock purchase plan,

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

our net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2004	2003	2002
Net loss:
As reported	$(3,900,062)	$(7,912,833)	$(35,748,279)
Add: Stock-based compensation included in reported net income	9,593	407,852	1,339,757
Deduct: Stock-based compensation determined under fair-value based method	(757,577)	(1,713,794)	(1,825,366)

Pro forma	$(4,648,046)	$(9,218,775)	$(36,233,888)

Net loss per share:
As reported – basic and diluted	$(0.51)	$(1.03)	$(4.66)
Pro forma – basic and diluted	$(0.60)	$(1.20)	$(4.72)

In December 2004 the Financial Accounting Standards Board (FASB) released SFAS No. 123R, Share-Based Payment. We will be required to adopt the provisions of SFAS 123R beginning with the quarter ending September 30, 2005. Upon adoption of this Statement, we will begin recognizing the calculated fair value of new option grants, as well as the value of existing grants that vest subsequent to adoption, through operations.

Comprehensive loss: Comprehensive loss is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Comprehensive loss for Onvia consists of unrealized losses on our available-for-sale securities.

Stock split and net loss per share: On July 11, 2002, our stockholders approved a one-for-ten reverse stock split of Onvia’s outstanding common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in the consolidated financial statements and in the accompanying notes to the consolidated financial statements to common shares, share prices and per share amounts, including the cash distribution per share, have been restated for the stock split.

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including contingently issuable shares for which all necessary conditions have been satisfied. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2004, 2003 and 2002, 1,900,320, 1,061,279 and 700,371 shares, respectively, have been excluded from the computation of diluted net loss per share as their effects would be antidilutive.

New accounting pronouncements: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement is effective as of the beginning of the first interim period beginning after June 15, 2005. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We plan to adopt the provisions of SFAS 123R in our fiscal quarter ending September 30, 2005, and we expect that adoption of this statement will materially impact our results of operations beginning in the third quarter of 2005.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for periods beginning after June 15, 2005. We do not expect adoption of this Statement to have a significant impact on our financial condition or results of operations.

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Non-Marketable Equity Securities Accounted for Under the Cost Method. The adoption of the recognition and measurement guidance in EITF Issue No. 03-1 did not have an impact on our financial statements, and we do not expect the adoption of the proposed FSP to have a significant impact on our financial statements.

Reclassifications: Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications did not impact previously reported revenues, operating expenses, net loss, total assets, total liabilities or stockholders’ equity.

In 2004, we concluded that it was appropriate to classify our Auction Rate Securities (ARS) as short-term investments. As of December 31, 2004, we held $12.8 million of investments in ARS that are classified as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments, because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. Previously, such investments had been classified as cash and cash equivalents due to the periodic auction dates. Accordingly, we reclassified $15.7 million and $9.9 million of investments in ARS from cash and cash equivalents to short-term investments as of December 31, 2003 and 2002, respectively. We have also made corresponding reclassifications to our consolidated statements of cash flows to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported net income, total assets, cash flows from operating activities, or cash flows from financing activities.

Note 2:	Short-term and Long-term Investments

The following table summarizes, by major security type, short-term and long-term investments classified as available-for-sale at December 31, 2004 and 2003, stated at fair market value (in thousands):

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(in thousands)
Auction rate securities	$12,825	$—	$—	$12,825	$16,900	$—	$—	$16,900
Municiple bonds	1,027	—	(6)	1,021	—	—	—	—
US government obligations	8,400	—	(20)	8,380	6,404	—	—	6,404

	$22,252	$—	$(26)	$22,226	$23,304	$—	$—	$23,304

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Maturity information is as follows for investments classified as available-for-sale at December 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Within one year	$9,427	$—	$(26)	$9,401
1 year through 2 years	—	—	—	—
Auction rate securities	12,825	—	—	12,825

	$22,252	$—	$(26)	$22,226

Note 3:	Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003
Computer equipment	$1,394,881	$8,786,895
Software	745,150	2,720,420
Furniture and fixtures	522,738	622,948
Leasehold improvements	2,672,791	2,672,791

	5,335,560	14,803,054
Less accumulated depreciation	(3,169,608)	(12,634,350)

	$2,165,952	$2,168,704

During the year ended December 31, 2004, we wrote off fully depreciated assets that were no longer in use in the following amounts:

•	Computer equipment – $7,694,606

•	Software – $2,188,154

•	Furniture and fixtures – $118,971

Note 4:	Goodwill

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

We completed our initial impairment assessment of goodwill by comparing the fair value of Onvia to the carrying value or recorded goodwill. Fair value was determined using the market capitalization of Onvia at January 1, 2002. This impairment test is required to be performed upon adoption of SFAS No. 142 and at least annually thereafter. Based on the initial impairment test, all of the goodwill recorded at January 1, 2002, which was related to our 2001 acquisitions of DemandStar.com, Inc. and ProjectGuides, Inc., was impaired. In accordance with SFAS No. 142, the impairment is presented as a cumulative effect of a change in accounting principle in the amount of $16.5 million.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5:	Income Taxes

At December 31, 2004, 2003 and 2002, we had tax net operating loss carryforwards of $236,298,630, $229,741,362 and $229,089,623, respectively, which may be used to offset future taxable income. These carryforwards expire at various dates beginning in 2017 through 2024. The utilization of the net operating loss is subject to annual limitations due to ownership changes of stock in prior years. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate as follows:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock-based compensation	(2.8)	(8.7)	1.2
Nondeductible goodwill	(0.1)	(0.2)	15.7
Other	0.6	0.1	0.4
Change in valuation allowance	36.3	42.8	16.7

	0.0%	0.0%	0.0%

Onvia’s net deferred tax assets, calculated by applying the United States federal statutory income tax rate of 34% to total deferrals, consist of the following at December 31:

	2004	2003
Net operating loss carryforwards	$80,341,535	$78,112,052
Prepaid expenses and other assets currently deductible	(264,131)	(157,866)
Accrued expenses not currently deductible	2,788,296	3,306,839
Property, plant and equipment due to different depreciation for tax purposes	1,704,595	2,008,188

Net deferred tax assets	84,570,295	83,269,213
Less: Valuation allowance	(84,570,295)	(83,269,213)

Net deferred tax asset	$—	$—

We have recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the recognition criteria for realization have not been met.

Note 6:	Idle lease provision

In conjunction with the closure of our Canadian operations and business-to-business exchange, and the elimination of our outside sales force, all in 2001, we recorded a liability to accrue rental payments on office space that was abandoned. Management periodically reviews this estimate and, based on information available at the time of their analysis, management determined that additional accruals were necessary in 2004, 2003 and 2002. During the years ended December 31, 2004, 2003 and 2002, we recorded additional net restructuring charges of $916,000, $2.0 million and $6.2 million, respectively.

Restructuring charges recorded during 2002 related to contractual obligations and operating expenses on our lease arrangements and an estimate for broker fees to sublease the idle space, as well as employee separation costs for severance and benefit payments for five affected employees. Restructuring charges recorded during 2004 and 2003 relate entirely to contractual obligations and estimated operating expenses on our lease arrangements, and estimated broker fees associated with the assumed sublease of our idle office space.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table displays the changes in the restructuring accrual through December 31, 2004 by type (in thousands):

	Accruals at December 31, 2001	2002 Charges (1)	Amounts Paid	Accruals at December 31, 2002
Real estate and other exit costs	$6,912	$6,553	$(3,354)	$10,111
Employee separation costs	1,828	40	(1,792)	76

	$8,740	$6,593	$(5,146)	$10,187

(1) This additional accrual was offset by the reversal of a $350,000 purchase price accrual related to an acquisition in 2000.

	Accruals at December 31, 2002	2003 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2003
Real estate and other exit costs	$10,111	$2,021	$(3,071)	$9,061
Employee separation costs	76	—	(76)	—

	$10,187	$2,021	$(3,147)	$9,061

	Accruals at December 31, 2003	2004 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2004
Real estate and other exit costs	$9,061	$916	$(2,526)	$7,451

	$9,061	$916	$(2,526)	$7,451

Accrued real estate costs at December 31, 2004 are intended to cover our remaining contractual obligations and estimated operating expenses on lease arrangements for our idle office space through the remainder of the lease obligations, as well as our estimate of broker fees associated with the assumed sublease of our idle space, assuming that we will be able to sublease the space at estimated current market rates, which are below our contractually obligated rates, by the end of 2006.

The additional accrual made in 2003 assumed that we would be able to sublease our idle office space by the end of 2005. In January 2005, we terminated our agreement with our previous real estate brokers and hired a new team that is developing a new sublease plan. Due to the prevailing real estate market conditions in Seattle, we believe that subleasing our idle space will take longer than our previous estimates, and in December 2004, we recorded an additional accrual of $916,000 to extend our estimated timeline through the end of 2006. Our total obligation for office space under lease, which includes the lease payments portion of the $7.5 million accrual, exceeds $14 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued. The lease terms expire on dates ranging from 2005 through 2010. The remaining restructuring liability will be paid through 2010.

Note 7:	Stock Repurchase Plan

In March 2001, our Board of Directors approved a plan to repurchase up to $10,000,000 of Onvia’s common stock. In October 2001, our Board of Directors authorized an additional $5,000,000 available to repurchase shares under the existing plan. Stock repurchases discussed in Notes 8 and 12 were not made pursuant to this plan. There were no repurchases under this plan in 2004 or 2003.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8:	Management Agreements and Related Party Transactions

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

On December 8, 2000, we entered into an agreement to guarantee a $4,000,000 promissory note issued to Mr. Ballman by a third party lender. The principal was payable by Mr. Ballman in five payments, the last of which was due on July 31, 2002 and interest was payable by Mr. Ballman on a periodic basis. As part of Onvia’s guarantee, we assigned a certificate of deposit to the lender in the amount of $4,000,000. Onvia secured its guarantee with 600,000 shares of common stock held by Mr. Ballman. In April 2001, Mr. Ballman resigned as our Chairman and Chief Executive Officer, and Onvia agreed to repurchase up to 600,000 shares of Mr. Ballman’s stock at fair market value, with the proceeds to be used to repay outstanding notes between Mr. Ballman and satisfy the loans Onvia had guaranteed on Mr. Ballman’s behalf. We repurchased 87,971 and 140,322 shares at their respective fair market values of approximately $906,000 and $870,000 in September 2001 and April 2002, respectively, from Mr. Ballman. Of the total purchase price, $1.6 million was used for principal payments on the $4,000,000 third party promissory note, and $176,000 was used to repay principle and interest on the $350,000 promissory note between Mr. Ballman and Onvia. In May 2002, Mr. Ballman made the final payments on his note with a third party lender and on his promissory note held by Onvia in the amount of $226,000. Upon repayment of the third party note, the lender released the $3.2 million deposit pledged by Onvia as security for our corporate guarantee.

In February 2000 we received a non-recourse promissory note from Kristin McLaughlin, our then current Chief Strategy Officer, in the amount of $100,000, collateralized by 10,000 shares of Onvia’s common stock. In April 2000 we received another promissory note from Ms. McLaughlin in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. Both promissory notes carried interest at 6% per annum. Principal and interest are due April 10, 2005.

In March 2001, we entered into a retention agreement with Ms. McLaughlin. Under the terms of the agreement, we were to provide Ms. McLaughlin with a retention bonus totaling $680,000 over the following two years. The bonus was to be paid in quarterly installments beginning with the first quarter of 2001 by forgiving $60,000 per quarter of principal and interest on Ms. McLaughlin’s loan with Onvia and paying $29,000 per quarter in cash. In addition, we were required to repurchase up to $400,000 of Ms. McLaughlin’s stock between March 30, 2001 and July 1, 2001 at fair market value on the date of purchase. In July 2001, Ms. McLaughlin separated from Onvia, and the retention bonus agreement was terminated. For the year ended December 31, 2001, we forgave approximately $120,000 of principal and interest on Ms. McLaughlin’s loan and paid $58,000 in cash to Ms. McLaughlin per the agreement. In May 2002, Ms. McLaughlin paid approximately $142,000 toward the remaining principal and interest balance on the note. The principal and interest balance of the loan was approximately $272,000 and $260,000 at December 31, 2004 and 2003, respectively.

In February 2005, we entered into an arm’s length agreement with Ms. McLaughlin under which we will cancel the collateralized shares in full satisfaction of the note if the closing price of Onvia’s stock closes at a price at which the fair market value of the collateralized shares would be equivalent to, or greater than, the balance of the note any time between February 22, 2005, the date of the agreement, and April 10, 2005, the due date of the note. If Onvia’s stock fails to close at or above this value at any time during this period, the Company will cancel the collateralized shares on April 11, 2005 at the closing price on that date in full satisfaction of the note. If the fair market value of the cancelled shares exceeds the balance of the note on the date of cancellation, Onvia will pay the excess value to Ms. McLaughlin, therefore, no gain will be recognized. If the value of the

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

shares is below the balance due on the note on the date of cancellation, Onvia will record a loss on the settlement of the note equivalent to the shortfall. Ms. McLaughlin retains the right to pay the balance of the note in cash up to the due date of the note. As of March 1, 2005, the closing price of Onvia’s stock was $5.20. The settlement of Ms. McLaughlin’s note will be accounted for in 2005 with a loss, if any, recorded at the time of settlement.

In January 2002, at Onvia’s discretion, we repurchased a total of 43,799 shares from Ms. McLaughlin at the fair market value of the common stock on the transaction date for a total of $254,039.

Note 9:	Commitments and Contingencies

Operating leases: Onvia has noncancellable operating leases for our current and former office space. The leases expire in years ranging from 2005 to 2010. We have subleased certain office space at current market rates, which are slightly lower than our rental obligations.

Total rent expense was $1,686,806, $2,780,283 and $7,056,446 for the years ended December 31, 2004, 2003 and 2002, respectively. Of the total rent expense for the years ended December 31, 2004, 2003 and 2002, $915,637, $2,020,548 and $6,459,984, respectively, relates to restructuring costs associated with Onvia’s idle office space (Note 6).

In January 2005, Onvia entered into a noncancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Leases	Other Operating Leases	Total Operating Leases
2005	$2,939,233	$23,762	$2,962,995
2006	2,798,234	20,367	2,818,601
2007	2,507,041	20,367	2,527,408
2008	2,575,638	20,367	2,596,005
2009	2,655,358	18,671	2,674,029
Thereafter	668,862	—	668,862

	$14,144,366	$103,534	$14,247,900

Future required payments under real estate operating leases shown above have not been reduced by future receipts under sublease contracts in the following amounts for the years ending December 31:

Sublease Income on Operating Leases
2005	$568,346
2006	375,115
2007	—
2008	—
2009	—
Thereafter	—

$943,461

As discussed above, we have recorded a liability for a portion of our lease obligations through 2010. The total accrual at December 31, 2004 was $7.5 million, which includes lease payments, operating expenses and estimated broker fees for our idle space.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Purchase obligations: Onvia has noncancellable purchase obligations for software licenses. The licenses expire in December 2007, and payment for the licenses is spread out over a three year period in three equal installments. The first installment was paid in January 2005 and is included in the table below, along with the payment that will be due in December 2005.

Future required payments under this non-cancellable agreement are as follows for the years ending December 31:

Purchase Obligations
2005	$109,544
2006	54,771
2007	—
2008	—
2009	—
Thereafter	—

$164,315

Lease security deposit: The landlord for our former corporate facilities holds a security deposit of $50,000, which is to be returned to us within 30 days after the expiration or termination of the lease. This deposit is recorded in security deposits at December 31, 2004 and 2003. This space was sublet in November 2003, and as part of the sublease agreement we were required to establish a letter of credit in the amount of approximately $181,000, which expires in August 2006, in addition to the $50,000 security deposit. This letter of credit was obtained in December 2003 and is secured by a deposit of $181,000 recorded in security deposits at December 31, 2004 and 2003.

Our leasing arrangement for our current corporate facilities required a letter of credit of $3.5 million to be issued to the landlord through May 2010. This letter of credit was obtained in January 2000 and is secured by a deposit of $3.5 million. The letter of credit expires in January of each year and is automatically renewed on an annual basis for a period of 12 months. This deposit is recorded in security deposits at December 31, 2004 and 2003.

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

Third party agreements: In February 2004, we formally terminated our engagement with Broadview International, LLC (“Broadview”), who had been engaged to assist us in identifying suitable transactions to enhance stockholder value. Per the terms of the original Broadview agreement, certain business combinations or other transactions with certain named parties within one year of the termination date would have resulted in a completion fee of $750,000 or $500,000, depending on the type of transaction, becoming due to Broadview. This provision expired on February 22, 2005 and we are under no further obligation to Broadview.

Legal proceedings: A final settlement agreement in the securities class action suit filed during the year ended December 31, 2001 has been negotiated and preliminarily approved by the court, with one modification

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $125,000 for attorneys’ fees in defense of this suit as of February 15, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and would be refunded to Onvia if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers according to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the $125,000 in attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

On February 3, 2005, a lawsuit was filed in King County, Washington by Responsive Management Systems against Onvia, Inc. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages of $500 per fax on behalf of the plaintiff and each member of the proposed class who received a facsimile on or about August 23, 2001. We fax only to vendors with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. We believe that we have strong defenses and will defend against this lawsuit aggressively. At this time, the plaintiff class has not been certified.

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

Note 10:	Stock Options

In February 1999, Onvia adopted a combined stock option plan (the 1999 Plan) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The options expire 10 years after the date of grant. The options vest in increments over time, but typically have either a four or five year vesting schedule. The total number of shares reserved for issuance under the 1999 Plan, including annual increases through December 31, 2004 as discussed below, total 2,726,755 shares. Each year, beginning in 2001 and ending in 2009, on the first day of the year, the number of shares reserved for issuance under the 1999 Plan is automatically increased by the lesser of: 320,000 shares; 4% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or a lesser number of shares as determined by the Board of Directors. The increase in the number of shares reserved for issuance under this provision on January 1, 2004 and 2005 was 307,151 and 312,795 shares, respectively. There were 108,402 shares available for issuance under the 1999 Plan as of December 31, 2004, not including the 312,795 shares made available for issuance on January 1, 2005. During the year ended December 31, 2004, a total of 235,000 options were granted to employees and directors under this plan at fair market value on the date of grant, a total of 855,000 options were granted under this plan to employees and directors of the Company with exercise prices in excess of the fair market value on the date of grant, and a total of 6,000 options were granted to consultants at an exercise price below the fair market value on the date of grant. The options granted to consultants vest in full two years from the date of grant and expire 10 years after the date of grant. The options granted to consultants are accounted for under the provisions of SFAS No. 123, and we recorded $7,625 in non-cash stock-based

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

compensation in 2004 related to these grants. All option grants under this plan during the years ended December 31, 2003 and 2002 were granted at fair market value on the date of grant.

Effective March 1, 2000, Onvia adopted a Directors’ Stock Option Plan (the Directors’ Plan), which authorizes the grant of 60,000 shares of nonqualified stock options to members of the board. Initially, 4,000 shares were granted to all members of the board on March 1, 2000, and thereafter, grants are made to each eligible board member on the date such person is first elected or appointed as a board member. At each annual stockholders meeting, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person has been a board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant, has a term of ten years and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life and an exercise price equal to the closing price on the date of grant. The options have a term of 10 years and terminate when the board member no longer continues to serve as a director of Onvia. For the years ended December 31, 2004, 2003 and 2002, 18,000, 4,000 and 5,000 shares, respectively, were granted to directors under the Directors’ Plan with weighted average exercise prices of $4.90, $3.43 and $2.50 per share, respectively. All option grants under this plan during the years ended December 31, 2004, 2003 and 2002 were granted at the fair market value on the date of grant.

In addition to the annual grants under the Directors’ Plan, each board member that is an independent, non-employee director will receive an initial grant of 18,750 options under the 1999 Plan upon their appointment to the board, and an annual grant of 5,000 options under the 1999 Plan upon the director’s anniversary date as an independent director. During 2004 the Board of Directors passed a resolution to grant an additional 15,000 shares under the 1999 Plan upon each independent director’s fifth anniversary as an independent director. The shares granted on the director’s fifth anniversary are granted at an exercise price $2.50 above the fair market value on the date of grant. In 2004, 2003 and 2002, 122,500, 5,000 and 18,750 options were granted to independent directors under the 1999 Plan at the fair market value on the date of grant, with weighted average exercise prices of $4.18, $4.05 and $2.11, respectively. During 2004 there were 15,000 options granted at $2.50 above the fair market value on the date of grant, with a weighted average exercise price of $8.47.

Stock options are approved by the Board of Directors generally with four-year or five-year vesting schedules. Options granted to consultants of Onvia are approved by the Board of Directors with varying vesting schedules of up to four years. Stock options expire 10 years after the date of grant.

As a result of the cash distribution discussed below (Note 12), and pursuant to the guidance in FASB Interpretation No. (FIN) 44, the exercise price of all active employee stock options outstanding on or prior to the distribution date was reduced. Outstanding options with a strike price greater than or equal to the fair market value (FMV) of the stock on the effective date of the distribution received a strike price reduction equal to the cash distribution, or $3.90 per share. For outstanding options with a strike price below the FMV on the date of the distribution, the reduction was such that the aggregate intrinsic value of the options immediately after the change was not greater than the aggregate intrinsic value immediately prior to the change, therefore, there was no accounting impact as a result of the change.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes stock option activity for all option plans for the years ending December 31:

	Options Outstanding	Weighted Average Exercise Price
Total options outstanding at December 31, 2001	627,855	$25.70
Options granted and assumed	164,800	1.65
Options exercised	(15,074)	2.94
Options forfeited	(171,092)	39.13

Total options outstanding at December 31, 2002	606,489	$13.02
Options granted and assumed	500,950	2.74
Options exercised	(9,838)	2.00
Options forfeited	(119,546)	8.49

Total options outstanding at December 31, 2003	978,055	$8.42
Options granted and assumed	1,114,000	8.17
Options exercised	(130,137)	2.12
Options forfeited	(137,641)	17.11

Total options outstanding at December 31, 2004	1,824,277	$8.07

Options exercisable at December 31, 2002	272,855	$15.97
Options exercisable at December 31, 2003	486,746	$11.98
Options exercisable at December 31, 2004	552,270	$9.64

The weighted average fair value of options granted during 2004, 2003 and 2002 was $5.85, $2.74 and $3.75 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price
$0.01 – $2.11	91,117	6.75	$1.52	58,866	7.03	$1.59
2.50 – 2.66	560,636	6.72	2.61	407,499	6.21	2.63
2.70 – 4.00	66,588	8.30	3.30	28,209	8.06	3.29
4.05 – 5.05	136,500	9.52	4.76	1,458	8.81	4.05
5.10 – 6.10	79,050	9.31	5.39	6,859	6.40	5.52
7.50 – 8.60	256,800	9.88	7.56	5,798	8.34	7.84
10.00 – 21.73	607,260	9.86	10.14	17,255	8.20	14.87
47.35 – 96.41	7,776	4.02	62.70	7,776	4.02	62.70
$100.48 – $286.10	18,550	5.19	174.06	18,550	5.19	174.06

	1,824,277	8.57	$8.07	552,270	6.42	$9.64

Effective May 2000, we adopted the 2000 Employee Stock Purchase Plan (ESPP), and initially reserved 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP is increased by the lesser of 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. 60,000 shares were added to the shares reserved for issuance under the ESPP during each of the years ended December 31, 2004, 2003 and 2002. Under the ESPP, an eligible employee may purchase shares of common stock, based on

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. The Plan purchases shares on a semi-annual basis. There were 10,376, 5,734 and 3,041 shares purchased under the ESPP during fiscal 2004, 2003 and 2002 at an average price of $3.10, $2.16 and $2.89 per share, respectively. At December 31, 2004, there were 261,299 shares available for purchase under the ESPP, not including the 60,000 shares added on January 1, 2005.

Note 11:	Employee Retirement Plan

Effective March 1, 2000, we adopted a Savings and Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. Contributions by Onvia are at the discretion of the Board of Directors; however, no Onvia contributions were made to the Retirement Plan in the years ended December 31, 2004, 2003 or 2002.

In January 2005, the Retirement Plan was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. Matching contributions will be made in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.

Note 12:	Stockholders’ Equity

Authorized shares and stock split: On July 11, 2002, our stockholders approved a one-for-ten reverse stock split of Onvia’s outstanding common stock. The reverse split was effective at the beginning of trading on July 17, 2002. All references in the consolidated financial statements and in the accompanying notes to the consolidated financial statements to common shares, share prices and per share amounts have been restated for the stock split. In conjunction with the reverse split, on July 17, 2002, we amended our Delaware Certificate of Incorporation to reduce the number of authorized shares from 26,500,000 to 13,000,000 shares, each with a par value of $0.0001 per share. The new authorization allows for 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock as of July 17, 2002, compared to 25,000,000 shares of common stock and 1,500,000 shares of preferred stock before the stock split. The reverse split had no impact on the par value of the stock.

Cash distribution: In March 2002, our Board of Directors approved a cash distribution in the amount of $3.90 per share to return excess operating capital to our stockholders. The distribution in the amount of $29.9 million was paid on May 3, 2002.

As of December 31, 2004, there were 49,941 outstanding warrants for the purchase of common stock that would be eligible to receive the cash distribution if the warrants are exercised in the future. The maximum future distribution upon exercise of these warrants is approximately $195,000. The exercise price of all of these warrants is $9.00. We have not recorded a liability for the potential future distributions, because the exercise price of all eligible warrants exceeds $3.90 per share.

Repurchase of common stock: During the year ended December 31, 2002, we repurchased 184,121 shares of common stock held by former executives at an aggregate price of approximately $1,124,000. No shares were repurchased during the years ended December 31, 2004 and 2003.

Nonvested common stock: In January 1999, we issued 2,295,813 shares of nonvested common stock to employees and other outside parties. These shares were subject to a repurchase option, which allowed us the right

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

to repurchase the shares at the original purchase price upon termination of employment. The repurchase option on the nonvested common stock expired ratably over four years from date of hire or commencement of services on a monthly basis. As of December 31, 2002, Onvia had 10,665 shares of nonvested common stock outstanding. All common stock was vested as of December 31, 2003.

During the year ended December 31, 2002, we exercised our repurchase option on 2,500 shares of nonvested common stock held by former employees in conjunction with their separation from Onvia at an aggregate price of $31. No shares were repurchased during the years ended December 31, 2004 and 2003.

In April 1999, we issued 102,622 shares of nonvested common stock under the 1999 Plan to the Chairman of the Board of Directors in exchange for $12,828. The issued shares had a fair value of $4.00 per share as of the grant date. These shares were subject to a repurchase option, which allowed us the right to repurchase the shares at the original purchase price upon termination of employment or consulting services provided. The repurchase option expired over four years with a 25% cliff after the first year and ratably thereafter on a monthly basis. All of these shares were vested as of December 31, 2003. Compensation expense in the amount of $1,051 and $22,078 was recognized for these shares in the years ended December 31, 2003 and 2002, respectively. No compensation expense was recognized for these shares in the year ended December 31, 2004.

Warrants to purchase Series A preferred stock: During 1999, we issued warrants to purchase up to 116,531 shares of Series A preferred stock at $9.00 per share in conjunction with our subordinated debt financing. These warrants were exercisable immediately upon grant and expire 10 years after date of grant. None of these warrants were exercised during the years ended December 31, 2004, 2003 or 2002. As of December 31, 2004, 49,941 of these warrants are still outstanding, all of which would be eligible for the cash distribution if they were exercised in the future.

Warrants to purchase common stock: In conjunction with the Zanova, Globe-1 and DemandStar acquisitions, we assumed all outstanding warrants as part of the transactions, and issued 120,283 warrants to former warrant holders at exercise prices ranging from $1.25 to $213.14 per share. These warrants expire 5 years from the date of grant. During the year ended December 31, 2004, 7,175 of these warrants expired. There were 26,102 of these warrants, with a weighted average exercise price of $15.40, still outstanding as of December 31, 2004. These warrants would not be eligible for the cash distribution if they were exercised in the future.

Note 13:	Supplemental Cash Flow Information

There were no noncash investing or financing activities during the years ended December 31, 2004, 2003 or 2002.

Cash paid for interest during the year ended December 31, 2002 was $379,537. There was no cash paid for interest in the years ended December 31, 2004 and 2003.

Selected Quarterly Financial Information (unaudited)

The following table summarizes the quarterly financial data for the two years ended December 31, 2004:

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts) (unaudited)
Historical Consolidated Statements of Operations and Other Comprehensive Loss Data:
Revenue	$3,058	$3,212	$3,334	$3,472
Gross margin	2,692	2,842	2,931	2,969
Noncash stock-based compensation	2	—	2	6
Restructuring charges (1)	—	—	—	916
Total operating expenses	3,702	3,712	3,681	4,732
Loss from operations	(1,010)	(870)	(750)	(1,763)
Net loss	(925)	(732)	(612)	(1,631)
Unrealized gain/(loss) on available-for-sale securities	—	(21)	8	(18)
Other comprehensive loss	(925)	(753)	(604)	(1,649)
Basic and diluted net loss per common share	$(0.12)	$(0.10)	$(0.08)	$(0.21)

Basic and diluted weighted average shares outstanding	7,688	7,706	7,723	7,763

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts) (unaudited)
Historical Consolidated Statements of Operations and Other Comprehensive Loss Data:
Revenue	$2,204	$2,431	$2,592	$2,764
Gross margin	1,908	2,118	2,306	2,483
Noncash stock-based compensation	178	125	77	28
Restructuring charges (1)	—	—	—	2,021
Total operating expenses	4,348	3,867	3,768	5,425
Loss from operations	(2,440)	(1,749)	(1,462)	(2,942)
Net loss	(2,308)	(1,555)	(1,314)	(2,736)
Unrealized gain/(loss) on available-for-sale securities	—	—	—	—
Other comprehensive loss	(2,308)	(1,555)	(1,314)	(2,736)
Basic and diluted net loss per common share	$(0.30)	$(0.20)	$(0.17)	$(0.36)

Basic and diluted weighted average shares outstanding	7,660	7,666	7,670	7,677

(1)	Quarterly results for the three months ending December 31, 2004 and 2003 reflect additional restructuring charges of $916,000 and $2.0 million, respectively, to increase our accrual related to our idle leased office space. Based on management’s most recent assessment, we believe that the additional accrual in 2004 will be sufficient to cover our remaining lease obligations through 2010 under the assumption that we will be able to sublease our remaining idle lease space at estimated current market rates by the end of 2006. Refer to the discussion of “Significant Accounting Policies and Management Estimates” under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) In September 2004, we completed a conversion to a new accounting software system. This conversion has resulted in certain changes to our business processes and our internal control over financial reporting, including automating certain internal control processes that were previously manual in nature. This new system offers enhanced management reporting and is scalable to offer additional enhancements in the future.

Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of reconciliations and analysis.

Other than as described above, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors” and “Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2005. Information regarding the Company’s executive officers is set forth in the Proxy Statement under the caption “Executive Officers.”

The Company adopted a code of ethics applicable to its chief executive officer, chief accounting officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.onvia.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief accounting officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section entitled “Compensation of Executive Officers” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled “Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Financial Statements and Financial Statement Schedule:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2002	$70,492	$24,817	$57,896	$37,413
Year Ended December 31, 2003	37,413	33,500	25,017	45,896
Year Ended December 31, 2004	45,896	44,108	27,087	62,917

(1) Uncollectible accounts written off, net of recoveries.

Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

3.	EXHIBITS

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 12, 2004)

3.2	Bylaws of Onvia (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.1	Form of Onvia’s Common Stock Certificate (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2	Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1	Amended Onvia, Inc. Savings and Retirement Plan

10.2	Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

Number	Description
10.3	Mercer Yale Building Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated as of February 8, 2000 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4	Amended and Restated 1999 Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.5	2000 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6	2000 Directors’ Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.7	Third amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2002)

10.8	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

10.9	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer and Controller of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer and Controller of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 25, 2005.

ONVIA, INC.

By:	/S/ MICHAEL D. PICKETT
Michael D. Pickett Chairman of the Board, Chief Executive Officer and President

By:	/S/ CAMERON S. WAY
Cameron S. Way Chief Accounting Officer and Controller

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL D. PICKETT Michael D. Pickett	Chairman of the Board, Chief Executive Officer and President	March 25, 2005

/S/ CAMERON S. WAY Cameron S. Way	Chief Accounting Officer and Controller	March 25, 2005

/S/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 25, 2005

/S/ JAMES L. BRILL James L. Brill	Director	March 25, 2005

/S/ ROBERT G. BROWN Robert G. Brown	Director	March 25, 2005

/S/ ROGER L. FELDMAN Roger L. Feldman	Director	March 25, 2005

/S/ D. VAN SKILLING D. Van Skilling	Director	March 25, 2005

/S/ STEVEN D. SMITH Steven D. Smith	Director	March 25, 2005