Form 10-Q
period 2005-03-31
ONVIA INC
filed 2005-05-13
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common stock, par value $.0001 per share: 7,830,604 shares outstanding as of March 31, 2005.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ONVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,997	$5,718
Short-term investments, available-for-sale	15,311	22,226
Accounts receivable, net of allowance for doubtful accounts of $52 and $63	489	611
Prepaid expenses and other current assets	1,205	1,075

Total current assets	28,002	29,630

LONG TERM ASSETS:
Property and equipment, net	2,103	2,166
Security deposits	3,740	3,740
Other assets, net	494	494

Total long-term assets	6,337	6,400

TOTAL ASSETS	$34,339	$36,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$351	$937
Accrued expenses	814	774
Accrued restructuring, current portion	2,837	2,751
Unearned revenue	6,513	6,090

Total current liabilities	10,515	10,552

LONG TERM LIABILITIES:
Accrued restructuring, net of current portion	4,059	4,701
Deferred rent	210	206

Total long-term liabilities	4,269	4,907

TOTAL LIABILITIES	14,784	15,459

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,830,604 and 7,822,727 shares issued and outstanding	1	1
Additional paid in capital	347,650	347,553
Accumulated other comprehensive loss	(49)	(31)
Unearned stock compensation	(50)	—
Accumulated deficit	(327,997)	(326,952)

TOTAL STOCKHOLDERS’ EQUITY	19,555	20,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,339	$36,030

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER

COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Revenue	$3,650	$3,058

Cost of revenue	668	366

Gross margin	2,982	2,692

Operating expenses:
Sales and marketing	2,355	2,297
Technology and development	950	596
General and administrative	822	809

Total operating expenses	4,127	3,702

Loss from operations	(1,145)	(1,010)
Other income, net	100	85

Net loss	$(1,045)	$(925)

Unrealized loss on available-for-sale securities	(18)	—

Other comprehensive loss	$(1,063)	$(925)

Basic and diluted net loss per common share	$(0.13)	$(0.12)

Basic and diluted weighted average shares outstanding	7,827	7,688

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,045)	$(925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	176
Noncash stock-based compensation	19	2
Change in certain assets and liabilities:
Accounts receivable	122	32
Prepaid expenses and other current assets	(130)	(23)
Other assets	45	—
Accounts payable	(586)	(267)
Accrued expenses	40	(15)
Accrued restructuring	(556)	(713)
Unearned revenue	423	568
Deferred rent	4	23

Net cash used in operating activities	(1,478)	(1,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment and internally developed software	(170)	(13)
Proceeds from sales of property and equipment	2	—
Purchases of investments	(8,926)	(6,137)
Sales and maturities of investments	15,823	8,423

Net cash provided by investing activities	6,729	2,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	28	29

Net cash provided by financing activities	28	29

Net increase in cash and cash equivalents	5,279	1,160

Cash and cash equivalents, beginning of period	5,718	22,728

Cash and cash equivalents, end of period	$10,997	$23,888

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as “Onvia” or “the Company.” There was no business activity in the subsidiary in the periods ending March 31, 2005 or 2004. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”).

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.	Stock Based Compensation

We have elected to account for our employee and director stock-based awards and purchases under our employee stock purchase plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, between the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In accordance with SFAS No. 123, the fair value of each employee option grant is estimated on the date of grant using the fair value option-pricing model assuming the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Average risk free rate	4.06%	3.15%
Volatility	52%	52%
Dividends	$0	$0
Expected life (in years)	8.1	6.5

In accordance with SFAS No. 123, the fair value of each employee purchase under our employee stock purchase plan is estimated on the first day of each purchase period using the fair value option-pricing model assuming the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Average risk free rate	2.35%	2.18%
Volatility	50%	53%
Dividends	$0	$0
Expected life (in years)	0.8	1.6

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and the fair value of employee purchases under our employee stock purchase plan, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(thousands, except per share data)
Net loss:
As reported	$(1,045)	$(925)
Add: Stock-based compensation included in reported net loss	19	2
Deduct: Stock-based compensation determined under fair-value based method	(392)	(265)

Pro forma net loss	$(1,418)	$(1,188)

Net loss per share:
As reported - basic and diluted	$(0.13)	$(0.12)
Pro forma - basic and diluted	$(0.18)	$(0.15)

In December 2004 the Financial Accounting Standards Board (FASB) released SFAS No. 123R, Share-Based Payment. In April 2005, the Securities and Exchange Commission (SEC) issued a rule amending the compliance date for SFAS No. 123R. The amendment delays the required compliance date for the Company from July 1, 2005 to January 1, 2006. Upon adoption of this Statement, we will begin recognizing the calculated fair value of new option grants, as well as the value of existing grants that vest subsequent to adoption, through operations. We expect that adoption of this statement will materially impact our results of operations beginning in the first quarter of 2006.

3.	Net Loss Per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of March 31, 2005 and 2004, stock options, warrants and nonvested common stock totaling 1,982,570 and 1,120,852 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

4.	Idle Leases

We currently have approximately 50,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington as a result of the closure of our business-to-business exchange in 2001. We estimate that it will take until the end of 2006 to find suitable tenants to sublease this remaining space.

We also have approximately 19,000 square feet of office space in a former corporate facility in Seattle, Washington that has been subleased to another party. The sublease runs through the end of our contractual obligation on the space in August 2006. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our restructuring accrual. According to the terms of the sublease, we established a letter of credit in the amount of $181,000. This letter of credit is secured by a deposit of $181,000, which is included in security deposits at March 31, 2005 and December 31, 2004.

Our lease for 3,000 square feet of sublet office space in Bellevue, Washington expired on March 31, 2005. Subsequent to March 31, 2005, we are under no further contractual obligation for this space and we will not receive any additional sublease income from this space.

At March 31, 2005, the total accrual related to real estate and other exit costs, as discussed below, was $6.9 million. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet by the end of 2006 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2006 through 2010. The total obligation for office space under lease, inclusive of the lease payments included in our $6.9 million accrual, is approximately $13.4 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued.

The following table displays a rollforward of the restructuring accrual for real estate and other exit costs through March 31, 2005 (in thousands):

	Accrual at December 31, 2004	Amounts Paid	Accrual at March 31, 2005
Real estate and other exit costs	$7,452	$(556)	$6,896

Real estate and other exit costs consist primarily of required minimum lease payments on our idle leased office space, estimated operating expenses for our idle space, estimated broker fees, and estimated tenant incentives. The minimum lease payments and operating expenses are expected to be paid through 2010. Broker fees and tenant incentives, of which approximately $1.3 million is included in the $6.9 million accrual, are expected to be paid in 2005 and 2006. Management will continue to evaluate these estimates on a periodic basis.

Our leasing arrangement for our current corporate facilities required a letter of credit of $3.5 million to be issued to the landlord through May 2010. This letter of credit is secured by a deposit of $3.5 million, which is included in security deposits at March 31, 2005 and December 31, 2004.

5.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Payroll and related liabilities	$680	$598
Income and other taxes payable	91	94
Accrued professional fees	43	80
Other	—	2

	$814	$774

6.	Related Party Transactions

We held a promissory note receivable from Kristin McLaughlin, our former Chief Strategy Officer, with a remaining principal and interest balance of approximately $271,000 as of March 31, 2005. The note, with an original principal balance of $350,000, was issued in April 2000. The note is non-recourse and carries interest at 6% per annum. Principal and interest were due on April 10, 2005. The note was collateralized by 45,000 shares of Onvia’s common stock. In February 2005, we entered into an arm’s length agreement with Ms. McLaughlin under which we would cancel the collateralized shares in full satisfaction of the note if the closing price of Onvia’s stock closed at a price at which the fair market value (FMV) of the collateralized shares would be equivalent to, or greater than, the balance of the note any time between February 22, 2005, the date of the agreement, and April 10, 2005, the due date of the note. During the period between February 22, 2005 and April 10, 2005, Onvia’s stock did not close at a price at which the FMV of the collateralized shares equaled or exceeded the balance of the note. Therefore, on April 11, 2005, Onvia cancelled the 45,000 collateralized shares in full satisfaction of the note pursuant to the terms of the agreement. The closing price of Onvia’s stock on April 11, 2005 was $4.91. In March 2005, we recorded a loss of $50,000 to mark the note down to its realizable value of $221,000. The note is included in other current assets at March 31, 2005 and December 31, 2004.

7.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In April 2005, the SEC issued a rule amending the compliance date for SFAS No. 123R. The amendment delays the required compliance date for the Company from July 1, 2005 to January 1, 2006. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We expect that adoption of this statement will materially impact our results of operations.

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

A final settlement agreement in the consolidated securities class action suit filed during the year ended December 31, 2001 has been negotiated and was preliminarily approved by the court on February 15, 2005, with one modification relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $127,000 for attorneys’ fees in defense of this suit as of March 31, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers pursuant to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

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

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of any known matters, or of the matters specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

9.	Provision for Income Taxes

We have incurred net operating losses since our inception through March 31, 2005, and therefore have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements for many reasons, including, but not limited to, the factors described under “Risk Factors” and elsewhere in this report, and under the heading “Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

RISK FACTORS

•	Risks related to our growth strategy

•	We may not be able to meet our projected renewal rates

•	We may not achieve our projections for adoption of our products by targeted enterprise customers

•	We may not be able to increase subscribership to our premium, higher priced products

•	We may not be able to achieve desired increases in the average subscription price (ASP) of our products, and we may not be able to offset any such shortfall with increases in other metrics, such as customer acquisition and retention

•	We may fail to introduce new tools and products that are broadly accepted by our customers, or there may be delays in the introduction of these tools and products

•	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our customers, and they may be unable to achieve expected sales targets

•	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

•	We may be required to increase our marketing expenses to achieve our revenue goals

•	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties

•	We may not be able to maintain adequate bid flow to our customers if governmental agencies collectively reduce spending

•	If we cannot effectively satisfy our customers across all our industry verticals, we may decide to target fewer industries and, as a result, may lose customers

•	Some agencies may be required to go through a formal Request for Proposal (RFP) process before signing up for our DemandStar by Onvia service, and we may be unable to win contracts through this process

•	Intense competition could impede our ability to gain market share

•	Risks related to our ability to eliminate or reduce our idle lease obligations

•	Uncertainty in the commercial real estate market in Seattle may harm our chances of eliminating or reducing the monthly lease payments on our idle office space

•	Our estimates on the timing and terms of potential subleases on our idle leased office space may be inaccurate, which could have a negative impact on our future operating results and cash flows

•	Financial, economic and market risks

•	Lead generation services such as ours are at an early stage of development and market acceptance, and may not prove to be viable

•	We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the future

•	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

•	We may require significant additional capital in the future, which may not be available on suitable terms, or at all

•	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control

•	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

•	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

•	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

•	Operational risks

•	We may be unable to retain the services of our executive officers, directors and key employees, which would harm our business

•	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation

•	We face security risks related to the electronic transmission of confidential information

•	We may be unable to effectively combat unauthorized redistribution of our published information

•	System failures could cause an interruption in the service of our network and impact our ability to compile bid information and deliver our product to our customers, and could interrupt the electronic delivery of bid responses via our E-Bidding product

•	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all

•	Increased blocking of our emails could negatively impact customer satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	If we fail to expand our current technology infrastructure and network software system, it may be unable to accommodate our anticipated growth

•	Regulatory, judicial or legislative risks

•	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

•	If government agencies require Onvia to provide the entire bid document to our subscribers, we would need to develop a new method of obtaining bid documents

•	Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

•	If legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

Company Overview

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

We also have products that keep business suppliers informed of private sector opportunities, including a news clipping service and a lead notification service. The private sector lead notification service is currently primarily focused on the architecture, engineering and construction industries, and may expand in the future to cover additional verticals.

In addition to the benefits our service offers to business suppliers, government agencies can reduce costs by streamlining the procurement process and can access a larger and more diverse pool of business suppliers, resulting in increased bid competition.

Onvia was incorporated in January 2000 in the state of Delaware. Our common stock trades on the NASDAQ National Market System under the symbol ONVI.

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

DemandStar by Onvia

The DemandStar by Onvia product complements our Onvia Guide offering. This product provides real time request for proposal (RFP) and request for quote (RFQ) postings from participating government agencies through our BidWire and QuoteWire tools, centralized into one online location. This database of new government and commercial business opportunities is organized geographically and by industry vertical to better serve the specific needs of each customer. Also, customers can download bid documents directly from the network, saving time and money. Non-customers can also review new postings to the network, which offers them the ability to look for postings from specific government agencies.

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

Executive Summary of Operations and Financial Position

During the first quarter of 2005 Onvia began to implement the growth strategy approved by our Board of Directors in the fourth quarter of 2004. This growth strategy calls for an incremental investment of $5 million in 2005 compared to 2004 on development of new products, enhancements to existing products, expansion of our executive management team, and headcount increases in our technology and research teams. During the first quarter, we invested approximately $1 million against the estimated $5 million for the year. The $1 million was spent primarily on increased headcount in our research and technology groups for the acquisition of new content and development of new products, and increased spending on new content and tools. Consequently, our cost of revenues, which consists primarily of payroll related expenses for our research team and third party content costs, increased by approximately 83% in the first quarter of 2005 compared to the same period in the prior year, and technology and development expenses grew by approximately 59% compared to the first quarter of 2004.

We increased revenue by 19% in the first quarter of 2005 compared to the same period in 2004. The increase in revenue was driven by an increase in our average subscription price (ASP) and our customer base. We believe that the introduction of new products and the activities of our enterprise sales team drove the increase in ASP year over year, and the introduction of our account management team, in combination with the introduction of new products and an increase in published bids and quotes, has positively impacted our customer retention rates.

Over the last two years, Onvia has focused on increasing the number of high value customers within our customer base. The first quarter of 2005 was no exception as we increased our high value customer base by 2% over the fourth quarter of 2004. Our primary sources of high value customers are standard customers, primarily county level subscribers, and non-paying basic users. Basic users can access document downloads on a pay per use basis, but have a restricted view of our RFP library. Historically, we have had success migrating standard customers and basic users into high value subscriptions. As part of our efforts to accelerate our longer term growth and launch our new products to a larger customer base, we executed a strategy in the first quarter to increase our standard customer and basic user base. As a result of this campaign, we added 3% to our standard customer base compared to the fourth quarter of 2004, and increased our total subscribers and enterprise licensees to 26,300, an increase of 5% compared to the first quarter of 2004. As a result of acquiring a higher percentage of standard customers, our mix of high value customers declined from 71% of total customers in the fourth quarter of 2004 to 69% in the current quarter, and our overall ASP declined 12% compared to the fourth quarter of 2004 to $658. We expect to continue the strategy to acquire more basic and standard customers and we may see a decline in overall ASP quarter over quarter for the foreseeable future.

In the first quarter of 2005 we published approximately 171,000 public sector opportunities, compared to approximately 159,000 in the same period in 2004, an increase of 8%. We have increased the number of public sector opportunities published by leveraging new technology and through efficiencies gained in our research team, and we expect to continue to see modest increases in the number of opportunities published in the future.

We added 21 new government agencies to our network in the first quarter of 2005, compared to 13 agencies added in the same period in 2004, a 62% increase in the number of agencies added. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their business suppliers. Our agency partners provide marketing support for the DemandStar product by providing a vendor list for direct marketing with the agency logo. Our agency services team is specifically focused on signing agencies in metropolitan statistical areas (MSAs). MSAs represent core areas containing a substantial population nucleus, and targeting agencies in these MSAs yields a higher concentration of suppliers to target for direct mail marketing, our primary technique for new customer acquisition.

We have approximately $26.3 million in cash, cash equivalents and short-term investments, and no debt. Working capital at March 31, 2005 was approximately $17.5 million.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2005 increased 19% to $3.7 million, compared to $3.1 million for the three months ended March 31, 2004. The increase for the three month period was due to increases in ASP attributable to our success in acquiring new high value subscribers and upgrading our existing customers to premium products and an increase in our customer base.

Costs of revenues were $668,000 and $366,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $302,000, or 83%, in 2005. Our costs of revenues primarily represent payroll related expenses associated with the publishing of our daily bid notification service, but also include third party content fees and credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $170,000 in payroll and contract labor related expenses as a result of an increase in full time and temporary headcount on our research team, and an increase of $132,000 in third party content costs. Headcount in our research team increased by 14 employees in the first quarter of 2005 compared to the same period in 2004. The headcount increase resulted from increased lead generation requirements from new and planned product introductions. The increase in third party content costs resulted from the purchase of new content to supplement planned and existing products. We expect that our costs of revenues will continue to increase throughout 2005 as we develop and purchase content for planned new product launches.

Sales and Marketing

Sales and marketing expenses were $2.4 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $58,000, or 3%. Payroll related expenses increased by $176,000 in 2005 compared to 2004, primarily due to an increase in commission expenses as a result of increased sales across our sales teams. We also saw an increase of $29,000 in marketing related expenses primarily due to non-capitalizable web site development costs. These increases were partially offset by a decrease of $143,000 in allocated expenses. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments. Headcount in our sales departments was flat in the comparable periods, while headcount in our technology and development departments increased, resulting in a lower allocation to sales and marketing and an increased allocation to technology and development.

Technology and Development

Technology and development expenses were $950,000 and $596,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $354,000, or 59%. The increase is partly comprised of $162,000 in payroll related expenses as a result of increased headcount. Headcount in our technology and development group increased by 12 employees in the first quarter of 2005, compared to the same period in 2004, to accommodate technology requirements for planned new product launches. Allocated expenses for our technology and development group also increased by $150,000 as a result of the increased headcount in these departments. In addition, we saw an increase of $36,000 in facilities related expenses due to the relocation of our research department to a previously idle floor in our corporate headquarters building.

General and Administrative

General and administrative expenses were $822,000 and $809,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $13,000, or 2%. Although expenses for the comparable periods were flat, we did see an increase of $151,000 in professional fees, primarily related to fees paid to a third party consulting firm to assist us with documentation and analysis of our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The required compliance date for Section 404 has been delayed until our fiscal year ending December 31, 2006. As a result of this delay, we have developed a plan for compliance that calls for increased reliance on internal resources and a decrease in the utilization of consultants for the balance of 2005. This increase primarily was offset by a decrease of $88,000 in insurance expenses as a result of a decrease in our directors and officers insurance premiums. We also saw a decrease of $67,000 in recruiting fees compared to the first quarter of 2004. Recruiting fees in the first quarter of 2004 primarily related to a search to fill vacancies on our Board of Directors. These vacancies have been filled and we did not incur these expenses in 2005.

Noncash Stock-Based Compensation

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

In January 2005, Onvia’s Savings and Retirement Plan (the Retirement Plan) was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. Matching contributions will be made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. Stock compensation associated with this match was estimated at March 31, 2005 based on employee contributions to the Retirement Plan during the first quarter, and was calculated based on the closing price of $5.11 on March 31, 2005. Compensation expense associated with this match will be remeasured each quarter and will be amortized evenly over the fiscal plan year. Unearned stock compensation at March 31, 2005 represents the unamortized portion of estimated matching contributions to the Retirement Plan. We recorded $19,000 and $2,000 of noncash stock-based compensation expense for the three months ended March 31, 2005 and 2004, respectively. Noncash stock-based compensation is recorded in the general and administrative category in both three month periods.

Other Income, Net

Net other income was $100,000 and $85,000 for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to an increase in short term interest rates in the first quarter of 2005 compared to the same period in 2004.

Net Loss, Net Loss per Share and Other Comprehensive Loss

For the three months ended March 31, 2005, net loss increased by 13% to $1.0 million, compared to $925,000 for the same period in 2004. The increase in net loss is attributable to the increase in costs of revenues and operating costs as a result of the implementation of our growth strategy in 2005 as discussed above. On a per share basis, net losses were $0.13 and $0.12 for the three months ended March 31, 2005 and 2004, respectively. Other comprehensive loss for the three months ended March 31, 2005 was $1.1 million. Other comprehensive loss for the three month period in 2005 represents unrealized losses on available-for-sale securities. For the three months ended March 31, 2004, other comprehensive loss was equal to net loss, because there were no unrealized gains or losses on our available-for-sale securities.

Subsequent Events

On April 11, 2005, Onvia cancelled 45,000 shares of Onvia common stock that had been held as collateral for a promissory note issued to Kristin McLaughlin, our former Chief Strategy Officer, in full settlement of the note. Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the transaction.

Critical Accounting Policies and Management Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our customers. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue at March 31, 2005 consists of payments received for prepaid subscriptions from our non-enterprise customers whose terms extend beyond March 31, 2005, as well as the invoiced portion of enterprise contracts whose terms extend beyond March 31, 2005. We also generate revenue from fees charged for document download services and list rental services. For the periods ending March 31, 2005 and 2004, we recognized $3.6 million and $2.9 million, respectively, of total subscription revenue and $68,000 and $112,000, respectively, of total document fulfillment and list rental revenue.

Lease Obligations

As a result of the closure of our Canadian operations and business-to-business exchange and the elimination of our outside sales force in 2001, we have recorded charges to accrue rental payments on our idle office space leases through the remainder of the lease obligations in March 2010. Based on our most recent evaluation we anticipate that our existing accrual will be sufficient to cover our remaining contractual obligations, as well as our estimates for operating expenses, broker fees and tenant incentives for this idle space, assuming that we will have the space sublet by the end of 2006 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2006 through 2010.

We currently have approximately 50,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington. At March 31, 2005, the total accrual related to real estate and other exit costs was $6.9 million. Our total obligation for office space under lease, inclusive of the lease payments included in our $6.9 million accrual, is approximately $13.4 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued and we may be required to make an additional accrual.

Stock-Based Compensation

We have elected to account for our employee and director stock-based awards and purchases under our employee stock purchase plan under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, between the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In December 2004 the Financial Accounting Standards Board (FASB) released SFAS No. 123R, Share-Based Payment. On April 21, 2005, the Securities and Exchange Commission (SEC) issued a rule amending the compliance date for SFAS No. 123R. The amendment delays the required compliance date for the Company from July 1, 2005 to January 1, 2006. Upon adoption of this Statement, we will begin recognizing the calculated fair value of new option grants, as well as the value of existing grants that vest subsequent to adoption, through operations. We expect that adoption of this statement will materially impact our results of operations beginning in the first quarter of 2006.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts once we have a signed agreement and an invoice has been created. We do not record an asset for the unbilled portion of our enterprise contracts. As of March 31, 2005, the unbilled portion of enterprise contracts was approximately

$336,000. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain customers may be affected.

Contractual Obligations

Future required payments under operating leases, excluding operating expenses, and other purchase obligations as of March 31, 2005 are as follows for the periods specified:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$13,393,393	$2,917,682	$7,800,267	$2,675,444	$—
Other operating lease obligations (1)	95,047	20,367	61,102	13,578	—
Purchase obligations (2)	233,294	178,522	54,772	—	—

Total	$13,721,734	$3,116,571	$7,916,141	$2,689,022	$—

(1)	Other operating lease obligations relate to leases of office equipment.

(2)	Purchase obligations relate to installments for software licenses and third party content agreements.

Future required payments under real estate operating lease contracts shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Sublease income on operating leases	$774,102	$545,742	$228,360	$—	$—

Provision for Income Taxes

Onvia has incurred net operating losses since inception through March 31, 2005, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $26.3 million at March 31, 2005, and our working capital was $17.5 million. We currently have no debt and, under current operating plans, do not expect to incur any debt in the near-term. We expect to begin generating positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing customer retention and acquisition and reducing our cash used for idle leased office space. Until such time as we begin generating positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations. We expect to see a decrease in cash used for our idle leased office space beginning in 2006, and we estimate that we will have our remaining idle space sublet by the end of 2006, although there can be no assurance that this will occur. Should it take longer to sublease the idle office space, or should the sublease rates be lower than our estimates, the reduction in our cash used for idle lease payments may be delayed or reduced.

Our ASP has increased each year for the past 3 years. We have achieved these increases through a combination of scheduled price increases and expansion of our product offering. We experienced a decrease in ASP in the first quarter of 2005 compared to the fourth quarter of 2004 as a result of a campaign launched to increase our standard customer and basic user base. Standard customers, primarily county level subscribers, and non-paying basic users are our primary sources of high value customers. Basic users can access document downloads on a pay per use basis, but have a restricted view of our RFP library. Historically, we have been successful in migrating standard customers and basic users into high value subscriptions, and we expect that, if future new product introductions meet our expectations, we will continue to grow our ASP in the long term; however, we plan to continue the strategy to acquire more standard customers and basic users in the near-term and may see decreases in ASP in the near-term as a result of that change in our customer mix.

Our board of directors approved $5 million in incremental spending for 2005 to launch new products, supplement existing products, add key executives, and increase headcount in our research and technology teams. The increase in costs of revenues and operating expenses in the first quarter of 2005 reflects the first phase of this incremental spending, and we expect to continue to see increases in our content costs (costs of revenues) and operating expenses in the short-term and in the long-term, and gross margin is expected to decline in the balance of 2005; however, we expect to continue to see positive gross margins in 2005 and in future periods.

Our contractual obligation on our operating leases is approximately $13.4 million, not including operating expenses, at March 31, 2005. We have accrued approximately $6.9 million at March 31, 2005, which includes our contractual obligations on our idle leases, estimated operating expenses related to the idle space and estimated broker fees to sublease the space, assuming that we will be able to sublease this space by the end of 2006. While we anticipate that we will be able to sublease our idle space by the end of 2006, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

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

Operating Activities

Net cash used by operating activities was $1.5 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively, an increase in cash used of 29% in 2005. The increase in net cash used by operating activities in the first quarter of 2005, compared to 2004, was primarily attributable to an increased net loss as a result of increased costs of revenues and operating expenses and an increase in payments of accounts payable related to timing of payments. These increases in cash used were offset by a decrease in net payments for accrued restructuring expenses due to an increase in sublease income over the prior period.

Investing Activities

Net cash provided by investing activities was $6.7 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided by investing activities in the first quarter of 2005 is the result of an increase in net cash provided from maturities of investments compared to the prior period.

Financing Activities

Net cash provided by financing activities was $28,000 in the three months ended March 31, 2005, compared to $29,000 in the same period in the prior year. Net cash provided by financing activities in both respective periods was entirely related to employee option exercises.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In April 2005, the SEC issued a rule amending the compliance date for SFAS No. 123R. The amendment delays the required compliance date for the Company from July 1, 2005 to January 1, 2006. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We expect that adoption of this statement will materially impact our results of operations.

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

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of March 31, 2005, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Our investment portfolio consists of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Auction rate securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments, because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. We do not hold any auction rate securities at March 31, 2005. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of March 31, 2005 and December 31, 2004, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant because all of our sales are currently denominated in U.S. currency.

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

A final settlement agreement in the consolidated securities class action suit filed during the year ended December 31, 2001 has been negotiated and was preliminarily approved by the court on February 15, 2005, with one modification relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $127,000 for attorneys’ fees in defense of this suit as of March 31, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers pursuant to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

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

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of any known matters, or of the matters specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(i).1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 12, 2004)

3.2	Bylaws of Onvia (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001)

4.1	Form of Onvia’s Common Stock Certificate (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2	Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1	Amended Onvia, Inc. Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.1 from the Registrant’s Form 10-K, filed with the Securities and Exchange Commission on March 25, 2005)

10.2	Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.3	Mercer Yale Building Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated as of February 8, 2000 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4	Amended and Restated 1999 Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.5	2000 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6	2000 Directors’ Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.7	Third amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2002)

Number	Description
10.8	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

10.9	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

31.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer and Controller of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer and Controller of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett Chairman of the Board, President and Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way Chief Accounting Officer

Date: May 13, 2005