Form 10-Q
period 2005-06-30
ONVIA INC
filed 2005-08-12
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐  Yes    ☒  No

Common stock, par value $.0001 per share: 7,839,985 shares outstanding as of June 30, 2005.

ONVIA, INC.

PART	I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ONVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,918	$5,718
Short-term investments, available-for-sale	7,877	22,226
Accounts receivable, net of allowance for doubtful accounts of $36 and $63	455	611
Prepaid expenses and other current assets	923	1,075

Total current assets	26,173	29,630
LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $3,479 and $3,170	2,029	2,166
Security deposits	3,740	3,740
Other assets, net	574	494

Total long term assets	6,343	6,400

TOTAL ASSETS	$32,516	$36,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$421	$937
Accrued expenses	696	774
Idle lease accrual, current portion	3,296	2,751
Unearned revenue	6,246	6,090

Total current liabilities	10,659	10,552
LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	3,654	4,701
Deferred rent	214	206

Total long term liabilities	3,868	4,907

TOTAL LIABILITIES	14,527	15,459

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,839,985 and 7,822,727 shares issued and outstanding	1	1
Treasury stock, at cost: 45,000 and 0 shares	(221)	—
Additional paid in capital	347,657	347,553
Accumulated other comprehensive loss	(24)	(31)
Accumulated deficit	(329,424)	(326,952)

TOTAL STOCKHOLDERS’ EQUITY	17,989	20,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,516	$36,030

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Revenue	$3,706	$3,212	$7,355	$6,270

Cost of revenue	784	370	1,452	736

Gross margin	2,922	2,842	5,903	5,534

Operating expenses:
Sales and marketing	2,243	2,295	4,598	4,579
Technology and development	969	576	1,920	1,186
General and administrative	807	841	1,627	1,648
Idle lease accrual	519	—	519	—

Total operating expenses	4,538	3,712	8,664	7,413

Loss from operations	(1,616)	(870)	(2,761)	(1,879)
Other income, net	189	138	290	222

Net loss	$(1,427)	$(732)	$(2,471)	$(1,657)

Unrealized gain / (loss) on available-for-sale securities	25	(21)	7	(21)

Other comprehensive loss	$(1,402)	$(753)	$(2,464)	$(1,678)

Basic and diluted net loss per common share	$(0.18)	$(0.10)	$(0.32)	$(0.22)

Basic and diluted weighted average shares outstanding	7,837	7,706	7,832	7,697

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,471)	$(1,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	332
Loss / (gain) on sale of property and equipment	2	(6)
Noncash stock-based compensation	42	2
Change in certain assets and liabilities:
Accounts receivable	156	(255)
Prepaid expenses and other current assets	(69)	(3)
Other assets	134	(41)
Accounts payable	(516)	(97)
Accrued expenses	(78)	(27)
Payments on idle lease accrual	(1,021)	(1,348)
Additions to idle lease accrual	519	—
Unearned revenue	156	952
Deferred rent	8	24

Net cash used in operating activities	(2,756)	(2,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(179)	(118)
Proceeds from sales of property and equipment	3	6
Additions to internally developed software	(285)	(51)
Purchases of investments	(8,927)	(11,337)
Sales and maturities of investments	23,283	13,737

Net cash provided by investing activities	13,895	2,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under employee stock purchase plan	61	89

Net cash provided by financing activities	61	89

Net increase in cash and cash equivalents	11,200	202

Cash and cash equivalents, beginning of period	5,718	22,728

Cash and cash equivalents, end of period	$16,918	$22,930

SUPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) / loss on available-for-sale investments	$(7)	$21
Treasury stock acquired as settlement of note receivable	221	—

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as “Onvia” or “the Company.” There was no business activity in the subsidiary in the three and six month periods ending June 30, 2005 or 2004. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

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

3.	Stock-Based Compensation

We have elected to account for our employee and director stock-based awards and purchases under our employee stock purchase plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, between the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. Our employee stock purchase plan is a non-compensatory plan under the provisions of Opinion No. 25, therefore, we do not record stock compensation expense for purchases under that plan. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In accordance with SFAS No. 123, for pro-forma disclosure the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes fair value option-pricing model assuming the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average risk free rate	4.06%	3.68%	4.06%	3.31%
Volatility	51%	53%	52%	52%
Dividends	$0	$0	$0	$0
Expected life (in years)	7.7	6.4	8.1	6.5

In accordance with SFAS No. 123, the fair value of each employee purchase under our employee stock purchase plan is estimated on the first day of each purchase period using the Black-Scholes fair value option-pricing model assuming the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average risk free rate	2.80%	2.30%	2.80%	2.30%
Volatility	44%	52%	44%	52%
Dividends	$0	$0	$0	$0
Expected life (in years)	0.7	1.3	0.7	1.3

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and the fair value of employee purchases under our employee stock purchase plan, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(thousands, except per share data)		(thousands, except per share data)
Net loss:
As reported	$(1,427)	$(732)	$(2,471)	$(1,657)
Add: Stock-based compensation included in reported net loss	23	—	42	2
Deduct: Stock-based compensation determined under fair-value based method	(435)	(133)	(827)	(398)

Pro forma net loss	$(1,839)	$(865)	$(3,256)	$(2,053)

Net loss per share:
As reported - basic and diluted	$(0.18)	$(0.10)	$(0.32)	$(0.22)
Pro forma - basic and diluted	$(0.23)	$(0.11)	$(0.42)	$(0.27)

4.	Net Loss per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of June 30, 2005 and 2004, stock options and warrants totaling 2,005,363 and 1,094,247 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5.	Idle Lease Accrual

We currently have approximately 47,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington as a result of the closure of our business-to-business exchange in 2001. We estimate that it will take until the end of 2006 to sublease this remaining space.

We also have approximately 19,000 square feet of office space in a former corporate facility in Seattle, Washington that has been subleased to another party. The sublease runs through the end of our contractual obligation on the space in August 2006. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. According to the terms of the sublease, we established a letter of credit in the amount of $181,000. This letter of credit is secured by a deposit of $181,000, which is included in Security deposits on the balance sheet at June 30, 2005 and December 31, 2004.

At June 30, 2005, the total accrual for idle lease costs, as discussed below, was $7.0 million. Management believes that portions of the idle space in our current corporate headquarters may not be sublet until later in 2006 than previously estimated. As a result, the idle lease accrual was increased by approximately $519,000 up to $7.0 million as of June 30, 2005. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet by the end of 2006 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2006 through 2010. The total obligation for office space under lease, inclusive of the lease payments included in our $7.0 million accrual, is approximately $12.7 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued.

The following table displays a rollforward of the idle lease accrual through June 30, 2005 (in thousands):

	Accrual at December 31, 2004	Amounts Paid	Additional Accrual	Accrual at June 30, 2005
Idle lease accrual	$7,452	$(1,021)	$519	$6,950

The idle lease accrual consists of required minimum lease payments on our idle leased office space, estimated operating expenses for our idle space, estimated broker fees, and estimated tenant incentives. The minimum lease payments and operating expenses are expected to be paid through 2010. Broker fees and tenant incentives, of which approximately $1.2 million is included in the $7.0 million accrual, are expected to be paid in 2006. Management will continue to evaluate these estimates on a quarterly basis.

Our leasing arrangement for our current corporate facilities requires a letter of credit of $3.5 million to be issued to the landlord through May 2010. This letter of credit is secured by a deposit of $3.5 million, which is included in Security deposits on the balance sheet at June 30, 2005 and December 31, 2004.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Payroll and related liabilities	$606	$598
Income and other taxes payable	57	94
Accrued professional fees	33	80
Other	—	2

	$696	$774

7.	Other Income, net

Net other income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest income	$185	$133	$356	$230
Loss on promissory note	—	—	(50)	—
Line of credit fees	—	(1)	(18)	(19)
Gain / (loss) on sale of assets	—	6	(2)	6
Other income / (loss)	4	—	4	5

	$189	$138	$290	$222

8.	Related Party Transactions and Treasury Stock

In April 2005, we accepted 45,000 shares of Onvia common stock in full satisfaction of a non-recourse promissory note held by Kristin McLaughlin, our former Chief Strategy Officer, pursuant to the terms of an arms length agreement entered into with Ms. McLaughlin in February 2005. The 45,000 shares were held as collateral for the note. The note, with an original principal balance of $350,000, was issued in April 2000 and was due in April 2005. The note was non-recourse and carried interest at 6% per annum. The balance of the note was approximately $271,000 and the fair market value of Onvia’s stock was $4.91 on April 11, 2005, the date of settlement. We recorded a loss of $50,000 in March 2005 to mark the note down to its realizable value of $221,000. The note is included in Prepaid expenses and other current assets on the balance sheet at December 31, 2004. The 45,000 shares accepted in satisfaction of the note are being held in treasury and are reported at cost on our consolidated balance sheet in the aggregate amount of $220,950. The cost of the shares was calculated by multiplying the closing price of $4.91 for Onvia’s common stock on the date of settlement, by the 45,000 shares received.

9.	New Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In April 2005, the Securities and Exchange Commission issued a rule amending the implementation date for SFAS No. 123R. The amendment requires us to adopt SFAS No. 123R effective January 1, 2006.

The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We expect that adoption of this statement will materially impact our results of operations.

10.	Commitments and Contingencies

A final settlement agreement in the consolidated securities class action suit filed in 2001 has been negotiated and was preliminarily approved by the court in February 2005, with one modification relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $127,000 for attorneys’ fees in defense of this suit as of June 30, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers pursuant to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

In February 2005, a lawsuit was filed in King County, Washington by Responsive Management Systems against Onvia, Inc. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages of $500 per fax on behalf of the plaintiff and each member of the proposed class who received a facsimile on or about August 23, 2001. We fax only to vendors with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. We believe that we have strong defenses and will defend against this lawsuit aggressively. At this time, the plaintiff class has not been certified.

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

We have incurred net operating losses since our inception through June 30, 2005, and therefore have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

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

RISK FACTORS

•	Risks related to our growth strategy

•	We may not be able to meet our projected renewal rates

•	We may not achieve our projections for adoption of our products by targeted enterprise customers

•	We may not be able to increase subscribership to our premium, higher priced products

•	We may not be able to achieve desired increases in the average subscription price (ASP) of our products, and we may not be able to offset any such shortfall with increases in other metrics, such as customer acquisition and retention

•	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our customers, and they may be unable to achieve expected sales targets

•	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

•	We may be required to increase our marketing expenses to achieve our revenue goals

•	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties

•	We may not be able to maintain adequate bid flow to our customers if governmental agencies collectively reduce spending

•	If we cannot effectively satisfy our customers across all our industry verticals, we may decide to target fewer industries and, as a result, may lose customers

•	Some agencies may be required to go through a formal Request for Proposal (RFP) process before signing up for our DemandStar by Onvia service, and we may be unable to win contracts through this process

•	Intense competition could impede our ability to gain market share

•	Risks related to our new product strategy

•	We may fail to introduce new tools and products that are broadly accepted by our customers, or there may be delays in the introduction of these tools and products

•	We have invested significant capital into the development of new products, such as Onvia Business Builder, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

•	Our customers may be dissatisfied with the accuracy, coverage and timeliness of our content and performance of our new products

•	We may improperly price our new product offerings for broad customer acceptance

•	We may overestimate the value of sales intelligence to companies doing business with the government

•	Our competitors may develop similar technologies that are more broadly accepted in the marketplace

•	Risks related to our ability to eliminate or reduce our idle lease obligations

•	Uncertainty in the commercial real estate market in Seattle, our open floor plan and the location of our offices may harm our chances of eliminating or reducing the monthly lease payments on our idle office space

•	Our estimates on the timing and terms of potential subleases on our idle leased office space may be inaccurate, which could have a negative impact on our future operating results and cash flows

•	Financial, economic and market risks

•	Lead generation services such as ours are at an early stage of development and market acceptance, and may not prove to be viable

•	We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the future

•	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

•	We may require significant additional capital in the future, which may not be available on suitable terms, or at all

•	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control

•	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	We expect to incur substantial non-cash stock compensation charges upon adoption of Statement of Financial Accounting Standards (SFAS) No. 123R beginning in the first quarter of 2006, and we cannot predict how the market will react to the impact on our earnings

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

•	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

•	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

•	Operational risks

•	We may be unable to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business

•	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation

•	We face security risks related to the electronic transmission of confidential information

•	We may be unable to effectively combat unauthorized redistribution of our published information

•	System failures could cause an interruption in the service of our network and impact our ability to compile bid information and deliver our product to our customers

•	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all

•	Increased blocking of our emails could negatively impact customer satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

•	Regulatory, judicial or legislative risks

•	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

•	If government agencies require Onvia to provide the entire bid document to our subscribers, we would need to develop a new method of acquiring and storing bid documents

•	Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

•	If legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

Company Overview

Onvia provides businesses access to a comprehensive database of tactical, hard to find public sector business opportunities, which are focused on the larger industry verticals. We generate most of our revenue from customers who pay us fees to use our products to identify opportunities to sell goods and services to government agencies. We pre-qualify business opportunities for each of our customers based on their individually customized profiles through the use of technology and tools, and generally deliver leads within 24 hours of electronic posting or publication by the government agency. The breadth of our data allows for multiple products and pricing structures from the same content to appeal to both large and small businesses.

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

In July 2005, we launched our latest product, Onvia Business Builder. Onvia Business Builder expands on our existing Onvia Guide product by providing additional dimensions on information provided in the Onvia Guide, including project history, agency research, buyer research and competitive intelligence. Subscribers to Onvia Business Builder pay us a license fee which will be recognized over the term of the license.

Onvia was incorporated in January 2000 in the state of Delaware. Our common stock trades on the NASDAQ National Market System under the symbol ONVI.

Product Description

Our products serve two primary and distinct customer groups: business suppliers and government agencies.

Onvia’s Solutions for Business Suppliers

Business suppliers can subscribe to any combination of The Onvia Guide publication or the DemandStar by Onvia service to obtain government and commercial business opportunities quickly and cost-effectively.

The Onvia Guide

The Onvia Guide is a daily email publication of relevant business opportunities customized for each individual customer. We leverage technology, tools and business processes to gather, categorize and publish actionable public sector opportunities from 55,500 purchasing offices in all 50 states, and from a number of private sources. Through an automated process, we prequalify business opportunities for our customers based upon the customer’s profile, and distribute the leads in a timely manner, generally within 24 hours of their electronic posting or publication by agencies. The Onvia Guide focuses on the largest industry verticals, including:

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

DemandStar by Onvia

The DemandStar by Onvia product complements our Onvia Guide offering. This product provides real time request for proposal (RFP) and request for quote (RFQ) postings from participating government agencies through our BidWire and QuoteWire tools, centralized into one online location. This database of new government and commercial business opportunities is organized geographically and by industry vertical to better serve the specific needs of each customer. Also, customers can download bid documents directly from the Onvia network, saving time and money. Non-customers can also review new postings to the network, which offers them the ability to look for postings from specific government agencies.

Onvia Business Builder

Onvia Business Builder, a new product launched on July 28, 2005, is intended to enable businesses of all sizes to compete more effectively in the government procurement marketplace. Onvia Business Builder delivers detailed information on more than 2 million contracting opportunities from across 55,500 government agencies representing 194,000 buyers nationwide. This product leverages Onvia’s proprietary database of historical information gathered from local, state and federal government agencies and education entities to help businesses evaluate and respond to new bid requests and RFPs with more competitive bids by allowing them to easily research competitor and buyer information.

Onvia Business Builder provides business intelligence oriented around four key hubs of data:

Project History

Project History tracks and provides information through a project’s life cycle, including advance notice information, planholder/bidder lists and bid results. This information offers competitive intelligence as well as leads on potential subcontracting opportunities.

Agency Research

Agency Research offers historical research into government agencies, including procurement archives, decision maker contact lists and purchasing contact lists. This intelligence provides insight into purchasing trends within each agency and allows businesses to tailor bids and proposals for each sales opportunity.

Buyer Research

Buyer Research provides subscribers with a more comprehensive view of their potential client, including their areas of expertise and past relationships with other vendors. This information enables businesses to effectively target their sales activity and manage relationships with government purchasers.

Competitor Research

Competitor Research is a public sector activity archive that informs subscribers about where their competitors have won work and provides detailed product and price information that enables businesses to conduct competitive analysis prior to submitting bids and proposals.

Onvia Business Builder provides the information necessary to qualify opportunities, improve decision making, prepare tailored bids, and manage agency relationships, all of which should improve the success rates of our subscribers.

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

Executive Summary of Operations and Financial Position

During the second quarter of 2005 Onvia continued to implement the growth strategy approved by our Board of Directors in the fourth quarter of 2004. This growth strategy calls for an incremental investment of $5 million in 2005 compared to 2004 on development of new products, enhancements to existing products, expansion of our executive management team, and headcount increases in our technology, research and sales teams. During the second quarter, we incurred approximately $1 million, bringing the total to approximately $2 million for the 6 months ended June 30, 2005 against the estimated $5 million for the year. The $2 million to date was spent primarily on increased headcount in our research and technology groups for the acquisition of new content and development of new products, and on increased spending for new content and tools. Consequently, our cost of revenues, which consists primarily of payroll related expenses for our research team and third party content costs, increased by 112% and 97% in the three and six months ended June 30, 2005, respectively, compared to the same periods in the prior year, and technology and development expenses grew by 68% and 62% over the comparable three and six month periods in 2004, respectively.

We increased revenue by 15% and 17% in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. Our revenue is recognized ratably over the term of the subscription, so revenue predominantly represents recognition of subscriptions purchased over the previous 12 months. Revenue has increased due to our larger customer base and higher annual ASP compared to the prior year. Average subscription price reflects the annual value of new and repeat transactions during the period.

As part of our plan to provide for longer term growth and expand our customer base we continued to execute a strategy launched in the first quarter to increase our standard customer base. As a result of this campaign, we added 3% to our standard customer base compared to the first quarter of 2005. Our total subscribers and enterprise licensees were 25,700 at June 30, 2005, a 4% increase compared to 24,800 at June 30, 2004, but a 2% decline from the first quarter of 2005. Enterprise customers typically average 15-20 licenses per company, but during the quarter an enterprise customer with 750 seat licenses expired. This contract was insignificant to our annual revenue, but had a disproportionate impact on our subscriber metrics. Our ASP increased by 2% compared to the first quarter of 2005 to $668, but declined by 10% compared to the second quarter of 2004 as a result of the change in our customer mix. We expect to continue the strategy to acquire more basic and standard customers and we may see a decline in ASP in the near-term.

We are continuing efforts to sublease our idle office space in our current corporate headquarters in Seattle, Washington. We have experienced an improvement in the number of tours of the building compared to prior quarters; however, the tours have not converted to the stage of negotiation of terms at the pace at which we had expected. Consequently, management believes that portions of the idle space will not be sublet until later in 2006 than previously estimated. In the second quarter of 2005 we accrued an additional $519,000 to record additional estimated idle lease costs through the remainder of the lease term on our current corporate headquarters, which runs through March 2010. We anticipate that our current accrual of $7.0 million will be sufficient to cover our remaining contractual obligations, assuming that we have the remaining space sublet by the end of 2006 at estimated current market rates. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued and we may be required to make an additional accrual.

In the second quarter of 2005 we published approximately 205,000 public sector opportunities, compared to approximately 179,000 in the same period in 2004, an increase of 15%. We have increased the number of public sector opportunities published by leveraging new technology and through efficiencies gained in our research team, and we expect to continue to see modest increases in the number of opportunities published in the future.

We added 24 new government agencies to our network in the second quarter of 2005, a 41% increase compared to the 17 agencies added in the same period in 2004. Agency partners bring value through increased bid and quote flow, and by providing low cost customer acquisition channels and referrals of their business suppliers. Our agency partners provide marketing support for the DemandStar product by providing a vendor list for direct marketing with the agency logo. Our agency services team is specifically focused on signing agencies in metropolitan statistical areas (MSAs). MSAs represent core areas containing a substantial population nucleus, and targeting agencies in these MSAs yields a higher concentration of suppliers to target for direct mail marketing, our primary technique for new customer acquisition.

As of June 30, 2005, we have approximately $24.8 million in cash, cash equivalents and short-term investments, and no debt. Working capital at June 30, 2005 was approximately $15.5 million.

Results of Operations for the Three and Six Months ended June 30, 2005 Compared to the Three and Six Months ended June 30, 2004

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2005 increased 15% to $3.7 million, compared to $3.2 million for the three months ended June 30, 2004. Revenue increased due to our larger customer base and higher annual ASP compared to the prior year. ASP declined in the second quarter of 2005 compared to the same quarter in 2004 as a result of a change in the mix of our customer base. Standard customers increased as part of our strategy to expand our overall customer base. If current and future new product introductions meet our expectations, we expect our ASP to grow in the long-term; however, we expect to continue our strategy to acquire more standard customers in the near-term and may see decreases in ASP in the near-term as a result of that change in customer mix.

Revenue for the six months ended June 30, 2005 increased 17% to $7.4 million, compared to $6.3 million for the six months ended June 30, 2004. Revenue increased due to our larger customer base and higher annual ASP compared to the prior year.

Costs of revenues were $784,000 and $370,000 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $414,000, or 112%, in 2005. Our costs of revenues primarily represent payroll related expenses associated with the publishing of our daily bid notification service and third party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $258,000 in payroll and contract labor related expenses as a result of an increase in full time and temporary headcount on our research team, and an increase of $156,000 in third party content costs. Permanent headcount in our research team increased by 15 employees in the second quarter of 2005 compared to the same period in 2004 and temporary staff for our research team increased by approximately 20 in the second quarter of 2005 compared to the same period in 2004. The permanent and temporary headcount increase resulted from increased data requirements from new and planned product introductions. The increase in third party content costs resulted from the purchase of new content to supplement planned and existing products. We expect that our costs of revenues will continue to increase throughout 2005 as we develop and purchase content for new and existing products.

Costs of revenues were $1.5 million and $736,000 for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $716,000, or 97%, in 2005. The increase for the comparable six month periods was primarily due to an increase of $428,000 in payroll and contract labor related expenses as a result of an increase in full time and temporary headcount on our research team, and an increase of $297,000 in third party content costs. The increases in both headcount and content costs resulted from increased data requirements for new and planned products.

Sales and Marketing

Sales and marketing expenses were $2.2 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $52,000, or 2%. Payroll related expenses increased by $112,000 in 2005 compared to 2004, due to an increase in headcount across our sales and marketing teams. Headcount in our sales and marketing teams increased to 71 at June 30, 2005 compared to 65 at June 30, 2004. This increase was offset by a decrease of $141,000 in allocated expenses. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments. Due to larger headcount increases in research and technology, the overhead allocation to sales and marketing decreased. We also saw a decrease of $39,000 in marketing related expenses in the second quarter of 2005 compared to the same period in 2004 as a result of a decrease in email and other marketing campaigns.

Sales and marketing expenses were $4.6 million for both the six months ended June 30, 2005 and 2004. Payroll related expenses increased by $288,000 in 2005 compared to 2004, due to an increase in headcount across our sales and marketing teams. This increase was offset by a decrease of $271,000 in allocated expenses due to changes in the mix of headcount between departments in the comparable 6 month periods.

Technology and Development

Technology and development expenses were $969,000 and $576,000 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $393,000, or 68%. The increase is partly comprised of $240,000 in payroll related expenses and contract labor as a result of increased headcount to support technology and data requirements for new products. Headcount in our technology and development group increased by 11 employees in the second quarter of 2005, compared to the same period in 2004. Allocated expenses for our technology and development group also increased by $137,000 as a result of the increased headcount in these departments. Research headcount is included in technology and development for purposes of allocating these expenses. In addition, we saw an increase of $36,000 in facilities related expenses due to the relocation of our research department to a previously idle floor in our corporate headquarters building.

Technology and development expenses were $1.9 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $734,000, or 62%. The increase is partly comprised of $402,000 in payroll related expenses and contract labor as a result of increased headcount to support technology and data requirements for new products. Allocated expenses for our technology and development group also increased by $273,000 as a result of the increased headcount in these departments. In addition, we saw an increase of $72,000 in facilities related expenses due to the relocation of our research department to a previously idle floor in our corporate headquarters building.

General and Administrative

General and administrative expenses were $807,000 and $841,000 for the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $34,000, or 4%. We experienced a decrease of $31,000 in payroll related expenses due to a decrease in headcount of 1 employee for the comparable periods. We also experienced a decrease of $28,000 in professional fees, due to the timing of services performed by our stock transfer agent and lower fees associated with the printing and filing of our annual report on Form 10-K. Fees in the second quarter of 2004 also included fees for the implementation of a new financial software package, which we did not incur in 2005. This reduction in fees was partially offset by fees paid to outside consultants in 2005 for assistance with the documentation and analysis of our internal controls in preparation for the required compliance with Section 404 of the Sarbanes-Oxley Act. Additionally, recruiting fees decreased by $22,000, consulting expenses decreased by $15,000, and bad debt expense decreased by $14,000. Recruiting fees in the second quarter of 2004 included a retainer for senior management searches, which were not incurred in the second quarter of 2005. These decreases were partially offset by increases of $30,000 in amortization and other allocated expenses, $23,000 in stock compensation expense, and $19,000 in professional legal fees. Amortization and other allocated expenses increased in the general and administrative departments due primarily to an increase in amortization of capitalized software, which is not allocated to other departments. Stock compensation expense increased due to the accrual of estimated matching contributions to our employee 401K retirement plan as discussed below. Professional legal fees increased due to fees incurred in defense of the faxing lawsuit discussed under Item 1 of Part II.

General and administrative expenses were $1.6 million for both the six months ended June 30, 2005 and 2004. We experienced a decrease of $90,000 in insurance expenses in the six months ended June 30, 2005 compared to the same period in the prior year due to a reduction in our directors and officers (“D&O”) insurance premiums. Our D&O policy renews in March each year and premiums were significantly higher in January and February of 2004. Recruiting fees also decreased by $90,000 in 2005 compared to 2004. Recruiting fees in 2004 related to searches for vacancies on our Board of Directors and retainer fees paid for other senior management positions. The Board of Directors vacancies were filled in 2004 and we did not incur these expenses in 2005 and a majority of the retainer fees for senior management searches were paid in 2004. Payroll related expenses decreased by $56,000 due to a decrease in headcount in 2005 and consulting expenses decreased by $17,000 because 2004 included fees paid to an outside sales trainer and recruiter, which we did not incur in 2005. These decreases were offset by an increase of $143,000 in professional services as a result of increased legal expenses for defense against the faxing lawsuit and other professional fees related to assistance with documentation and analysis of our internal controls for Section 404 of the Sarbanes-Oxley Act. We also saw increases of $42,000 in stock compensation as a result of the accrual of estimated 401K matching contributions, $28,000 in amortization and other allocated expenses, and an increase of $21,000 in business taxes due to the increase in revenue period over period.

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

In January 2005, Onvia’s Savings and Retirement Plan (the Retirement Plan) was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. Matching contributions will be made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. Stock compensation associated with this match was estimated at June 30, 2005 based on employee contributions to the Retirement Plan during the six months ended June 30, 2005, and was calculated based on the closing price of $4.95 on June 30, 2005. Compensation expense associated with this match will be remeasured each quarter and will be amortized evenly over the fiscal plan year. We recorded $23,000 and $42,000 of noncash stock-based compensation expense for the three and six months ended June 30, 2005, respectively, compared to $0 and $2,000 for the three and six months ended June 30, 2004, respectively.

Other Income, Net

Net other income was $189,000 and $290,000 for the three and six months ended June 30, 2005, respectively, compared to $138,000 and $222,000 for the three and six months ended June 30, 2004, respectively. The increase in both the three and six month periods in 2005 is primarily attributable to an increase in short term interest rates compared to the same period in 2004. The increase in the six months ended June 30, 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer (Note 8 to the Condensed Consolidated Financial Statements).

Net Loss, Net Loss per Share and Other Comprehensive Loss

For the three months ended June 30, 2005, net loss increased $695,000, or 95%, to $1.4 million, compared to $732,000 for the same period in 2004. The increase in net loss is partially attributable to the additional $519,000 in charges related to our idle lease facilities as discussed below. The balance of the increase is attributable to the increase in costs of revenues and operating costs as a result of the implementation of our growth strategy in 2005 as discussed above. On a per share basis, net losses were $0.18 and $0.10 for the three months ended June 30, 2005 and 2004, respectively. Other comprehensive loss was $1.4 million and $753,000 for the three months ended June 30, 2005 and 2004, respectively. Other comprehensive gains and losses for the three month periods represent unrealized gains and losses on available-for-sale securities.

For the six months ended June 30, 2005, net loss increased $814,000, or 49%, to $2.5 million, compared to $1.7 million for the same period in 2004. The increase in net loss is partially attributable to the additional $519,000 in charges related to our idle lease facilities. The balance of the increase is attributable to the increase in costs of revenues and operating costs as a result of the implementation of our growth strategy in 2005 as discussed above. On a per share basis, net losses were $0.32 and $0.22 for the six months ended June 30, 2005 and 2004, respectively. Other comprehensive loss was $2.5 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. Other comprehensive gains and losses for the six month periods represent unrealized gains and losses on available-for-sale securities.

Subsequent Events

On July 28, 2005, Onvia launched Onvia Business Builder, a new product that expands our product offering by providing more in-depth information on the information provided in our Onvia Guide and DemandStar product offerings. In the fourth quarter of 2004, our Board of Directors approved an incremental investment of $5 million for the development of new products, enhancements to existing products, expansion of our executive management team, and headcount increases in our technology and research teams. Through the first six months of 2005, we have incurred approximately $2 million for the implementation of this growth strategy, and a large portion of the $2 million was related to the development of Onvia Business Builder.

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

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our customers. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue at June 30, 2005 consists of payments received for prepaid subscriptions from our non-enterprise customers whose terms extend beyond June 30, 2005, as well as the invoiced portion of enterprise contracts whose terms extend beyond June 30, 2005. We also generate revenue from fees charged for document download services and list rental services. For the three month periods ending June 30, 2005 and 2004, we recognized $3.6 million and $3.1 million, respectively, of total subscription revenue and $66,000 and $89,000, respectively, of total document fulfillment and list rental revenue. For the six month periods ending June 30, 2005 and 2004, we recognized $7.2 million and $6.1 million, respectively, of total subscription revenue and $134,000 and $201,000, respectively, of total document fulfillment and list rental revenue.

Lease Obligations

As a result of the closure of our business-to-business exchange in 2001, we have recorded charges to accrue rental payments on our idle office space leases through the remainder of the lease obligations in March 2010. We currently have approximately 47,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington, and approximately 19,000 square feet in our former corporate headquarters in Seattle, Washington.

The 19,000 square feet in our former corporate headquarters is currently under sublease by a third party through the remainder of our lease obligation in 2006. Management believes that portions of the idle space in our current corporate headquarters may not be sublet until later in 2006 than previously estimated. As a result, the idle lease accrual for the 47,000 square feet in our current corporate headquarters was increased by approximately $519,000 in the second quarter of 2005. We anticipate that our existing accrual will be sufficient to cover our remaining contractual obligations, as well as our estimates for operating expenses, broker fees and tenant incentives for this idle space, assuming that we will have the space sublet by the end of 2006 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2006 through 2010.

At June 30, 2005, the total accrual related to idle lease costs was approximately $7.0 million. Our total obligation for office space under lease, inclusive of the lease payments included in our $7.0 million accrual, is approximately $12.7 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued and we may be required to make an additional accrual.

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

In December 2004 the Financial Accounting Standards Board (FASB) released SFAS No. 123R, Share-Based Payment. In April 2005, the Securities and Exchange Commission (SEC) issued a rule amending the implementation date for SFAS No. 123R. The amendment requires us to adopt SFAS No. 123R effective January 1, 2006. Upon adoption of this Statement, we will begin recognizing the calculated fair value of new option grants and purchases under our employee stock purchase plan, as well as the value of existing grants that vest subsequent to adoption, through operations. We expect that adoption of this statement will materially impact our results of operations beginning in the first quarter of 2006.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts once we have a signed agreement and an invoice has been created. We do not record an asset for the unbilled portion of our enterprise contracts. As of June 30, 2005, the unbilled portion of enterprise contracts was approximately $434,000. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain customers may be affected.

Contractual Obligations

Future required payments under operating leases, excluding operating expenses, and other purchase obligations as of June 30, 2005 are as follows for the periods specified:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$12,663,973	$2,934,269	$7,723,121	$2,006,583	$—
Other operating lease obligations (1)	89,955	20,367	61,102	8,486	—
Purchase obligations (2)	257,742	202,970	54,772	—	—

Total	$13,011,670	$3,157,606	$7,838,995	$2,015,069	$—

(1)	Other operating lease obligations relate to leases of office equipment.

(2)	Purchase obligations relate to installments for software licenses, third party content agreements and telecom contracts.

Future required payments under real estate operating lease contracts shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Sublease income on operating leases	$637,860	$546,516	$91,344	$—	$—

Provision for Income Taxes

Onvia has incurred net operating losses since inception through June 30, 2005, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $24.8 million at June 30, 2005, and our working capital was $15.5 million. We currently have no debt and, under current operating plans, do not expect to incur any debt in the near-term. We expect to begin generating positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing customer retention and acquisition and reducing our cash used for idle leased office space. Until such time as we begin generating positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations. We expect to see a decrease in cash used for our idle leased office space beginning in 2006, because we estimate that we will have our remaining idle space sublet by the end of 2006, although there can be no assurance that this will occur. Should it take longer to sublease the idle office space, or should the sublease rates be lower than our estimates, the reduction in our cash used for idle lease payments may be delayed or reduced.

Our ASP has increased each year for the past 3 years; however, we experienced our first year over year quarterly decline in ASP in the second quarter of 2005 compared to the same quarter in the prior year. We have historically achieved these increases through a combination of scheduled price increases and expansion of our product offering. The year over year quarterly decline in the second quarter is attributable to a campaign launched in the first quarter of 2005 to increase our standard customer and basic user base. Standard customers, primarily county level subscribers and non-paying basic users, are our primary sources of high value customers. Basic users can access document downloads on a pay per use basis, but have a restricted view of our RFP library. Historically, we have been successful in migrating standard customers and basic users into high value subscriptions, and we expect that, if future new product introductions meet our expectations, we will continue to grow our ASP in the long-term; however, we plan to continue the strategy to acquire more standard customers and basic users in the near-term and may see decreases in ASP in the near-term as a result of that change in our customer mix. Despite this anticipated change in customer mix, we expect revenue to continue to grow in both the near and long-term through a combination of improvements in our customer base and / or ASP.

Our Board of Directors approved $5 million in incremental spending for 2005 to launch new products, supplement existing products, add key executives, and increase headcount in our research, technology and sales teams. The increase in costs of revenues and operating expenses in the three and six months ended June 30, 2005 reflects the first phase of this incremental spending, and we expect to continue to see increases in our content costs (costs of revenues) and operating expenses in the short-term and in the long-term, and gross margin is expected to decline in the balance of 2005; however, we expect to continue to see positive gross margins in 2005 and in future periods.

Our contractual obligation on our real estate operating leases is approximately $12.7 million, not including operating expenses, at June 30, 2005. We have accrued approximately $7.0 million at June 30, 2005, which includes our contractual obligations on our idle leases, estimated operating expenses related to the idle space and estimated broker fees to sublease the space, assuming that we will be able to sublease this space by the end of 2006. While we anticipate that we will be able to sublease our idle space by the end of 2006, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

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

Operating Activities

Net cash used by operating activities was $2.8 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively, an increase of 30% in 2005. The increase in net cash used was primarily attributable to increased costs of revenues and operating expenses due to the implementation of our growth strategy discussed above, and an increase in payments of accounts payable related to timing of payments. These increases in cash used were offset by an increase in collections of accounts receivable due to timing, and a decrease in net payments on our idle lease accrual due to an increase in sublease income over the prior period.

Investing Activities

Net cash provided by investing activities was $13.9 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash provided by investing activities in 2005 is the result of an increase in net cash provided from maturities of investments compared to the prior period. The increase in maturities was partially offset by an increase in cash used on internally developed software.

Financing Activities

Net cash provided by financing activities was $61,000 in the six months ended June 30, 2005, compared to $89,000 in the same period in the prior year. Net cash provided by financing activities in both respective periods was entirely related to employee option exercises and purchases under our employee stock purchase plan.

Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In April 2005, the SEC issued a rule amending the implementation date for SFAS No. 123R. The amendment requires us to adopt SFAS No. 123R effective January 1, 2006. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We expect that adoption of this statement will materially impact our results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of June 30, 2005, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Our investment portfolio consists of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Auction rate securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments, because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. We do not hold any auction rate securities at June 30, 2005. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of June 30, 2005 and December 31, 2004, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant because all of our sales are currently denominated in U.S. currency.

Equity Price Risk

We do not own any equity instruments and we do not currently have plans to raise additional capital in the equity markets; therefore, our equity price risk is insignificant.

Item 4.	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, the Company’s management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

A final settlement agreement in the consolidated securities class action suit filed in 2001 has been negotiated and was preliminarily approved by the court in February 2005, with one modification relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $127,000 for attorneys’ fees in defense of this suit as of June 30, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers pursuant to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

In February 2005, a lawsuit was filed in King County, Washington by Responsive Management Systems against Onvia, Inc. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages of $500 per fax on behalf of the plaintiff and each member of the proposed class who received a facsimile on or about August 23, 2001. We fax only to vendors with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. We believe that we have strong defenses and will defend against this lawsuit aggressively. At this time, the plaintiff class has not been certified.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	Onvia’s annual stockholders meeting was held on May 6, 2005 in Seattle, Washington.

b)

Onvia’s Class II Directors, Michael D. Pickett and Roger L. Feldman, were elected to continue their terms for an additional 3 year period (until 2008) and until their respective successors are elected and qualified. The existing terms of our Class I Directors, Steven D. Smith, James L.

Brill, and D. Van Skilling, and our Class III Directors, Jeffrey C. Ballowe and Robert G. Brown, continued after the annual meeting.

c)	The matter voted upon at the annual stockholders meeting and the number of votes cast for, against or withheld are as follows:

To elect two members of the Board of Directors to hold office for a three year term and until their respective successors are elected and qualified.

	Votes For	Votes Against	Votes Withheld
Michael D. Pickett	7,297,738	0	10,598
Roger L. Feldman	7,201,020	0	107,316

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(i).1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 12, 2004)

3.2	Bylaws of Onvia (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001)

4.1	Form of Onvia’s Common Stock Certificate (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2	Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1	Amended Onvia, Inc. Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.1 from the Registrant’s Form 10-K, filed with the Securities and Exchange Commission on March 25, 2005)

10.2	Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.3	Mercer Yale Building Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated February 8, 2000 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4	Amended and Restated 1999 Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

Number	Description

10.5	2000 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6	2000 Directors’ Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.7	Third amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2002)

10.8	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

10.9	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

31.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

Date: August 12, 2005