Form 10-Q
period 2005-09-30
ONVIA INC
filed 2005-11-14
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Common stock, par value $.0001 per share: 7,861,544 shares outstanding as of September 30, 2005.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ONVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited) (In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,909	$5,718
Short-term investments, available-for-sale	8,968	22,226
Accounts receivable, net of allowance for doubtful accounts of $35 and $63	591	611
Prepaid expenses and other current assets	731	1,075

Total current assets	24,199	29,630
LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $3,645 and $3,170	2,015	2,166
Security deposits	3,731	3,740
Other assets, net of accumulated amortization of $629 and $515	684	494

Total long term assets	6,430	6,400

TOTAL ASSETS	$30,629	$36,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$540	$937
Accrued expenses	791	774
Idle lease accrual, current portion	3,157	2,751
Unearned revenue, current portion	6,014	6,090

Total current liabilities	10,502	10,552
LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	3,217	4,701
Unearned revenue, net of current portion	133	—
Deferred rent	218	206

Total long term liabilities	3,568	4,907

TOTAL LIABILITIES	14,070	15,459

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,861,544 and 7,822,727 shares issued and outstanding	1	1
Treasury stock, at cost: 45,000 and 0 shares	(221)	—
Additional paid in capital	347,736	347,553
Accumulated other comprehensive loss	(21)	(31)
Accumulated deficit	(330,936)	(326,952)

TOTAL STOCKHOLDERS’ EQUITY	16,559	20,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,629	$36,030

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited) (In thousands, except per share data)
Revenue	$3,684	$3,334	$11,039	$9,604

Cost of revenue	909	403	2,361	1,139

Gross margin	2,775	2,931	8,678	8,465

Operating expenses:
Sales and marketing	2,720	2,275	7,333	6,862
Technology and development	912	589	2,846	1,766
General and administrative	870	817	2,468	2,467
Idle lease expense	—	—	519	—

Total operating expenses	4,502	3,681	13,166	11,095

Loss from operations	(1,727)	(750)	(4,488)	(2,630)
Other income, net	214	138	504	361

Net loss	$(1,513)	$(612)	$(3,984)	$(2,269)

Unrealized gain / (loss) on available-for-sale securities	3	8	10	(13)

Other comprehensive loss	$(1,510)	$(604)	$(3,974)	$(2,282)

Basic and diluted net loss per common share	$(0.19)	$(0.08)	$(0.51)	$(0.29)

Basic and diluted weighted average shares outstanding	7,847	7,723	7,837	7,706

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,984)	$(2,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591	490
Loss / (gain) on sale of property and equipment	2	(8)
Noncash stock-based compensation	65	4
Change in certain assets and liabilities:
Accounts receivable	20	(487)
Prepaid expenses and other current assets	123	(139)
Other assets	174	224
Accounts payable	(397)	(101)
Accrued expenses	17	26
Payments on idle lease accrual, net of sublease income	(1,597)	(1,960)
Additions to idle lease accrual	519	—
Unearned revenue	57	1,247
Deferred rent	12	26

Net cash used in operating activities	(4,398)	(2,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(331)	(344)
Proceeds from sales of property and equipment	3	8
Additions to internally developed software	(469)	(90)
Purchases of investments	(31,922)	(12,839)
Sales of investments	—	4,650
Maturities of investments	45,190	10,600

Net cash provided by investing activities	12,471	1,985
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under employee stock purchase plan	118	127

Net cash provided by financing activities	118	127

Net increase / (decrease) in cash and cash equivalents	8,191	(835)
Cash and cash equivalents, beginning of period	5,718	22,728

Cash and cash equivalents, end of period	$13,909	$21,893

SUPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) / loss on available-for-sale investments	$(10)	$13

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as “Onvia” or “the Company.” There was no business activity in the subsidiary in the three and nine month periods ending September 30, 2005 or 2004. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

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

We have elected to account for our employee and director stock-based awards and purchases under our employee stock purchase plan (ESPP) under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, of the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. Our ESPP is a non-compensatory plan under the provisions of APB Opinion No. 25, therefore, we do not record stock compensation expense for purchases under that plan. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In accordance with SFAS No. 123, for pro-forma disclosure the fair value of each employee and director option grant is estimated on the date of grant using the Black-Scholes fair value option-pricing model assuming the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average risk free rate	4.08%	3.55%	4.07%	3.37%
Volatility	50%	55%	51%	53%
Dividends	$0	$0	$0	$0
Expected life (in years)	9.4	6.5	8.8	6.5

In accordance with SFAS No. 123, the fair value of each employee purchase under our ESPP is estimated on the first day of each purchase period using the Black-Scholes fair value option-pricing model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used to estimate the fair value of purchases for the purchase period beginning May 1, 2005:

	Nine Months Ended September 30,
	2005	2004
Average risk free rate	3.17%	2.58%
Volatility	39%	47%
Dividends	$0	$0
Expected life (in years)	0.5	0.5

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and the fair value of employee purchases under our ESPP, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(thousands, except per share data)		(thousands, except per share data)
Net loss:
As reported	$(1,513)	$(612)	$(3,984)	$(2,269)
Add: Stock-based compensation included in reported net loss	22	2	65	4
Deduct: Stock-based compensation determined under fair-value based method	(436)	(93)	(1,264)	(491)

Pro forma net loss	$(1,927)	$(703)	$(5,183)	$(2,756)

Net loss per share:
As reported - basic and diluted	$(0.19)	$(0.08)	$(0.51)	$(0.29)
Pro forma - basic and diluted	$(0.25)	$(0.09)	$(0.66)	$(0.36)

4.	Net Loss per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of September 30,

2005 and 2004, stock options and warrants totaling 2,111,568 and 1,066,893 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5.	Idle Lease Accrual

We currently have approximately 47,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington as a result of the closure of our business-to-business exchange in 2001. We estimate that it will take until the end of 2006 to sublease this remaining space. Our leasing arrangement for this facility requires a letter of credit of $3.5 million to be issued to the landlord through March 2010. This letter of credit is secured by a deposit of $3.5 million, which is included in Security deposits on the balance sheet at September 30, 2005 and December 31, 2004.

We also have approximately 19,000 square feet of office space in a former corporate facility in Seattle, Washington that has been subleased to another party. The sublease runs through the end of our contractual obligation on the space in August 2006. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. According to the terms of the sublease, we established a letter of credit in the amount of $181,000. This letter of credit is secured by a deposit of $181,000, which is included in Security deposits on the balance sheet at September 30, 2005 and December 31, 2004.

At September 30, 2005, the total accrual for idle lease costs, as discussed below, was $6.4 million. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet by the end of 2006 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2006 through 2010. The total obligation for office space under lease, inclusive of the lease payments included in our $6.4 million accrual, is approximately $11.9 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued.

The following table displays a rollforward of the idle lease accrual through September 30, 2005 (in thousands):

	Accrual at December 31, 2004	Amounts Paid	Additional Accrual	Accrual at September 30, 2005
Idle lease accrual	$7,452	$(1,597)	$519	$6,374

The idle lease accrual consists of required minimum lease payments on our idle leased office space, estimated operating expenses for our idle space, estimated broker fees, and estimated tenant incentives. The minimum lease payments and operating expenses are expected to be paid through 2010. Broker fees and tenant incentives, of which approximately $1.2 million is included in the $6.4 million accrual, are expected to be paid in 2006. Management continues to evaluate these estimates on a quarterly basis.

6.	Other Assets

Other assets consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Internally developed software	$1,115	$646
Intangible assets	100	100
Long-term portion of prepaid sofware licenses	98	263
Accumulated amortization of internally developed software	(551)	(458)
Accumulated amortization of intangible assets	(78)	(57)

	$684	$494

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Payroll and related liabilities	$652	$598
Income and other taxes payable	63	94
Accrued professional fees	76	80
Other	—	2

	$791	$774

8.	Other Income, net

Net other income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest income	$214	$136	$570	$366
Loss on promissory note	—	—	(50)	—
Line of credit fees	—	—	(18)	(19)
Gain / (loss) on sale of assets	—	2	(2)	8
Other income	—	—	4	6

	$214	$138	$504	$361

9.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. We are required to adopt SFAS No. 123R effective January 1, 2006. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We continue to evaluate the impact of adopting SFAS No. 123R, though we expect that adoption of this statement will materially impact our results of operations.

10.	Commitments and Contingencies

A final settlement agreement in the consolidated securities class action suit filed in 2001 has been negotiated and was preliminarily approved by the court in February 2005, with one modification relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $128,000 for attorneys’ fees in defense of this suit as of September 30, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers pursuant to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

In February 2005, a lawsuit was filed in King County, Washington by Responsive Management Systems against Onvia, Inc. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages of $500 per fax on behalf of the plaintiff and each member of the proposed class who received a facsimile on or about August 23, 2001. We fax only to vendors with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. On October 7, 2005, the court granted Onvia’s motion for partial summary judgment, eliminating the plaintiff’s claim for injunctive relief and thereby making it very difficult for plaintiff to certify a class action status. We believe that we have strong defenses and will continue to defend against this lawsuit aggressively.

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

We have incurred net operating losses since our inception through September 30, 2005, and therefore have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

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

RISK FACTORS

•	Risks related to our growth strategy

•	We may not be able to meet our projected renewal rates

•	We may not achieve the desired improvements in new client acquisition and retention from the change in our sales methodology from a telemarketing organization to a consultative sales organization

•	We may not achieve our projections for adoption of our products by targeted enterprise clients

•	We may not achieve our projections for adoption of our Onvia Business Builder product by new and existing clients

•	We may not be able to increase subscribership to our high value products

•	We may not be able to achieve desired increases in the average subscription price (ASP) of our products, and we may not be able to offset any such shortfall with increases in other metrics, such as client acquisition and retention

•	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets

•	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

•	We may be required to increase our marketing expenses to achieve our revenue goals

•	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties

•	We may not be able to maintain adequate bid flow to our clients if governmental agencies collectively reduce spending

•	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients

•	Some agencies may be required to go through a formal Request for Proposal (RFP) process before signing up for our DemandStar by Onvia service, and we may be unable to win contracts through this process

•	Intense competition could impede our ability to gain market share

•	If we are unsuccessful at upgrading standard clients into high value clients, we may not achieve our revenue goals, and we may cease to offer standard level products in the future

•	Risks related to our new product strategy

•	We may fail to introduce new tools and products that are broadly accepted by our clients, or there may be delays in the introduction of these tools and products

•	We have invested significant capital into the development of new products, such as Onvia Business Builder, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

•	Our clients may be dissatisfied with the accuracy, coverage and timeliness of our content and performance of our new products

•	We may improperly price our new product offerings for broad client acceptance

•	We may overestimate the value of sales intelligence to companies doing business with the government

•	Our competitors may develop similar technologies that are more broadly accepted in the marketplace

•	Risks related to our ability to eliminate or reduce our idle lease obligations

•	Uncertainty in the commercial real estate market in Seattle, our open floor plan and the location of our offices may harm our chances of eliminating or reducing the monthly lease payments on our idle office space

•	Our estimates on the timing and terms of potential subleases on our idle leased office space may be inaccurate, which could have a negative impact on our future operating results and cash flows

•	Financial, economic and market risks

•	Lead generation services such as ours are at an early stage of development and market acceptance, and may not prove to be viable

•	We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the future

•	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

•	We may require significant additional capital in the future, which may not be available on suitable terms, or at all

•	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control

•	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	We expect to begin recording material non-cash stock compensation charges upon adoption of Statement of Financial Accounting Standards (SFAS) No. 123R beginning in the first quarter of 2006, and we cannot predict how the market will react to the impact on our earnings

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

•	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

•	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

•	Operational risks

•	Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

•	We may be unable to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business

•	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation

•	We face security risks related to the electronic transmission of confidential information

•	We may be unable to effectively combat unauthorized redistribution of our published information

•	System failures could cause an interruption in the service of our network and impact our ability to compile bid information and deliver our product to our clients

•	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all

•	Increased blocking of our emails could negatively impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	Regulatory, judicial or legislative risks

•	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

•	If government agencies require Onvia to provide the entire bid document to our clients, we would need to develop a new method of acquiring and storing bid documents

•	Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

•	If legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

Company Overview

Onvia provides businesses access to a comprehensive database of tactical, hard to find public sector business opportunities and market intelligence. We generate most of our revenue from clients who pay us fees to use our products to identify opportunities to sell goods and services to government agencies. We pre-qualify business opportunities for each of our clients based on their individually customized profiles through the use of technology and tools, and generally deliver leads within 24 hours of electronic posting or publication by the government agency. The breadth of our data allows for multiple products and pricing structures from the same content to appeal to both large and small businesses.

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

We also have products that keep business suppliers informed of private sector opportunities, including a news clipping service and a lead notification service. The private sector lead notification service is currently primarily focused on the architecture, engineering and construction vertical, and may expand in the future to cover additional verticals.

In addition to the benefits our service offers to business suppliers, government agencies can reduce costs by streamlining the procurement process and can access a larger and more diverse pool of business suppliers, resulting in increased bid competition.

In July 2005, we launched our latest product, Onvia Business Builder. Onvia Business Builder expands on our existing Onvia Guide product by providing additional dimensions on information provided in the Onvia Guide, including project history, agency research, buyer research and competitive intelligence. Clients of the Onvia Business Builder product pay us a license fee which will be recognized over the term of the license.

Onvia was incorporated in January 2000 in the state of Delaware. Our common stock trades on the NASDAQ National Market System under the symbol ONVI.

Product Description

Our products serve two primary and distinct client groups: business suppliers and government agencies.

Onvia’s Solutions for Business Suppliers

Business suppliers can subscribe to Onvia Business Builder or any combination of The Onvia Guide publication or the DemandStar by Onvia service to obtain sales intelligence and government and commercial business opportunities quickly and cost-effectively.

Onvia Business Builder

Onvia Business Builder, a new product launched at the end of July 2005, is intended to enable businesses of all sizes to compete more effectively in the government procurement marketplace. Onvia Business Builder delivers detailed information on more than 2 million contracting opportunities from across 55,500 government agencies representing 194,000 buyers nationwide. This product leverages Onvia’s proprietary database of historical information gathered from local, state and federal government agencies and education entities to help clients evaluate and respond to new bid requests and RFPs with more competitive bids by allowing them to easily research competitor and buyer information.

Onvia Business Builder provides business intelligence oriented around four key hubs of data:

Project History

Project History tracks and provides information through a project’s life cycle, including advance notice information, planholder/bidder lists and bid results. This information offers competitive intelligence as well as leads on potential subcontracting opportunities.

Agency Research

Agency Research offers historical research into government agencies, including procurement archives, decision maker contact lists and purchasing contact lists. This intelligence provides insight into purchasing trends within each agency and allows clients to tailor bids and proposals for each sales opportunity.

Buyer Research

Buyer Research provides clients with a more comprehensive view of their potential client, including their areas of expertise and past relationships with other vendors. This information enables clients to effectively target their sales activity and manage relationships with government purchasers.

Competitor Research

Competitor Research is a public sector activity archive that informs clients about where their competitors have won work and provides detailed product and price information that enables clients to conduct competitive analysis prior to submitting bids and proposals.

Onvia Business Builder provides information necessary to qualify opportunities, improve decision making, prepare tailored bids, and manage agency relationships, all of which should improve the success rates of our clients.

The Onvia Guide

The Onvia Guide is a daily email publication of relevant business opportunities customized for each individual client. We leverage technology, tools and business processes to gather, categorize and publish actionable public sector opportunities from 55,500 purchasing offices in all 50 states, and from a number of private sources. Through an automated process, we pre-qualify business opportunities for our clients based upon the client’s profile, and distribute the leads in a timely manner, generally within 24 hours of their electronic posting or publication by agencies. The Onvia Guide focuses on the largest industry verticals, including:

•	Architecture and Engineering

•	Construction and Building Supplies

•	IT / Telecom

•	Consulting Services

•	Operations and Maintenance Services

•	Transportation Equipment

•	Industrial Supplies

•	Office Equipment

•	Medical Equipment and Supplies

Within these verticals we also provide hard to find premium content which enhances the value of our service to our clients and differentiates our product in the marketplace. These premium products include:

•	Advance Notice – alerts clients of projects in the development process, before the bid is released in its final form;

•	Awards Information – notifies clients of awarded bids, providing valuable information for use in their own sales and marketing activities;

•	Federal Plus – presents hard-to-find federal procurement opportunities under $25,000;

•	Grants – supplies federal and state grant information critical to anyone tracking or applying for publicly-funded projects; and

•	Commercial Build – provides key information about new private-sector construction products from select sources

The Onvia Guide makes it easier for clients to review and evaluate leads quickly, illuminating sales opportunities that otherwise would not have been found.

DemandStar by Onvia

The DemandStar by Onvia product complements our Onvia Guide offering. This product provides real time request for proposal (RFP) and request for quote (RFQ) postings from participating government agencies through our BidWire and QuoteWire tools, centralized into one online location. This database of new government and commercial business opportunities is organized geographically and by industry vertical to better serve the specific needs of each client. Also, clients can download bid documents directly from the Onvia network, saving time and money. Non-clients can also review new postings to the network, which offers them the ability to look for postings from specific government agencies.

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

Overall Summary of Operations and Financial Position

During the third quarter of 2005 Onvia continued to implement the growth strategy approved by our Board of Directors in the fourth quarter of 2004. This growth strategy calls for an incremental investment of $5 million in 2005 compared to 2004 on development of new products, enhancements to existing products, expansion of our executive management team, and headcount increases in our technology, research and sales teams. During the third quarter, we incurred approximately $1.4 million, bringing the total to approximately $3.3 million for the nine months ended September 30, 2005 against the estimated $5 million planned investment. Of the total, approximately $469,000 has been capitalized for internally developed software costs and $362,000 has been capitalized to fixed assets and prepaid licenses. Of the remaining balance, approximately $1.6 million was spent on increased headcount in our research, technology and sales groups and approximately $898,000 was spent on services from outside vendors for marketing and other activities. Consequently, our cost of revenues, which consists primarily of payroll related expenses for our research team and third party content costs, increased by 126% and 107% in the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year, and technology and development expenses grew by 55% and 61% over the comparable three and nine month periods in 2004, respectively. Our sales and marketing expenses increased by 20% and 7% in the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year due to an increase in sales headcount to accommodate anticipated increases in sales activity as a result of the launch of Onvia Business Builder and due to increased spending for marketing of Onvia Business Builder.

Revenue increased by 10% and 15% in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Our revenue is recognized ratably over the term of the subscription, so revenue predominantly represents recognition of subscriptions purchased over the previous twelve months. Revenue increased due to a larger average client base and higher annual ASP compared to the prior year. Average subscription price reflects the annual value of new and repeat transactions during the period.

In the third quarter we began the transition of our sales teams from a telemarketing operation into a consultative sales organization. Onvia Business Builder provides in-depth sales intelligence and it typically requires our sales staff to spend more time with potential clients to understand what information is important in their decision making and to educate them on how the information available within the product will meet their needs. Our Onvia Guide and Demandstar products typically do not require as much product training as the Onvia Business Builder product. As a result of our sales teams integrating this new sales approach into their workflow for the first time and the deferral of purchasing decisions until the launch of Onvia Business Builder at the end of July, we experienced a decline in new client acquisition during the quarter. Consequently, total clients and enterprise licensees decreased 5% to 24,400 at September 30, 2005, compared to 25,700 at June 30, 2005. This is also down 3% compared to 25,100 at September 30, 2004. Our ASP in the third quarter increased by 11% compared to the second quarter of 2005 to $742, but declined by 2% compared to the third quarter of 2004 due to a change in our client mix driven by a strategy to expand our overall client base by increasing our standard client base to provide for longer term growth. Standard clients, primarily county level clients and non-paying basic users, are a valuable source of high value clients via upgrades. The increase in ASP over the second quarter was driven by sales of our new Onvia Business Builder product, which has a higher price-point than our Onvia Guide and Demandstar products.

We are continuing efforts to sublease our idle office space in our current corporate headquarters in Seattle, Washington and have experienced an increase in the number of tours compared to prior quarters. We anticipate that our current accrual of $6.4 million will be sufficient to cover our remaining contractual obligations, assuming that we have the remaining space sublet by the end of 2006 at estimated current market rates. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount accrued and we may be required to make an additional accrual.

In the third quarter of 2005 we published approximately 195,000 public sector opportunities, compared to approximately 166,000 in the same period in 2004, an increase of 17%. We have increased the number of public sector opportunities published by leveraging new technology and through efficiencies gained in our research team, and we expect to continue to see modest increases in the number of opportunities published in the future.

We added 23 new government agencies to our network in the third quarter of 2005. As of September 30, 2005, we had 495 agencies in our network. Agency partners bring value through increased bid and quote flow, and by providing low cost client acquisition channels and referrals of their business suppliers. Our agency partners provide marketing support for the DemandStar product by providing a vendor list for direct marketing with the agency logo. Our agency services team is specifically focused on signing agencies in metropolitan statistical areas (MSAs). MSAs represent core areas containing a substantial population nucleus, and targeting agencies in these MSAs yields a higher concentration of suppliers to target for direct mail marketing, our primary technique for new client acquisition.

As of September 30, 2005, we have approximately $22.9 million in cash, cash equivalents and short-term investments, and no debt. Working capital at September 30, 2005 was approximately $13.7 million.

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

Results of Operations for the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2005 increased 10% to $3.7 million, compared to $3.3 million for the three months ended September 30, 2004. Revenue for the nine months ended September 30, 2005 increased 15% to $11.0 million, compared to $9.6 million for the nine months ended September 30, 2004. Revenue increased due to a larger average client base and higher annual ASP compared to the prior year as discussed above.

Costs of revenues were $909,000 and $403,000 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $506,000, or 126%, in 2005. Our costs of revenues primarily represent payroll related expenses associated with the publishing of our daily bid notification service and third party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $306,000 in payroll and contract labor related expenses as a result of an increase in full time and temporary headcount and annual compensation increases on our research team, and an increase of $212,000 in third party content costs. Permanent headcount in our research team increased by 13 employees in the third quarter of 2005 compared to the same period in 2004 and temporary staff for our research team increased by approximately 14 in the third quarter of 2005 compared to the same period in 2004. The permanent and temporary headcount increases resulted from increased data requirements from new and planned product introductions. The increase in third party content costs resulted from the purchase of new content to supplement planned and existing products. We expect that our costs of revenues will continue to increase throughout 2005 as we develop and purchase content for new and existing products.

Costs of revenues were $2.4 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of 107% in 2005. The increase for the comparable nine month periods was primarily due to an increase of $734,000 in payroll and contract labor related expenses as a result of an increase in full time and temporary headcount on our research team, and an increase of

$527,000 in third party content costs. The increases in both headcount and content costs resulted from increased data requirements for new and planned products.

Sales and Marketing

Sales and marketing expenses were $2.7 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $445,000, or 20%. Payroll related expenses increased by $267,000 in 2005 compared to 2004, due to an increase in headcount across our sales and marketing teams. Headcount in our sales and marketing teams increased to 79 at September 30, 2005 compared to 67 at September 30, 2004. We also saw an increase of $139,000 in marketing related expenses in the third quarter of 2005 compared to the same period in 2004 as a result of an increase in marketing campaigns due to the launch of Onvia Business Builder.

Sales and marketing expenses were $7.3 million and $6.9 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $471,000, or 7%. Payroll and contract labor related expenses increased by $589,000 in 2005 compared to 2004, due to an increase in headcount across our sales and marketing teams. We also saw an increase of $129,000 in marketing related expenses as a result of an increase in marketing campaigns in the third quarter of 2005 attributable to the launch of Onvia Business Builder. These increases were offset by a decrease of $299,000 in allocated expenses due to changes in the mix of headcount between departments in the comparable nine month periods. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments.

Technology and Development

Technology and development expenses were $912,000 and $589,000 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $323,000, or 55%. The increase is partly comprised of $186,000 in payroll related expenses as a result of increased headcount to support technology and data requirements for new products. Headcount in our technology and development group increased by 11 employees in the third quarter of 2005, compared to the same period in 2004. In addition, we saw an increase of $118,000 in facilities related expenses primarily due to the relocation of our research department to a previously idle floor in our corporate headquarters building.

Technology and development expenses were $2.8 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of 61%. The increase is partly comprised of $588,000 in payroll related expenses and contract labor as a result of increased headcount to support technology and data requirements for new products. Allocated expenses for our technology and development group also increased by $273,000 as a result of the increased headcount in these departments. Research headcount is included in technology and development for purposes of allocating these expenses. In addition, we saw an increase of $191,000 in facilities related expenses primarily due to the relocation of our research department to a previously idle floor in our corporate headquarters building.

General and Administrative

General and administrative expenses were $870,000 and $817,000 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $53,000, or 6%. The increase was primarily attributable to an increase of $34,000 in training and strategic planning expenses as a result of a new management training program and expenses associated with our new product launch.

General and administrative expenses were $2.5 million for both the nine months ended September 30, 2005 and 2004. We experienced a decrease of $113,000 in recruiting fees in the nine months ended September 30, 2005 compared to the same period in 2004. Recruiting fees in 2004 related to searches for vacancies on our Board of Directors and retainer fees paid for other senior management positions. The Board of Directors vacancies were filled in 2004 and we did not incur these expenses in 2005 and a majority of the retainer fees for senior management searches were paid in 2004. We also experienced a decrease of $92,000 in insurance expenses and a decrease of $70,000 in payroll related expenses in 2005 compared to the prior year. The decrease in insurance expenses is due to a reduction in our directors and officers (D&O) insurance premiums. Our D&O policy renews in March each year and premiums were significantly higher in January and February of 2004. The reduction in payroll related expenses is due to the departure in September 2004 of our former president and chief operating officer. These decreases were offset by an increase of $124,000 in professional services related to an increase in legal expenses and other professional services for defense against the faxing lawsuit and assistance with documentation and analysis of our internal controls for Section 404 of the Sarbanes-Oxley Act. We also experienced an increase of $81,000 in allocated expenses as a result of an increase in depreciation and amortization expenses. In addition, we saw an increase of $44,000 in training and strategic planning expenses from new management training and expenses associated with our product launch, and an increase of $28,000 in business taxes as a result of an increase in revenue period over period.

Noncash Stock-Based Compensation

We have elected to account for our employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, of the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In January 2005, Onvia’s Savings and Retirement Plan (the Retirement Plan) was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. Matching contributions will be made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. Stock compensation associated with this match was estimated at September 30, 2005 based on employee contributions to the Retirement Plan during the nine months ended September 30, 2005, and was calculated based on the closing price of $5.16 on September 30, 2005. Compensation expense associated with this match will be remeasured each quarter and will be amortized evenly over the fiscal plan year.

We recorded $22,000 and $65,000 of noncash stock-based compensation expense for the three and nine months ended September 30, 2005, respectively, compared to $2,000 and $4,000 for the three and nine months ended September 30, 2004, respectively.

Other Income, Net

Net other income was $214,000 and $504,000 for the three and nine months ended September 30, 2005, respectively, compared to $138,000 and $361,000 for the three and nine months ended September 30, 2004, respectively. The increase in both the three and nine month periods in 2005 is primarily attributable to an increase in short term interest rates compared to the same period in 2004. The increase in the nine months ended September 30, 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer.

Net Loss, Net Loss per Share and Other Comprehensive Loss

For the three months ended September 30, 2005, net loss increased $901,000, or 147%, to $1.5 million, compared to $612,000 for the same period in 2004. The increase is primarily attributable to the increase in costs of revenues and operating costs as a result of the implementation of our growth strategy in 2005 as discussed above. On a per share basis, net losses were $0.19 and $0.08 for the three months ended September 30, 2005 and 2004, respectively. Other comprehensive loss was $1.5 million and $604,000 for the three months ended September 30, 2005 and 2004, respectively. Other comprehensive gains for the three month periods represent unrealized gains on available-for-sale securities.

For the nine months ended September 30, 2005, net loss increased $1.7 million, or 76%, to $4.0 million, compared to $2.3 million for the same period in 2004. The increase in net loss is partially attributable to an additional $519,000 charge related to our idle lease facilities, which was recorded in the second quarter of 2005. The balance of the increase is attributable to the increase in costs of revenues and operating costs as a result of the implementation of our growth strategy in 2005 as discussed above. On a per share basis, net losses were $0.51 and $0.29 for the nine months ended September 30, 2005 and 2004, respectively. Other comprehensive loss was $4.0 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. Other comprehensive gains and losses for the nine month periods represent unrealized gains and losses on available-for-sale securities.

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

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our clients. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue at September 30, 2005 consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend beyond September 30, 2005, as well as the invoiced portion of enterprise contracts whose terms extend beyond September 30, 2005. We also generate revenue from fees charged for document download services and list rental services. For the three month periods ending September 30, 2005 and 2004, we recognized $3.6 million and $3.3 million, respectively, of total subscription revenue and $33,000 and $57,000, respectively, of total document fulfillment and list rental revenue. For the nine month periods ending September 30, 2005 and 2004, we recognized $10.9 million and $9.3 million, respectively, of total subscription revenue and $167,000 and $258,000, respectively, of total document fulfillment and list rental revenue.

Lease Obligations

As a result of the closure of our business-to-business exchange in 2001, we have recorded charges to accrue rental payments on our idle office space leases through the remainder of the lease obligations in March 2010. We currently have approximately 47,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington, and approximately 19,000 square feet in our former corporate headquarters in Seattle, Washington. The 19,000 square feet in our former corporate headquarters is currently under sublease by a third party through the remainder of our lease obligation in 2006. The lease on our current corporate headquarters runs through March 2010.

At September 30, 2005, the total accrual related to idle lease costs was approximately $6.4 million. Our total obligation for office space under lease, inclusive of the lease payments included in our $6.4 million accrual, is approximately $11.9 million. We anticipate that our existing accrual will be sufficient to cover our remaining contractual obligations, as well as our estimates for operating expenses, broker fees and tenant incentives for this idle space, assuming that we will have the space sublet by the end of 2006 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued and we may be required to make an additional accrual.

Stock-Based Compensation

We have elected to account for our employee and director stock-based awards and purchases under our employee stock purchase plan (ESPP) under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, of the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors. We will be required to adopt the provisions of SFAS No. 123R, Share Based Payment, effective January 1, 2006. Refer to the discussion of SFAS 123R under Recent Accounting Pronouncements.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts once we have a signed agreement and an invoice has been created. We do not record an asset for the unbilled portion of our enterprise contracts. As of September 30, 2005, the unbilled portion of enterprise contracts was approximately $408,000. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain clients may be affected.

Contractual Obligations

Future required payments under operating leases, excluding operating expenses, and other purchase obligations as of September 30, 2005 are as follows for the periods specified:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$11,934,552	$2,908,553	$7,688,277	$1,337,722	$—
Other operating lease obligations (1)	84,864	20,367	61,102	3,395	—
Purchase obligations (2)	233,492	178,720	54,772	—	—

Total	$12,252,908	$3,107,640	$7,804,151	$1,341,117	$—

(1)	Other operating lease obligations relate to office equipment leases.

(2)	Purchase obligations relate to installments for software licenses, third party content agreements and telecom contracts.

Future required payments under real estate operating lease obligations shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Sublease income on operating leases	$501,618	$501,618	$—	$—	$—

Provision for Income Taxes

Onvia has incurred net operating losses since inception through September 30, 2005, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our combined cash, cash equivalents and short-term investments were $22.9 million at September 30, 2005, and our working capital was $13.7 million. We currently have no debt and, under current operating plans, do not expect to incur any debt in the near-term. We expect to begin generating positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition and reducing our cash used for idle leased office space. Until such time as we begin generating positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations. We expect to see a decrease in cash used for our idle leased office space beginning in 2006, because we estimate that we will have our remaining idle space sublet by the end of 2006, although there can be no assurance that this will occur. Should it take longer to sublease the idle office space, or should the sublease rates be lower than our estimates, the reduction in our cash used for idle lease payments may be delayed or reduced.

We have historically achieved increases in our ASP through a combination of scheduled price increases and expansion of our product offering. We experienced an 11% increase in ASP in the quarter ended September 30, 2005 to $742, compared to $668 in the second quarter, but experienced a 2% decline compared to the third quarter of 2004. The increase over the previous quarter is attributable to sales of our new Onvia Business Builder product, which has a higher price-point than our standard Onvia Guide and Demandstar products. The year over year quarterly decline in the third quarter is attributable to a campaign launched in the first quarter of 2005 to increase our standard client and basic user base. Standard clients, primarily county level clients and non-paying basic users, are our primary sources of high value clients. Basic users can access document downloads on a pay per use basis, but have a restricted view of our RFP library. Historically, we have been successful in migrating standard clients and basic users into high value subscriptions, and we expect that, if future new product introductions meet our expectations, we will continue to grow our ASP in the long-term; however, we plan to continue the strategy to acquire more standard clients and basic users in the near-term and may see decreases in ASP in the near-term as a result of that change in our client mix. Despite this anticipated change in client mix, we expect revenue to continue to grow in both the near and long-term through a combination of improvements in our client base and / or ASP.

Our Board of Directors approved $5 million in incremental spending for 2005 to launch new products, supplement existing products, add key executives, and increase headcount in our research, technology and sales teams. The increase in costs of revenues and operating expenses in the three and nine months ended September 30, 2005 reflects this incremental spending, and we expect to continue to see increases in our content costs (costs of revenues) and operating expenses in the short-term and in the long-term, and gross margin is expected to decline in the balance of 2005; however, we expect to continue to see positive gross margins in 2005 and in future periods.

Our contractual obligation on our real estate operating leases is approximately $11.9 million, not including operating expenses, at September 30, 2005. We have accrued approximately $6.4 million at September 30, 2005, which includes our contractual obligations on our idle leases, estimated operating expenses related to the idle space, estimated tenant incentives and estimated broker fees to sublease the space, assuming that we will be able to sublease this space by the end of 2006. While we anticipate that we will be able to sublease our idle space by the end of 2006, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

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

Operating Activities

Net cash used by operating activities was $4.4 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of 49% in 2005. The increase in net cash used was primarily attributable to increased costs of revenues and operating expenses due to the implementation of our growth strategy discussed above, and an increase in payments of accounts payable related to timing of payments. These increases in cash used were offset by an increase in collections of accounts receivable due to timing, a decrease in net payments on our idle lease accrual due to an increase in sublease income over the prior period and a reduction in prepaid expenses over the prior period.

Investing Activities

Net cash provided by investing activities was $12.5 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash provided by investing activities in 2005 is the result of an increase of $10.9 million in net cash provided from maturities of investments compared to the prior period. The increase in net maturities was partially offset by an increase in of $379,000 in cash used on internally developed software.

Financing Activities

Net cash provided by financing activities was $118,000 in the nine months ended September 30, 2005, compared to $127,000 in the same period in the prior year. Net cash provided by financing activities in both respective periods was entirely related to employee option exercises and purchases under our employee stock purchase plan.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. We are required to adopt SFAS No. 123R effective January 1, 2006. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their calculated fair values. We continue to evaluate the impact of adopting SFAS No. 123R, though we expect that adoption of this statement will materially impact our results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of September 30, 2005, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Our investment portfolio consists of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Auction rate securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments, because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. We do not hold any auction rate securities at September 30, 2005. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of September 30, 2005 and December 31, 2004, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

A final settlement agreement in the consolidated securities class action suit filed in 2001 has been negotiated and was preliminarily approved by the court in February 2005, with one modification relating to a bar order, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $128,000 for attorneys’ fees in defense of this suit as of September 30, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Subsequent to December 15, 2004, defense fees are being billed directly to the insurers pursuant to the terms of the settlement agreement, so we do not expect to pay any additional reimbursable fees. Approximately $23,000 of the defense fees incurred to date were incurred and paid by Onvia after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy.

In February 2005, a lawsuit was filed in King County, Washington by Responsive Management Systems against Onvia, Inc. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages of $500 per fax on behalf of the plaintiff and each member of the proposed class who received a facsimile on or about August 23, 2001. We fax only to vendors with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. On October 7, 2005, the court granted Onvia’s motion for partial summary judgment, eliminating the plaintiff’s claim for injunctive relief and thereby making it very difficult for plaintiff to certify a class action status. We believe that we have strong defenses and will continue to defend against this lawsuit aggressively.

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

Date: November 14, 2005