Form 10-K
period 2005-12-31
ONVIA INC
filed 2006-03-31
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant, based on the closing price on June 30, 2005, as reported on the NASDAQ National Market, was $26,831,351.

The number of shares of the registrant’s common stock outstanding at March 1, 2006 was 7,865,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 5, 2006 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ONVIA, INC.

FORM 10-K

For the Year Ended December 31, 2005

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

ITEM 1.    BUSINESS

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

Onvia is a primary research company and a leading provider of business intelligence to business professionals about actionable public sector revenue opportunities. Compiled over the last 5 years, Onvia’s proprietary database of comprehensive, historical and real-time information provides businesses with insight and intelligence on relevant public sector revenue opportunities. Our database provides information on over 2.6 million procurement records from across 71,000 government agencies representing 292,000 buyers and connecting over 181,000 companies nationwide, and thousands of records are added to our database each day. Information in our database has been collected, formatted and classified by our in-house team of researchers and third party providers so that clients are able to quickly find and analyze information relevant to their businesses.

Since 2001, Onvia’s strategy has been to provide business professionals with critical knowledge to explore and research opportunities and win new business by offering comprehensive, timely and standardized information on government procurement opportunities. In 2005, we significantly enhanced the accessibility of the unique information contained in our database with the introduction of our Onvia Business Builder product. Our business intelligence is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Prior to the release of Onvia Business Builder, data integration at this level was only available to large companies with the resources to perform the research themselves, or companies that could afford to hire outside firms to perform the research for them. Advances in technology, broad use of the Internet by government agencies, and the diligent work of our research team to collect and classify this information have enabled Onvia to make the same high-value sales intelligence affordable for businesses of all sizes. Our database is made available to our clients via an online toolset, Onvia Business Builder, or a daily email notification, The Onvia Guide. We plan to continue to expand our database and enhance the usability and features of our client interface over the next several years.

In April 2006, Onvia will offer online search of its government business intelligence database providing clients with self-directed access to our proprietary database of government procurement information.

Our revenues are currently generated from two main business channels: client subscriptions and content licenses. Our subscription based services, which include Onvia Business Builder and The Onvia Guide, generated approximately 88% of our revenue in 2005. Contracts for our subscription based services typically have a minimum term of one year and revenues are typically collected at the beginning of the subscription term and are recognized ratably over the term of the subscription. Subscriptions are priced based upon the geographic range, nature of content purchased and, in certain products, number of users. Revenue from content licenses is generated from customers who resell Onvia’s business intelligence data to their customers. Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis. Revenue from content license agreements is recognized ratably over the term of the agreement. Content licenses enable our clients to resell Onvia’s business intelligence to their own customers. These licenses have a higher annual contract value than our subscription based services. Content licenses represented 11% of our revenue in 2005. We also generate revenue from fees charged for document download services and list rental services, and these fees represented 1% of our revenue in 2005.

In 2005 we hired new senior management in our sales departments and they have implemented a new sales methodology that is focused on acquisition of high value clients. As a result of this change, we discontinued our low value county level product and began migrating our low value clients into higher valued offerings. We expect this new targeted sales approach to reduce the number of low value clients, while increasing annual contract value. At December 31, 2005, low value clients represent approximately 47% of our total client base, but only 5% of our revenue.

Onvia was incorporated in January 2000 in the state of Delaware. Our common stock trades on the NASDAQ National Market System under the symbol ONVI.

Industry Background

Government agencies spend billions of dollars annually on the procurement of a large array of goods and services. These public sector projects can provide businesses with a significant source of new sales opportunities. Tracking these public sector projects can be difficult and companies spend a substantial amount of time and effort to locate and research these new opportunities to grow their businesses. The Internet provides short-term visibility into government contracting information for both government agencies and business suppliers but does not provide the on-demand intelligence required to guide strategic decisions.

Even after a new business opportunity is identified, many companies do not have enough information about the project to make informed and efficient decisions about whether or not to pursue the opportunity, such as decision maker information, the purchasing history of the government agency, and who competes for similar projects. This information is useful not only for companies contracting directly with a government agency, but also for subcontractors that would like to compete for work on awarded contracts. This information is rarely available in one location, and may not be available at all for historical projects.

Onvia’s comprehensive database, which includes information on over 2.6 million contracting opportunities nationwide compiled over the last five years contains much of this information on both a historical and real-time basis and we add thousands of records to our database each day. Much of the information in our database is linked, so companies can quickly research information relevant to a particular project in one centralized location.

Products and Services

Our products and services are derived from a proprietary database of project specific information and provide clients specialized tools for accessing, analyzing and using the information. We expect to continue to enhance our services and develop new services that make use of our comprehensive database to meet the needs of our existing clients as well as potential new categories of clients.

We leverage technology, tools and business processes to research, classify and publish actionable public sector opportunities from more than 71,000 purchasing offices in all 50 states, and from a number of private sources. Through an automated process, we link related records within our database, prequalify business opportunities for our clients based upon the client’s profile, and distribute the information in a timely manner, generally within 24 hours of their public release. A client can further research an opportunity by accessing our proprietary database using Onvia Business Builder. Our database contains information on the largest industry verticals, including:

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

Within these verticals we also provide hard to find premium content which enhances the value of our service to our clients and differentiates our product in the marketplace. These premium products include:

•	Advance Notice – alerts businesses of projects in the development process, before the bid is released in its final form;

•	Awards Information – notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities;

•	Federal Plus – presents hard-to-find federal procurement opportunities under $25,000; and

•	Grants – supplies federal and state grant information critical to anyone tracking or applying for publicly-funded projects.

Our suite of information services is branded and marketed to our customers as described below:

Onvia’s Solutions for Business Suppliers

Onvia Business Builder

Onvia Business Builder, a new product launched in July 2005, is our most comprehensive product and is intended to enable businesses of all sizes to compete more effectively in the government procurement marketplace. Onvia Business Builder delivers detailed information from our database of more than 2.6 million contracting opportunities from across 71,000 government agencies representing 292,000 buyers nationwide. This product leverages Onvia’s proprietary database of historical information gathered from local, state and federal government agencies and education entities to help clients evaluate and respond to new bid requests and requests for proposal (RFPs) with more competitive bids by allowing them to easily research competitor and buyer information.

Subscribers to Onvia Business Builder receive customized daily email notifications about relevant business opportunities focused on the verticals described above and an online user interface that provides business intelligence oriented around four key hubs of data:

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

Onvia Navigator

In April 2006, Onvia will offer online search of its government business intelligence database providing clients with self-directed access to our proprietary database of government procurement information.

The Onvia Guide

We also offer a product that delivers the same customized daily email notifications about relevant business opportunities that subscribers to the Onvia Business Builder product receive, without the user interface to research information in our database. This product is available at a lower price point and is published as The Onvia Guide.

Onvia’s Solutions for Government Agencies

Government agencies are faced with inefficient notification systems requiring significant paperwork and high costs associated with the procurement process. Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. The Onvia platform offers increased distribution of their RFPs and Request for Quotes (RFQs) to potential business suppliers. By using our solution, government agencies can reduce operating costs, increase administrative efficiency, heighten competition leading to more competitive pricing, and quickly and efficiently notify businesses of their requirements online.

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

Strategy

Onvia’s mission is to become the authoritative source that businesses rely on for relevant information, insight and intelligence required to grow their public-sector related business. Our strategic plan calls for investing in the growth of our sales force, the implementation of a new sales methodology, and investing in new business information products that expand our platform in both content and tools and allow clients new ways to access information in our database and broaden the appeal of our products to new categories of clients. Key elements of our strategy include:

•	Expand the valuable content included in our database. In 2005, we began collecting new, hard to find information types to increase the value of our content to our clients. New information types include planholders lists, bidders lists, and agency decision makers lists and coverage of premium, hard to find content. By expanding our coverage of current and historical information, our content will be applicable to broader market segments, and improve retention of our existing client base.

•	Enhance our existing research tools. In 2005, we introduced Onvia Business Builder, which significantly enhanced the access to information contained in our database by providing access to historical information in addition to the real time notification that we already provided. In 2006, we will launch Onvia Navigator, which will allow clients to search for documents within documents, vendors, competitors, and agency information within our extensive database. By continuing to enhance our product offering through the introduction of new tools and services that further improve our clients’ ability to tailor the information they choose to see, we expect that we will increase the satisfaction of our existing clients, thereby increasing our retention rates, and also broaden the appeal of our products to potential new categories of customers.

•	Implement a consultative sales approach. During 2005 we recruited new sales and marketing executives to develop the go to market strategy for our new product offering. In the first quarter of 2006, these executives began rolling out a sales and marketing approach that identifies and solves client business issues through the implementation of our business intelligence offering. The new approach is intended to decrease our reliance on direct marketing and improve the way we target and qualify potential prospects. We expect this new approach to increase new client acquisition to our high value products and increase the retention rates of our existing customers.

•	Understand client needs. We are committed to intimately understanding the needs of our business clients and government agencies. At the end of 2004 we performed a comprehensive market research study to gain further insight on the needs of our clients. Results of this research led to the introduction of new information research tools in 2005 and we expect to continue to introduce new content and tools to enhance the appeal of our products to existing and potential clients in 2006.

•	Increase annual contract value. Annual contract value represents the aggregate annual subscription value of our client base. Growth in annual contract value demonstrates success in increasing the number of clients and upgrading existing clients into new and higher valued products. We intend to increase annual contract value by increasing the size of our sales force, increasing prices and introducing new products during 2006.

•	Drive adoption of our higher value products. Clients that purchase our higher value products, including premium data, generally receive the most comprehensive information specific to their businesses. These products have also historically produced higher client retention rates. We seek to better serve our non-premium clients by migrating them to higher value products.

Clients

We serve two primary and distinct client groups: businesses and government agencies.

Businesses

Within our business customers, we serve two separate business channels: client subscriptions and content licenses. Client subscriptions are sold directly to the end user of the business intelligence. At December 31, 2005, we had approximately 17,700 subscribing clients. Client subscriptions represented approximately 88% of our revenue in 2005. At December 31, 2005, the annual contract value of our client subscribers was approximately $13.6 million, compared to $12.4 million at December 31, 2004.

Our second business channel, content licenses, represents customers who resell Onvia’s business intelligence to their customers. These customers represented approximately 11% of our revenue in 2005. The annual contract value of our content license customers at December 31, 2005 was approximately $1.7 million, compared to $1.2 million at December 31, 2004.

We also generate revenue from fees charged for document download services and list rental services, and these fees represented 1% of our revenue in 2005.

Government Agencies

Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. By using our solution, government agencies reduce operating costs by quickly and efficiently notifying business suppliers of their requirements, and improve competition through the increased distribution of their RFPs and RFQs. In addition, our agency relationships provide a direct connection between business suppliers and buying agencies, providing business suppliers with bid documents and online response tools. At December 31, 2005, we had over 500 government agencies signed to use our service.

Agency partners bring value through increased bid and quote flow, and by providing referrals of their business suppliers. As of December 31, 2005, we had signed over 500 government agencies nationwide, compared to 470 at December 31, 2004. These relationships were established in key metropolitan areas nationwide. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts. Some recent agency additions include the City of St. Paul, MN and the City of Philadelphia, PA.

Sales Strategy

The primary objective of our sales strategy is to increase annual contract value and client retention. Our sales strategy is based on organization design and focus, based on a territory initiative that provides a framework to:

•	Increase the focus on enterprise prospects within vertical markets and deliver repeatable enterprise solutions;

•	Increase the focus on geographic prospects that have revenue and business type attributes that make them likely to be prospective clients, and deliver more transactions with a higher than historical annual contract value;

•	Increase the focus on clients that do business with Onvia on a geographic basis at a regional level or above, to ensure that we prioritize management of our most valuable clients and increase client retention for this group;

•	Provide ongoing account management to ensure that our clients have the best available information applicable to their business; and

•	Build a sales force dedicated to serving the public sector marketplace.

We are working to ensure that our limited resources are optimally organized to identify relationships with the greatest sales potential. We are also working to ensure that we create greater alignment to, and ownership of, marketing driven leads based on the territory strategy.

The Onvia 2006 sales strategy also has strong emphasis on management processes around forecasting, managing for activities and results, and prioritizing activity around at risk clients.

Marketing Strategy

We deploy an integrated approach to our marketing, incorporating email marketing communications, search engine marketing, public relations, event sponsorship and supporting sales tools and collateral. Client retention and upgrade marketing have become an integral part of our marketing mix and we have established a strategy that keeps the Onvia name and solutions in front of our clients in a relevant and meaningful way, through informative newsletters, new product updates, and personalized renewal reminders, among others.

In 2005, we focused our marketing efforts on generating high quality new sales leads at the lowest cost, while providing the proper sales tools to support high-value sales. We implemented a search engine marketing program through the primary search engines to drive qualified leads from people searching to do business with the government. In 2006 we continue to focus our lead generation efforts on driving high quality, low cost leads and will supplement this effort by adding a robust targeted information database to aid our sales teams to build out territories through targeted and effective cold calling. In addition, we will continue to provide sales tools and collateral to support customer acquisition and retention efforts.

Technology

We support our operations and online solutions using an advanced technology platform designed to serve a large and rapidly increasing volume of web traffic in a reliable and efficient manner without critical failures. Our systems are designed to:

•	Provide fast, secure and uninterrupted visitor access to our web site;

•	Validate and process client requests promptly and accurately;

•	Provide timely, comprehensive and accurate management-reporting capabilities;

•	Accommodate upgrades to tools and features on our web site;

•	Scale to accommodate growth in our operations; and

•	Provide redundancy in case of component system failures.

Our systems use a combination of proprietary technologies and commercially available licensed technologies. The backbone of our technology infrastructure consists of database servers running Microsoft SQL Server 2000 on HP/Compaq hardware. The front end consists of multiple, redundant web servers that are expandable as operations grow.

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at our corporate headquarters in Seattle, Washington. Our network operations personnel provide 24x7 monitoring and engineering support in a climate-controlled and physically secure environment. Our onsite data center has redundant communication lines from multiple Internet service providers and has its own emergency power and backup systems. We also house all non-critical systems such as development servers, quality assurance servers, and internal network servers at our headquarters in Seattle.

In addition to maintaining responsibility for the technical architecture, security and uptime of our online solutions, our technology department works closely with the sales and marketing departments to ensure that client feedback for new features is incorporated into new products and services.

Competition

The market for comprehensive intelligence around government procurement is underserved. Competitors include, to a limited extent, bid aggregators, industry analysts and government e-procurement platforms.

Our current and potential competitors include, but are not limited to, the following:

•	Information companies who target specific verticals also covered by our services, such as McGraw-Hill, Contractors Register and Input;

•	Lead generation and bid matching companies such as FedMarket, BidNet, GovernmentBids and True Advantage; and

•	Business-to-government (B2G) e-procurement systems providers such as AMS, Simplexis, Epylon, BidNet (Govbids) and SiCommnet.

We may face additional competition in the future as well-funded companies look to develop new government procurement database products and services. Onvia must differentiate itself by increasing the value of our database, developing products and services with high switching costs, and by creating a loyal, recurring base of clients and agency users. To achieve this we must continually enhance our content and sources, and provide our clients with relevant, customized views of our database.

We believe that the principal competitive factors affecting our market include, but are not limited to, breadth and depth of content, content quality, base of existing clients and client service. In order to excel at these principal competitive factors, we strive to achieve a superior understanding of our target clients, offer greater value in our content and services and sustain a more efficient operating model. We also mitigate some potential competitive pressures by selling our content to some of our competitors for redistribution to their clients. We believe that our current database offering compares favorably to select offerings available in the marketplace today based on the depth and history of our information, breadth of content types, and daily updates.

Seasonality

The new client acquisition side of our business is subject to some seasonal fluctuations. The third quarter is generally our slowest quarter for new client acquisition. The construction industry is our single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes new client acquisition to decline compared to the remaining quarters in the year. For this reason, it may not be possible to compare the performance of our business quarter to consecutive quarter, and our quarterly results should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter for the previous year.

Intellectual Property Rights

Our future success depends in part on our intellectual property rights, proprietary rights, and technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We seek to protect our internally developed products, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot ensure that any of our proprietary rights with respect to our e-marketplace will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

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

We presently have no issued U.S. patents or U.S. patent applications pending. We intend to file a U.S. patent application for our Onvia Business Builder product in 2006. It is possible that we may not develop future proprietary products or technologies that are patentable and that the patents of others will seriously harm our ability to do business.

We have registered trademarks in the United States for Onvia (previous logo with the green checkmark), the Onvia checkmark logo, DemandStar.com, DemandStar, the DemandStar.com logo, Just Think What You Can Build, QuoteWire, BidWire, e-Journal of Commerce, and a trademark application for Onvia and the design (current logo with the orange circular design). We also have registered trademarks in Canada for Onvia (previous logo), the Onvia checkmark logo, and Onvia.com.

Employees

As of March 1, 2006, we had 191 employees working in the following departments: 91 in sales and marketing, 55 in research included in cost of sales, 33 in technology and development and 12 in general and administrative.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2005, 2004 and 2003, all of our revenues were generated from clients located in the United States. All of our long lived assets are located in the United States.

ITEM 1A.	RISK FACTORS

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating Onvia and its business because such factors may have a significant impact on our business, results of operations and financial condition and could cause our stock price to decline. As a result of the risk factors set forth below and elsewhere in this report, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from historical results or those projected in any forward-looking statements.

Risks related to our growth strategy

We may not be able to meet our projected renewal rates.

Our ability to continually enhance our products and services to provide relevant information to our clients, appropriately classify and distribute information, provide excellent client service, maintain competitive pricing and meet our clients’ expectations for source coverage and new content will significantly impact our clients’ satisfaction with our products and services and will impact their decision to renew. If we are unable to meet our clients’ expectations, our renewal rates and our projected growth and profitability will suffer.

The change in our sales methodology may not be successful and we may be required to increase our sales and marketing expenses in order to achieve our revenue goals.

We have historically generated a significant portion of our marketing prospects and sales leads from our in-house database of vendors. Our new team of sales and marketing executives has implemented a new sales methodology that is intended to place much lower reliance on direct marketing to generate sales, and we have reallocated resources previously used in direct marketing efforts towards growth in our sales force. We have a limited history on which to evaluate this new sales methodology and if we are unable to increase sales as a result of this new methodology, we may be required to increase marketing expenses to generate additional sales.

We may not achieve our projections for adoption of our products by targeted enterprise clients.

We anticipate that a significant portion of our future revenue will be generated from sales to larger businesses. Our enterprise sales team targets larger companies that will purchase multiple licenses for daily lead notification, for redistribution to their employees or clients, or for remarketing their own products. We began selling to enterprise clients at the end of 2003, so we have a limited history from which to base our projections for adoption of our products by these clients.

We may not achieve our projections for adoption of our Onvia Business Builder product by new and existing clients.

As part of the strategic $5 million investment approved by our Board of Directors in the fourth quarter of 2004, we invested significant capital in the expansion of our database and development of our Onvia Business Builder research tool. We expect to see an increase in retention rates for our existing clients because of the added features in this new product and an increase in new customer acquisition as a result of the launch of this product. Adoption of this product by new and existing clients may not be consistent with our estimates.

We may not be able to increase subscribership to our high value products.

We expect that a significant portion of our future growth will come from increasing our annual contract value per client, and we expect this to be driven by increased adoption of our high value products. Subscribers to our high value products have higher annual contract value, higher renewal rates and provide greater lifetime value to the Company.

We may lose clients as a result of the discontinuation of our low value county product.

In the fourth quarter of 2005 we discontinued our low value county product due to a change to a more targeted sales methodology that is more focused on acquisition of high value products. We expect to offset the decrease in the number of clients as a result of this decision by increasing annual contract value and retention rates. County clients represented approximately 47% of our total clients at December 31, 2005, but less than 5% of revenue. We have seen early success in migrating these low value clients into our high value products, however, we may be unable to achieve desired upgrade rates or we may be unable to offset any decline in the number of clients with increases in annual contract value per client, new client acquisition, and client retention.

We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients and client prospects, and they may be unable to achieve expected sales targets.

We plan to reallocate direct marketing dollars to increase our acquisition sales force by approximately 48% in 2006. In order to achieve our projected revenue growth rates, our sales teams must be able to effectively communicate the benefits of our products to existing and potential clients. We expect to see increases in client retention rates and in new client acquisition revenue, and our sales goals are aggressive. If we are unable to retain our current sales associates and hire and train new sales associates with the appropriate skills, we may not be able to achieve our projected sales targets and revenue growth rates.

Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce.

Our growth depends in part on increased use of the Internet by government agencies and businesses. If use of the Internet as a medium for government, consumer and business communications and commerce does not continue to increase, demand for our services and products will be limited.

We may lose the right to use the content that we distribute, which we collect from governmental entities and other third parties.

We do not own or create the content distributed to our vendors in the form of request for proposal and related information. We do not have an exclusive right to this content and we cannot ensure that these data sources will continue to be available in the future. Moreover, public disclosure laws, which require governmental entities to produce bid information directly to the members of the public, may negatively impact our business and reduce the value of our services to government entities. Governmental entities and other third parties could terminate their contracts to provide data or restrict the distribution of such data. The loss or the unavailability of our data sources in the future, or the loss of our right to distribute some of the data sources, would harm our business.

If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries, and as a result, may lose clients.

If we find that our retention and acquisition rates in any of our focused verticals are not meeting our expectations due to lack of bid-flow or for other reasons, we may choose to target fewer industry verticals to improve client satisfaction and retention in core verticals, and we may lose clients in our other non-core verticals. Focusing on these core verticals may not generate the expected level of increased retention and acquisition.

Intense competition could impede our ability to gain market share and could harm our financial results.

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

Many of our current and potential competitors have longer operating histories, larger client bases and/or greater brand recognition in business and Internet markets and significantly greater financial, marketing and technical resources than we do. Our competitors may be more successful than we are in developing their technologies, adapting more aggressive pricing policies and establishing more comprehensive marketing and advertising campaigns.

Our competitors may develop web sites that are more sophisticated than ours, with better online tools, or service and product offerings superior to ours. For these and other reasons, our competitors’ web sites may achieve greater acceptance than ours, limiting our ability to gain market share and client loyalty and to generate sufficient revenue to achieve profitability. We may be required to increase our source coverage due to competitive pressures, and we may be required to add additional resources to our research team to offset these competitive pressures.

Risks related to our new product strategy

We may fail to introduce new products that are broadly accepted by our clients, and there may be delays in the introduction of these tools and products.

We expect to introduce new products in 2006 that will complement our current suite of products. If client acceptance and adoption of these new products is below our expectations, our projected growth rates may not be achieved, and our financial results would be harmed. We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content. If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond their anticipated launch dates, our projected growth rates may not be achieved.

We have invested significant capital into the development of new products, such as Onvia Business Builder, and if new products fail to meet expectations we may not achieve our anticipated return on these investments.

Onvia Business Builder was launched in July 2005 and we have been pleased with the early adoption of this product. We expect to launch additional new products in 2006 and expect to see continued increases in adoption of Onvia Business Builder throughout 2006 and beyond. If adoption of Onvia Business Builder and other new product introductions is not consistent with our expectations, we will not see the expected return on these investments.

Our clients may be dissatisfied with the accuracy, coverage and timeliness of our content and performance of our new products.

We expect to see an increase in both new client acquisition and retention rates for our existing clients, as well as an improvement in annual contract value per client resulting in part from the introduction of new products offering more comprehensive and timely access to the information in our database. If our clients become dissatisfied with the performance, coverage or content of our new products, they may not renew at expected renewal rates and new client acquisition may be adversely impacted.

We may improperly price our new product offerings for broad client acceptance.

We plan to implement price increases to some of our existing products in 2006 and we will be required to develop new pricing strategies for planned new product launches in 2006. If existing clients do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales staff is unable to convince potential new clients that our product pricing is proportionate to the value of the products, new client adoption and existing client retention would be adversely impacted.

We may overestimate the value of sales intelligence to companies doing business with the government.

We believe there is a large unmet market need for robust public-sector sales and marketing information. Our business model assumes that clients will pay us an annual fee for this information and that we will see increases in the annual value of these contracts in the near-term and in the long-term. If we have overestimated the value of this information, we will not achieve our forecasted revenue goals.

Our competitors may develop similar technologies that are more broadly accepted in the marketplace.

The functionality in Onvia Business Builder is robust, and we expect that if adoption of this tool is in line with our expectations that our competitors may introduce products with similar functionality. If our competitors introduce products with similar functionality or are able to more effectively market their products for broad customer acceptance, new client acquisition and existing client retention would be adversely impacted. If we are unable to enhance our functionality or increase our marketing efforts to offset challenges from our competitors, we may lose market share.

Risks related to our ability to eliminate or reduce our idle lease obligations

Uncertainty in the commercial real estate market in Seattle, our open floor plan, the location of our offices and the remaining term on our lease may harm our chances of eliminating or reducing the monthly lease payments on our idle office space.

We currently have approximately 47,000 square feet of idle office space in the Seattle area. We are aggressively pursuing options to reduce or eliminate the cash payments associated with this idle space. We hired a new real estate brokerage team in the first quarter of 2005 and we have seen increased interest in our building in the last 12 months.

Some of the factors we believe have contributed to the difficulty in subleasing our idle space are: an open floor plan; limited amenities in close proximity to our building; and the short remaining term on our master lease. Our building has an open floor plan with no enclosed offices, which makes it difficult for some potential subtenants to visualize the space built-out with offices. Our office is located in the South Lake Union area of Seattle, which is under rapid development, but does not currently have extensive shopping and dining amenities nearby, which we believe has made it more difficult to attract potential subtenants to visit the space. Our lease on our corporate headquarters building expires in March 2010, so we are limited in the term we are able to offer potential subtenants. If potential subtenants require a longer term than we can offer, we would be required to involve our master landlord and sublease negotiations could be extended or stalled. We currently have approximately $6.5 million accrued for our contractual obligations and our estimate of operating costs on our idle and sublet lease space, and for broker’s fees and tenant incentives on our idle space. We anticipate that this accrual will cover our remaining contractual obligations, assuming that we will have the space sublet in periods ranging from the first quarter of 2007 through the second quarter of 2007 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. If we are unable to eliminate or reduce the monthly lease payments on our idle office space, our business, operating results and financial condition would be adversely affected and our stock price could decline.

Our estimates on the timing and terms of potential subleases on our idle leased office spaces may be inaccurate, which could have a negative impact on our future operating results and cash flows.

In arriving at an estimated accrual for our remaining contractual obligations on our idle office space, management was required to estimate numerous factors, including timing, sublease rates and square footage. If our estimates are inaccurate for one or more of these factors we could be required to make an additional accrual, which would increase our operating expenses and adversely impact our results of operations. If our estimates are incorrect, we may not receive expected sublease income, which would adversely affect our cash flows from operations.

Financial, economic and market risks

We have a limited operating history, making it difficult to evaluate our business and future prospects.

Onvia has been serving businesses since March 1997 and have been focusing on including government agencies in our network since April 2001. We have a limited operating history upon which an investor may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as e-marketplaces. We may not successfully address any of these risks.

We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the near term.

To increase revenue, we will need to continue to attract new clients and improve retention of existing clients and expand our service offerings. We intend to increase headcount of our acquisition sales team by approximately 48% during 2006 to increase new client acquisition and to capitalize on interest in our new products. We intend to fund this increase primarily by reallocating money from direct marketing campaigns into new headcount; however, we expect that operating expenses in 2006 will be higher on an overall basis than in 2005 because of this increase in headcount compared to average headcount in 2004, but operating expenses should be relatively consistent on a quarterly basis with the fourth quarter of 2005. As a result, we will need to generate significant revenue to cover this expected increase in operating expenses and to achieve profitability in the future.

Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance.

We have experienced some seasonal fluctuations in our business, reflecting a combination of seasonal trends for the services and products we offer, as well as seasonal trends in the buying habits of our target business clients and government agencies. We expect our revenue and operating results to continue to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of our results between quarters. Our limited operating history and evolving business model further contribute to the difficulty of making meaningful quarterly comparisons. A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is recognized ratably over the subscription term.

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

We may require significant additional capital in the future, which may not be available on suitable terms, or at all.

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

Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control.

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

We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock.

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

In addition, in 2002, our Board of Directors adopted a Stockholders Rights Agreement, designed to protect stockholder interests in the event of an unsolicited takeover attempt by distributing one preferred stock purchase right for each outstanding share of common stock. The Rights Agreement may make it more difficult for a third party to acquire Onvia.

Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price.

Changes in accounting and reporting policies or practices could increase our net loss, which increases may be independent of changes in our operations. These increases in reported net losses could cause our stock price to decline. For example, beginning January 1, 2006, we will be required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which requires us to record an operating expense charge associated with the calculated fair value of new and outstanding stock options and purchases under our employee stock purchase plan. We are continuing to assess the impact of SFAS No. 123R, but we currently expect to incur approximately $1.3 million in operating expenses in 2006 associated with the unvested portion of existing stock options, planned new stock option grants and our employee stock purchase plan as a result of adoption of this Statement. If other changes in accounting and reporting policies or practices are made in the future, these changes may also impact our reported operating results and the price of our stock.

Risks related to integrating future mergers, acquisitions or other corporate transactions

We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions.

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

•	properly evaluating the technology, personnel and clients;

•	retaining existing clients and strategic partners;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance the introduction of new products, services and technologies;

•	addressing public perceptions of changes in our business focus;

•	combining service and product offerings quickly and effectively;

•	implementing consistent integrated internal controls;

•	transitioning the business systems to a common information technology system;

•	persuading employees of both businesses that the business cultures are compatible;

•	offering the services and products of both businesses to each other’s clients and business associates;

•	marketing the combined company;

•	blending the pricing models;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	minimizing the potential disruption of both businesses and distraction of the Company’s management;

•	incorporating the acquired technology, products and services into existing product and service offerings; and

•	controlling expenses related to the implementation of the transaction.

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

If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline.

We may make incorrect assumptions about potential acquisitions, mergers or other corporate transactions, such as the ability to secure additional business from government clients and vendors selling to those clients as a result of any such transaction. Consequently, we may not achieve the forecasted benefits of the transaction, including improved financial results, to the extent anticipated by us or by financial or industry analysts. In addition, significant stockholders of Onvia following any corporate transaction may decide to dispose of their shares if the transaction fails to meet their expectations. In either event, the market price of our common stock may decline.

Operational risks

Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products.

Our new Onvia Business Builder research tool and future product offerings will place additional demands on our network and on our database. We add thousands of records to our database each day, which has required us to expand the storage capacity of our database. As part of the $5 million strategic investment in new products approved by our Board of Directors at the end of 2004, we believe we addressed the immediate and near term database and storage requirements of our expanding database. However, if new content types or product introductions change current network and database requirements or if growth in our client base exceeds our expectations, we may be required to make significant investments to upgrade our systems to accommodate such changes, which could negatively impact our cash flows and results of operations. We may not be successful in our efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network traffic may discourage potential clients from using our network.

We may not be able to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business.

Our business and operations are substantially dependent on the performance of our senior management, directors and key employees. The loss of any of these employees or directors would likely harm our business.

Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our business.

Our network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in Onvia’s liability for related damages, and our reputation could suffer, thus deterring existing and potential clients from transacting business with Onvia. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our clients. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems.

We intend to continue to implement industry-standard security measures, but we cannot ensure that the measures we implement will not be circumvented. The costs and resources required to alleviate security problems may result in interruptions, delays or cessation of service to our clients.

We may be unable to effectively combat unauthorized redistribution of our published information.

In the past we have identified a number of entities that have utilized our published information for unauthorized redistribution. We have been and will continue to be aggressive about monitoring and combating such unauthorized use, and are considering technological avenues for blocking such users from our database. However, if we fail to effectively combat such unauthorized use, our business could be harmed.

System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients.

Any system failure that causes an interruption in the service of our suite of products or a decrease in their responsiveness could result in reduced activity and reduced revenue. Further, prolonged or ongoing performance problems on our web sites or our application servers, which support bid creation and distribution, could damage our reputation and result in the permanent loss of clients. In the past, system interruptions have made our web sites and our application servers totally unavailable, slowed their response time or prevented us from making our service available to our clients, and these problems may occur again in the future.

All of our business application servers operate within secure data centers at our corporate headquarters in Seattle, Washington. Our experience and expertise in maintaining servers may not be adequate to prevent all possible interruptions and failures of our services. Our electrical power backup systems may not be sufficient to sustain business operations during a major interruption to public utility service. We may not have sufficient business interruption insurance to cover losses from major interruptions. We have deployed our disaster recovery site to a secure offsite facility with backup utility power and redundant Internet connectivity. Our current disaster recovery systems are designed to ensure that a portion of our Information Technology and Research department functions will be operational in the event of a local building disaster, so that delivery of our product will not be significantly interrupted. Our disaster recovery plan is not yet finalized to include automated failover of product distribution-related systems; requiring some manual intervention to complete the failover process. During 2006 and 2007, we will focus on expanding our disaster recovery system to cover additional operating functions within the Company.

Clients and visitors to our web site depend on their own Internet service providers, online service providers and other web site operators for access to our web sites. These providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Onvia’s systems.

Our services and products depend upon the continued availability of licensed technology from third parties, and we may not be able to obtain those licenses on commercially reasonable terms, or at all.

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

Increased blocking of our emails could negatively impact client satisfaction with our products and could inhibit the effectiveness of our marketing efforts.

Portions of our content are currently delivered in the form of an attached file via email. Some network administrators could flag and block emails from Onvia due to increased filtering of email attachments as a result of the threat of email borne viruses or unwanted “spam”, or for other reasons. We also conduct marketing campaigns to our customer base and occasionally these campaigns are done via email. Excessive filtering of our emails could negatively impact client satisfaction and could inhibit our marketing efforts.

Regulatory, judicial or legislative risks

Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results.

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

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce.

As e-commerce evolves, federal, state, local and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for our services and offerings. Although many regulations might not apply to our business directly, we expect that laws regulating the collection or processing of personal or consumer information could indirectly affect our business. It is possible that legislation could expose companies involved in e-commerce to restrictions or liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce. If laws were enacted that made our products taxable at the state level, we may be required to pass those additional taxes along to our customers, which would increase the overall cost of our product to our end users and could impact the buying decisions of existing and potential new clients.

If regulations or legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed.

Our proprietary bid aggregation technology is integral to our success. If the process of bid aggregation becomes regulated in the future and our process for acquiring government bids is no longer cost-effective, our business will be significantly harmed. If new regulations restricting our ability to charge a fee for public bid information are enacted, our business will be significantly harmed.

Available Information

We file with and furnish to the Securities and Exchange Commission (SEC) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and other information, along with amendments to such reports. Our SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our annual report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are available on the “About Onvia” section of our website at www.onvia.com as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Seattle, Washington, where we lease approximately 79,000 square feet in three floors of a four-story office complex. Approximately 47,000 square feet of this building is currently idle. The lease expires in March 2010. In addition to the office space under lease in our current corporate headquarters, we have approximately 19,000 square feet under lease in our former corporate headquarters in Seattle, Washington. The lease for this additional space expires in August 2006, and this space is currently subleased.

The sublease for the 19,000 square feet in our former corporate facility in Seattle runs through the end of our contractual obligation on the space in August 2006. The cumulative value to Onvia over the remaining term of the sublease at December 31, 2005 is approximately $365,000. The rental rates in the sublease are below our contractually obligated rental rates, and the shortfall has been included in our idle lease accrual. Pursuant to the terms of the sublease, we established a letter of credit in the amount of approximately $181,000, which is included in Security deposits at December 31, 2005.

We continue to evaluate options to resolve the issue of our remaining idle space in our current corporate headquarters building. In January 2005 we replaced our former real estate broker with a new broker that has developed a new sublease plan. Please refer to the discussions of “Lease Obligations” under “Significant Accounting Policies and Management Estimates” and “Recent Developments” in “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our idle lease accrual.

ITEM 3.	LEGAL PROCEEDINGS

Onvia is party to a consolidated securities class action suit filed in 2001. A final settlement agreement in this suit has been negotiated and was preliminarily approved by the United States District Court for the Southern District of New York in February 2005, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $129,000 for attorneys’ fees in defense of this suit as of December 31, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the $129,000 in attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy. The fairness hearing for final approval of the settlement is scheduled for April 24, 2006.

In February 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. We send facsimiles to clients with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. We believe that we have strong defenses and are defending against this lawsuit aggressively. In October 2005, the court granted Onvia’s motion for partial summary judgment, eliminating plaintiff’s claim for injunctive relief and thereby making it more difficult for plaintiffs to certify a class action status. On February 6, 2006, the plaintiff filed a motion for class action certification. The hearing on the motion for class certification will be held on May 26, 2006.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Onvia common stock trades on the NASDAQ National Market under the symbol ONVI. The closing price of our common stock, as reported on the NASDAQ National Market on March 1, 2006, was $6.20 per share. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ National Market.

	Closing Price Range of Common Stock
	High	Low
Year ended December 31, 2004
First Quarter	$5.00	$4.00
Second Quarter	6.11	4.90
Third Quarter	6.00	4.78
Fourth Quarter	6.32	4.79

Year ended December 31, 2005
First Quarter	$6.24	$5.06
Second Quarter	5.18	4.10
Third Quarter	5.32	4.90
Fourth Quarter	5.30	4.03

Holders

As of March 1, 2006, there were 549 holders of record of Onvia common stock. The number of recordholders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about all equity compensation plans previously approved by security holders as of December 31, 2005. There were no equity compensation plans that were not previously approved by security holders as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Amended and Restated 1999 Stock Option Plan (1)	2,069,400	$6.84	92,667
2000 Directors’ Stock Option Plan	42,000	62.12	18,000
Employee Stock Purchase Plan	—	N/A	305,350
Warrants Issued for Acquisitions	49,941	9.00	—

Total	2,161,341	$7.96	416,017

(1)

In January 2006, Onvia’s Board of Directors amended the 1999 Stock Option Plan (1999 Plan) to eliminate the “evergreen clause,” which called for automatic increases in the number of shares available for issuance under the 1999 Plan on January 1 of each year, beginning in 2001 and ending in 2009. The amendment eliminated the clause subsequent to the 2006 automatic increase. The Board of Directors voted to increase the number of shares available for issuance under the 1999 Plan by 200,000 shares on January 1, 2006. On January 1, 2005 the number of shares reserved for issuance under the 1999 Plan was increased by 312,795 shares. The figures in the table above do not include the January 1, 2006 increase of 200,000 shares under the 1999 Plan. Any further increases in the number of shares available for issuance under the 1999 Plan will require stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue (1)	$14,714	$13,076	$9,991	$7,234	$17,871
Gross margin	11,433	11,434	8,815	5,885	6,980
Noncash stock-based compensation	84	10	408	1,377	3,801
Idle lease accrual and restructuring charges (2)	1,228	916	2,021	6,243	52,122
Total operating expenses	19,095	15,827	17,408	26,547	115,982
Loss from operations	(7,662)	(4,393)	(8,593)	(20,662)	(109,002)
Net loss before cumulative effect of change in accounting principle	(6,920)	(3,900)	(7,913)	(19,280)	(104,405)
Cumulative effect of change in accounting principle	—	—	—	(16,468)	—

Net loss	$(6,920)	$(3,900)	$(7,913)	$(35,748)	$(104,405)

Unrealized gain (loss) on available-for-sale securities	8	(31)	—	—	—

Other comprehensive loss	$(6,912)	$(3,931)	$(7,913)	$(35,748)	$(104,405)

Basic and diluted net loss per common share	$(0.89)	$(0.51)	$(1.03)	$(4.66)	$(12.67)

Basic and diluted weighted average shares outstanding	7,814	7,720	7,678	7,673	8,241

(1)	Revenue prior to 2002 includes revenue generated from Onvia’s low-margin business-to-business exchange, which was discontinued in 2001.
(2)	Restructuring charges are significantly higher in 2001 as a result of the closure of our B2B exchange during that year. Restructuring charges in 2001 included $26.2 million related to goodwill impairment, $9.5 million in asset writedowns, $4.5 million in employee separation costs and $9.0 million in idle lease related charges. Also included is a $2.9 million charge related to an uncollectible promissory note and prepaid development fees due to the insolvency of a third party.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$20,540	$27,944	$30,382	$38,603	$81,990
Long-term investments, net of current portion	—	—	2,001	—	—
Total assets (3)	28,635	36,030	39,866	47,198	115,379
Debt, including current portion	—	—	—	—	2,984
Idle lease and restructuring accrual, including current portion	6,538	7,451	9,061	10,187	8,741
Total stockholders’ equity	13,634	20,571	24,185	31,658	97,019
Cash distribution per share	$—	$—	$—	$3.90	$—

(3)	Reduction in total assets from 2001 to 2002 was primarily due to the corporate restructuring in 2001 and the cash distribution in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management Overview

In 2004, Onvia’s Board of Directors approved a strategic plan to invest up to $5 million to develop and launch new business intelligence products. During 2005 Onvia executed the first stage of this strategic plan, which called for the launch of new information products, the recruitment of strong sales and marketing management, and refinement of our sales methodology to a more consultative sales approach. As planned, we launched Onvia Business Builder in July 2005, and hired new sales and marketing senior management who developed the go-to-market strategy for the new product offering and implemented a new sales methodology. The new sales approach is intended to decrease our reliance on direct marketing and improve the way potential prospects are targeted and qualified to increase the acquisition and retention of high value clients. As a result of this change, we discontinued our low value county level product and began migrating our county clients into higher valued offerings. We expect this new targeted sales approach to reduce the number of low value clients, while increasing annual contract value. At December 31, 2005, low value clients represented approximately 47% of our total client base, but only 5% of our revenue.

In order to provide a means to evaluate our business in a method consistent with other businesses in the information industry we will now provide the following operating metrics: number of clients, annual contract value, annual contract value per client, and quarterly contract value per client as defined below:

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products and replaces our legacy metric of clients and enterprise licensees. The number of clients metric excludes enterprise licensees, because, at this time, number of seat licenses alone is not a reliable measure of value. At December 31, 2005 we had approximately 17,700 clients, down from approximately 18,300 at December 31, 2004. This decline in the number of clients is primarily the result of the discontinuation of our low value products as discussed above.

Annual Contract Value

Annual contract value (ACV) is the aggregate annual subscription value of our entire client base. Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients into new and higher valued products. At December 31, 2005, annual contract value was $13.6 million, up 10% compared to $12.4 million at December 31, 2004.

Annual Contract Value per Client

Annual contract value per client (ACVC) is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. At December 31, 2005, ACVC was $767, compared to $678 at December 31, 2004, an increase of 13%.

Quarterly Contract Value per Client

Quarterly contract value per client (QCVC) represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client. In the fourth quarter of 2005, QCVC was $897, an increase of 22% compared to $738 in the third quarter of 2005, and an increase of 33% compared to $673 in the fourth quarter of 2004.

In 2005, we increased revenue 13% to $14.7 million, compared to $13.1 million in 2004. Cost of revenue increased 100% to $3.3 million, compared to $1.6 million in 2004. The increase in cost of revenue is the result of an increase in headcount in our research department, and in third party content to supplement new product introductions. Operating expenses increased 21% to $19.1 million, compared to $15.8 million in 2004, and net loss increased 77% to $6.9 million, compared to $3.9 million in 2004. With the exception of the additional idle lease accrual discussed below under “Lease Obligations,” the increase in cost of revenue, operating expenses and net loss was planned and is primarily related to the $5 million investment discussed above.

Revenue increased as a result of an increase in our ACVC. We believe this increase in ACVC was driven primarily by the early adoption of Onvia Business Builder, which has a higher price-point than our Onvia Guide product. In the fourth quarter of 2005, 11% of our sales included Onvia Business Builder, which resulted in a 22% increase in QCVC as discussed above.

Recent Developments

On February 7, 2006, we executed a non-binding letter of intent to sublease approximately 25,500 square feet of idle space in our current corporate headquarters. The potential subtenant subsequently requested a longer lease term than we have remaining on our existing master lease; therefore, the sublease negotiations have extended and now include our landlord. Management believes that the addition of a third party in the negotiations has added additional risk to the likelihood of executing a sublease. We believe that if we are unsuccessful in executing this sublease that it will take us longer than previously estimated to sublease our idle space. While it is still possible that a sublease will be executed; at this time management does not feel that it is probable that negotiations will result in a sublease. Therefore, we recorded an additional accrual of approximately $709,000 in the fourth quarter of 2005 to recognize the additional time it may take to find a sublessee, partially offset by an improvement in current market rates due to the strengthening of the real estate market in Seattle.

If a sublease is successfully executed, management will reevaluate the reasonableness of the idle lease accrual and we may be required to reverse some portion of the adjustment made in the fourth quarter of 2005.

Application of Critical Accounting Policies and Management Estimates

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

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our clients. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts whose terms extend into periods beyond the balance sheet date.

Content licenses are generally multi-year arrangements that are invoiced on a monthly or quarterly basis. Revenue from content licenses is recognized over the term of the agreement. Unbilled content licenses are not included in unearned revenue.

Internal Use Software

We account for the costs to develop or obtain software for internal use in accordance with Statement of Position No. 98-1 (SOP 98-1), Accounting for Costs of Computer Software Developed for or Obtained for Internal Use. As a result, we capitalize qualifying computer software costs incurred during the “application development stage.” Amortization of these costs begins once the product is ready for its intended use. These capitalized software costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Noncash Stock-Based Compensation

We record noncash stock compensation in connection with the grant or absorption in a purchase business combination of certain stock options and other equity instruments. We have elected to account for our employee and director stock-based awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, between the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four years. We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In December 2004 the Financial Accounting Standards Board (FASB) released SFAS No. 123R, Share-Based Payment. We are required to adopt the provisions of SFAS 123R beginning January 1, 2006. Upon adoption of this Statement, we will begin recognizing the calculated fair value of new option grants, as well as the value of existing grants that vest subsequent to adoption, through operations. We expect as a result of adoption of this Statement that we will incur approximately $1.3 million of non-cash stock compensation expense in 2006 based on awards currently outstanding and planned future awards. The total expense in 2006 and beyond will depend on several variables, including the number of share-based awards granted, the fair value of those awards, the number of awards forfeited, and the vesting period of those awards. In calculating the fair value of share-based awards, management must make estimates about certain variables, including the expected term of the awards, volatility of the underlying security, and interest rates, among others; therefore the actual expense may be different from this estimate.

Lease Obligations

As a result of the closure of our business-to-business exchange in 2001, we have recorded charges to accrue rental payments on our idle office space leases through the remainder of the lease obligations in March 2010. We currently have approximately 47,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington, and approximately 19,000 square feet in our former corporate headquarters in Seattle, Washington. The 19,000 square feet in our former corporate headquarters is currently under sublease by a third party through the remainder of our lease obligation in August 2006. The lease on our current corporate headquarters runs through March 2010.

At December 31, 2005, the total accrual related to idle lease costs was approximately $6.5 million. Total idle lease charges during the years ended December 31, 2005, 2004 and 2003 were $1.2 million, $916,000, and $2.0 million, respectively. Our total obligation for office space under lease, inclusive of the lease payments included in our $6.5 million accrual, is approximately $11.2 million.

Management is continually evaluating the reasonableness of our accrual based on current market conditions and other information available at the time of our analysis, and we make adjustments to our accrual when circumstances suggest that our previous estimates may require adjustment. Accordingly, during 2005, management made updates to our idle lease accrual based on market information available at the time. In the second quarter of 2005, we increased our accrual by $519,000 and in the fourth quarter of 2005 we increased our accrual by an additional $709,000. In the second quarter management extended the estimated time in which we felt we could sublease the idle space based upon activity up to that time. In addition, management changed the estimated sublease rates based on current market rates. Based on information available at the time of the second quarter adjustment, management believed that we would have the idle space sublet by the end of 2006. We have been encouraged by the number of tours since that time; however, these tours have not progressed to the sublease negotiation phase at the rate anticipated. Based on market information currently available, management does not believe that it is probable that we will have this space sublet by the end of 2006 as previously estimated. As a result, we have extended the estimated timeline for subleasing this idle space from the end of 2006 to periodic dates beginning in the first quarter of 2007 through the second quarter of 2007, and we have revised the estimated market rates based on current market information, resulting in an additional accrual of $709,000. We anticipate that our accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet by the second quarter of 2007 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued and we may be required to make an additional accrual.

Please refer to the discussion under “Recent Developments” above for additional information related to our idle lease accrual.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts and content licenses once we have a signed agreement and an invoice has been created. We do not record a receivable for the unbilled portion of our enterprise contracts or content licenses. As of December 31, 2005 and 2004, the unbilled portion of enterprise contracts and content licenses was approximately $2.5 million and $760,000, respectively. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses.

Contractual Obligations

Future required payments under contracts, excluding operating expenses for our lease obligations, as of December 31, 2005 are as follows for the periods specified:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate operating lease obligations	$11,205,131	$2,798,234	$7,738,037	$668,860	$—
Other operating lease obligations (1)	79,771	20,367	59,404	—	—
Purchase obligations (2)	557,058	400,419	156,639	—	—

Total	$11,841,960	$3,219,020	$7,954,080	$668,860	$—

(1)	Other operating lease obligations relate to leases for office equipment.
(2)	Purchase obligations relate to annual installments for software licenses, third party content agreements and telecom contracts.

Future required payments under real estate operating lease obligations shown above have not been reduced by future receipts under existing sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Sublease income on operating leases	$365,376	$365,376	$—	$—	$—

Total	$365,376	$365,376	$—	$—	$—

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year ending December 31,
	2005		2004		2003
Revenue	$14,714	100.0%	$13,076	100.0%	$9,991	100.0%
Costs of revenue	3,281	22.3	1,642	12.6	1,176	11.8

Gross margin	11,433	77.7	11,434	87.4	8,815	88.2

Sales and marketing expenses	10,498	71.3	9,037	69.1	8,900	89.1
Technology and development expenses	3,885	26.4	2,622	20.1	3,039	30.4
General and administrative expenses	3,484	23.7	3,252	24.9	3,448	34.5
Idle lease charges	1,228	8.3	916	7.0	2,021	20.2

Total operating expenses	19,095	129.7	15,827	121.1	17,408	174.2
Other income, net	742	5.0	493	3.8	680	6.8

Net loss	$6,920	(47.0%)	$(3,900)	(29.9%)	$(7,913)	(79.2%)

Comparison of Years Ended December 31, 2005 and 2004

Revenue and Cost of Revenue. Revenue increased 13% to $14.7 million for the year ended December 31, 2005, compared to $13.1 million for the year ended December 31, 2004. The increase is primarily driven by an increase in ACVC, which is attributable to adoption of our Onvia Business Builder product and upgrading clients from low value county products to our higher value products. If adoption of Onvia Business Builder and other anticipated new products is consistent with our expectations, we expect to continue to see improvement in our ACVC as well as an increase in client retention rates in future periods.

Costs of revenues increased 100% to $3.3 million, or 22.3% of revenue, for the year ended December 31, 2005, compared to $1.6 million, or 12.6% of revenue, for the year ended December 31, 2004. Our costs of revenues consist primarily of payroll related expenses associated with collecting, categorizing and publishing of our content, and also include third party content fees and credit card processing fees. Third party content and credit card processing fees were approximately $1.1 million and $537,000 for the years ended December 31, 2005 and 2004, respectively. Costs of revenues increased in total and as a percentage of revenue due in part to an increase of $991,000 in payroll related expenses as a result of headcount growth in our research team and normal merit increases. Weighted average headcount on our research team was 43 during 2005, compared to 24 during 2004. The headcount increase resulted from increased information requirements for new product introductions. In addition, we saw an increase of $682,000 in third party content fees as a result of new agreements to supplement our content for new product introductions. We expect to see a marginal increase in cost of sales in 2006 as well, as we add additional content and new products to our offering.

Sales and Marketing. Sales and marketing expenses were $10.5 million, or 71.3% of revenue, and $9.0 million, or 69.1% of revenue, for the years ended December 31, 2005 and 2004, respectively, representing an increase of $1.5 million, or 16%. The increase in total and as a percentage of revenue is attributable in part to an increase in headcount and commissions in our sales and marketing teams, which resulted in an increase of $991,000 in payroll expenses in 2005. Weighted average headcount in our sales and marketing teams was 77 in 2005, compared to 67 in 2004. We also experienced increases of $441,000 in marketing related expenses attributable to the launch of Onvia Business Builder in the third quarter of 2005, $116,000 in consulting expenses related to the development of a new consultative sales methodology, and an increase of $67,000 in travel related expenses due to growth in and increased travel by the sales teams. These increases were offset by a decrease of $242,000 in allocated expenses. Allocated expenses include depreciation, amortization of intangible assets and facilities related costs, and these costs are allocated across departments based on headcount. Although headcount increased compared to the prior year in our sales and marketing teams, it decreased as a percentage of total headcount due to higher growth in our research and technology teams, resulting in a smaller allocation of these expenses.

Technology and Development. Technology and development expenses were $3.9 million, or 26.4% of revenue, and $2.6 million, or 20.1% of revenue, for the years ended December 31, 2005 and 2004, respectively, representing an increase of $1.3 million, or 48%. The increase in total and as a percentage of revenue is attributable in part to an increase of $637,000 in payroll related expenses due to an increase in headcount in our technology and development teams. Weighted average headcount in these teams was 35 in 2005, compared to 25 in 2004. In addition, allocated expenses increased by $290,000 due to an increase in headcount in our technology and development teams. Research headcount is included in technology and development for purposes of allocating these expenses. We also experienced an increase of $218,000 in facilities expenses primarily due to the relocation of our research department to a previously idle floor in our corporate headquarters building, and an increase of $173,000 in software license fees due to new product requirements and growth in our overall headcount. These increases in operating expenses were partially offset by the capitalization of $113,000 in payroll related costs for the internal development of software.

General and Administrative. General and administrative expenses were $3.5 million, or 23.7% of revenue, and $3.3 million, or 24.9% of revenue, for the years ended December 31, 2005 and 2004, respectively, representing an increase of $232,000, or 7%. The increase is partially attributable to an increase in amortization of capitalized software costs of $136,000 as a result of the launch of Onvia Business Builder and the launch of other internally developed software during the year. We also experienced an increase of $99,000 in payroll related expenses in this group as a result of normal merit increases and a fractional increase in weighted average headcount in this group during 2005 compared to 2004. Business taxes increased $84,000 in 2005 as a result of the increase in revenue over the prior year, professional services increased $83,000 due primarily to an increase in legal fees incurred in defense of the faxing lawsuit, and training and strategic planning expenses increased $62,000 as a result of a new management training program and expenses associated with our new product launch. These increases were partially offset by a decrease of $143,000 in recruiting expenses and a decrease of $94,000 in insurance expenses. Recruiting fees were higher in 2004 because of searches to fill vacancies on our Board of Directors and retainer fees paid for other senior management positions. The Board of Directors vacancies were filled in 2004 and we did not incur these expenses in 2005 and a majority of the retainer fees for senior management searches were paid in 2004. The decrease in insurance expenses is due to a reduction in our directors and officers (D&O) insurance premiums. Our D&O policy renews in March each year and premiums were significantly higher in January and February of 2004.

Noncash Stock-Based Compensation. We have elected to account for our employee and director stock-based awards under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation is recorded as the excess, if any, of the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In January 2005, Onvia’s Savings and Retirement Plan (the Retirement Plan) was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. Matching contributions will be made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. Stock compensation associated with this match was approximately $70,000 in 2005, and was calculated based on the average closing price of $4.98 during 2005.

We recorded $84,000 and $10,000 of noncash stock-based compensation expense for the years ended December 31, 2005 and 2004, respectively.

Idle Lease Charges. During the year ended December 31, 2005, we recorded net restructuring charges of $1.2 million, compared to $916,000 for the year ended December 31, 2004. Restructuring charges recorded during 2005 and 2004 related entirely to contractual obligations and operating expenses on our lease arrangements and estimated broker fees associated with the assumed sublease of our idle office space.

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2005 by type (in thousands):

	Accruals at December 31, 2003	2004 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2004
Real estate and other exit costs	$9,061	$916	$(2,526)	$7,451

	Accruals at December 31, 2004	2005 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2005
Real estate and other exit costs	$7,451	$1,228	$(2,141)	$6,538

Refer to the discussion under “Lease Obligations” above for a discussion of the additional restructuring charges recorded in 2005 and 2004.

The remaining $6.5 million restructuring liability is expected to be paid through 2010.

Other Income, Net. Net other income was $742,000 and $493,000 for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 is primarily attributable to an increase in short term interest rates compared to 2004. The increase in 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer.

Net Loss, Net Loss per Share and Other Comprehensive Loss. Net loss increased by 77% to $6.9 million for the year ended December 31, 2005, or $0.89 per share, compared with a loss of $3.9 million, or $0.51 per share, for the year ended December 31, 2004. The increase is primarily attributable to the increase in costs of revenues and operating costs as a result of the implementation of our growth strategy in 2005 discussed above combined with an increase in our idle lease accrual as discussed above. Other comprehensive loss was $6.9 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively. Other comprehensive gain of $8,000 in 2005 and other comprehensive loss of $31,000 in 2004 represent unrealized gains and losses, respectively, on available-for-sale investments.

Provision for Income Taxes. We have incurred net operating losses from March 25, 1997 (inception) through December 31, 2005, and therefore have not recorded a provision for income taxes. At December 31, 2005 and 2004, we had net operating loss carryforwards for tax purposes of $246.9 million and $236.3 million, respectively. These loss carryforwards are available to reduce future taxable income and expire at various dates beginning in 2006 through 2025. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Comparison of Years Ended December 31, 2004 and 2003

Revenue and Cost of Revenue. Revenue increased 31% to $13.1 million for the year ended December 31, 2004, compared to $10.0 million for the year ended December 31, 2003. The increase in revenue in 2004 compared to 2003 was primarily attributable to increasing the ACVC through the addition of premium products and the activities of our enterprise sales group, while also increasing our customer base.

Costs of revenues were $1.6 million for the year ended December 31, 2004, compared to $1.2 million for the year ended December 31, 2003, an increase of $466,000, or 40%. Costs of revenues increased primarily due to an increase of $328,000 in payroll related expenses as a result of an increase in headcount in our research team, which increased to 35 as of December 31, 2004, compared to 25 as of December 31, 2003. The headcount increase resulted from increased information requirements for new product introductions. In addition, we saw an increase of $152,000 in third party content fees as a result of new agreements to supplement our content for new product introductions.

Sales and Marketing. Sales and marketing expenses were $9.0 million, or 69.1% of revenue, and $8.9 million, or 89.1% of revenue, for the years ended December 31, 2004 and 2003, respectively, representing an increase of $138,000, or 2%, in 2004. The decrease as a percentage of revenue is due to flat overall expenses compared to a 31% increase in revenue in the comparable periods. Although overall expenses for the comparable periods were relatively flat, we did see an increase in payroll related expenses of $967,000 in 2004 compared to 2003 as a result of an increase in headcount on our customer acquisition and account management teams, and an increase in commission expense as a result of increased sales in 2004 compared to 2003. Headcount was increased to 15 employees on our customer acquisition team at December 31, 2004, compared to 9 at December 31, 2003, to increase new customer revenue and to leverage the broader market appeal of our new product offerings. Headcount was increased to 15 employees on our account management team at December 31, 2004, compared to 11 at December 31, 2003, to increase customer satisfaction within our growing existing customer base. We also saw an increase of $223,000 in marketing expenses primarily related to a one-time market research campaign performed in 2004, and an increase of $97,000 in travel related expenses as a result of increased travel by our enterprise sales team and our agency services team compared to the prior year. These increases were offset by a decrease of $1.1 million in stock-based compensation and other allocated expenses, which include depreciation, amortization and facilities related expenses. Depreciation expenses decreased significantly in 2004 compared to 2003 due to a number of assets becoming fully depreciated during 2003 and 2004. In addition to the decrease in allocated expenses, we saw a decrease of $46,000 in consulting expenses.

Technology and Development. Technology and development expenses were $2.6 million, or 20.1% of revenue, and $3.0 million, or 30.4% of revenue, for the years ended December 31, 2004 and 2003, respectively, representing a decrease of $417,000, or 14%. The decrease in total and as a percentage of revenue was primarily attributable to a reduction of $379,000 in allocated expenses and stock-based compensation.

General and Administrative. General and administrative expenses were $3.3 million, or 24.9% of revenue, and $3.4 million, or 34.5% of revenue, for the years ended December 31, 2004 and 2003, respectively, representing a decrease of $197,000, or 6%. The decrease as a percentage of revenue is due to flat overall expenses compared to a 31% increase in revenue in the comparable periods. Although overall expenses for the comparable periods were relatively flat, we did see increases in the following categories: $254,000 in recruiting fees related to fees paid to third party recruiting firms to fill vacant board and management positions; $244,000 in professional fees, primarily related to implementation of a new financial software package, and consulting fees incurred to assist us in complying with the requirements of the Sarbanes-Oxley Act of 2002; $194,000 in taxes and dues, primarily due to Delaware franchise taxes, which increased compared to 2003 because we recorded a franchise tax refund during 2003 resulting from a change in the tax calculation after our reverse stock split, which occurred in July 2002; $100,000 in marketing expenses; $97,000 in payroll related expenses due to salary increases and additional headcount; $73,000 in travel and entertainment expenses due to increased executive travel; and $66,000 in consulting expenses related to management training and recruiting, and independent board member compensation due to an increase in the number of independent board members in 2004. These increases were offset by a decrease of $573,000 in insurance expense due to a decline in our directors and officers insurance premiums, a decline of $451,000 in professional legal fees as a result of the merger and acquisition activities that took place in the last half of 2003, and which were terminated in the first quarter of 2004, and a decrease of $182,000 in stock-based compensation and other allocated expenses.

Noncash Stock-Based Compensation. We recorded $10,000 and $408,000 of net noncash stock-based compensation expense for the years ended December 31, 2004 and 2003, respectively. At December 31, 2003, unearned stock compensation was $2,000, and this amount had been fully amortized by the end of the first quarter of 2004.

Idle Lease Charges. During the year ended December 31, 2004, we recorded net restructuring charges of $916,000, compared to $2.0 million for the year ended December 31, 2003. Restructuring charges recorded during 2004 related entirely to contractual obligations and operating expenses on our lease arrangements and estimated broker fees associated with the assumed sublease of our idle office space.

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

Net Loss, Net Loss per Share and Other Comprehensive Loss. Net loss decreased by 51% to $3.9 million for the year ended December 31, 2004, or $0.51 per share, compared with a loss of $7.9 million, or $1.03 per share, for the year ended December 31, 2003. Other comprehensive loss for the year ended December 31, 2004 was $3.9 million. Other comprehensive loss of $31,000 for the year ended December 31, 2004 represents unrealized losses on available-for-sale investments. For the year ended December 31, 2003, other comprehensive loss equals net loss, because there were no unrealized gains or losses on our available-for-sale investments.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash, cash equivalents and short-term investments were $20.5 million at December 31, 2005, and our working capital was $11.1 million. From December 31, 2004 to December 31, 2005, our cash, cash equivalents and short-term investments decreased $7.4 million, primarily due to increased spending pursuant to our strategic plan to invest in the development of new products and recruitment of senior management. We also used approximately $2.1 million on net payments for our idle office space leases. We expect to see a decrease in cash used for our idle leased office space beginning in the first quarter of 2007, and we estimate that we will have our remaining idle space sublet by the end of the second quarter of 2007, although there can be no assurance that this will occur. Should it take longer to sublease the idle office space, or should the sublease rates be lower than our estimates, the reduction in our cash used for idle lease payments may be delayed or reduced.

We currently have no debt and, under current operating plans, do not expect to incur any debt in the near-term. We expect to begin generating positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, increasing our ACVC, and reducing our cash used for idle leased office space. Until such time as we begin generating positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.

We expect to increase revenue from current operations by increasing our ACVC and increasing the number of high-value clients through a combination of expansion of our product offering, growth in our sales team, and scheduled price increases. ACVC at December 31, 2005 was $767, compared to $678 at December 31, 2004, representing an increase of 13%. The increase over the previous year is attributable to sales of our new Onvia Business Builder product, which has a higher price-point than our entry-level Onvia Guide product.

Our contractual obligation on our real estate operating leases is approximately $11.2 million, not including operating expenses, at December 31, 2005. We have accrued approximately $6.5 million at December 31, 2005, which includes our contractual obligations on our idle leases, estimated operating expenses related to the idle space, estimated tenant incentives and estimated broker fees to sublease the space, assuming that we will be able to sublease this space in periods ranging from the first quarter of 2007 to the second quarter of 2007. While we anticipate that we will be able to sublease our idle space by the end of the second quarter of 2007, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

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

Operating Activities

Net cash used by operating activities was $6.6 million, $4.1 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in cash used in 2005 compared to 2004 is the result of an increase in cost of sales and operating expenses as a result of the strategic investment discussed above. Timing differences in the collection of accounts receivable and payments on accounts payable also contributed to the increase in cash used. Cash used in operations was offset slightly by a moderate increase in deferred revenue.

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

Investing Activities

Net cash provided by investing activities was $12.8 and $2.4 million for the years ended December 31, 2005 and 2004, respectively, compared to cash used by investing activities of $12.6 million for the year ended December 31, 2003.

The increase in net cash provided by investing activities in 2005 compared to 2004 is primarily due to an increase in maturities of investments compared to the prior year due to timing of investment maturity dates. Increases in maturities were partially offset by an increase in purchases of new investments, and increases in the purchase of property and equipment and additions to internally developed software as a result of new product development and deployment pursuant to our strategic plan discussed above. The change to net cash provided by investing activities in 2004 compared to net cash used in investing activities in 2003 is due primarily to an increase in the sale and maturity of short and long-term investments in 2004 compared to 2003.

Financing Activities

Net cash provided by financing activities was $181,000, $307,000 and $33,000 for the years ended December 31, 2005, 2004 and 2003, respectively. All cash provided by financing activities in 2005, 2004 and 2003 relates to the exercise of stock options and purchases of stock under our employee stock purchase plan.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, we will begin to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 using the modified prospective method in the first quarter of 2006. We expect to continue using the Black-Scholes valuation model in determining the fair value of share-based payments. For pro forma footnote disclosure purposes, we recognized our share-based compensation costs using the accelerated recognition method as permitted by SFAS No. 123 and we expect to continue using the accelerated method to recognize the cost for new and existing equity awards over the requisite service period subsequent to adoption of this Statement. We are continuing to evaluate the requirements of SFAS No. 123R, and based on an estimate of unvested stock options that have been issued through December 31, 2005, and planned future option grants as of December 31, 2005, we currently expect to record compensation expense of approximately $1.3 million, or approximately $0.16 per share, during 2006 as a result of adoption of this Statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt at December 31, 2005 and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Our investment portfolio may consist of a combination of money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Auction rate securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments, because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. We invest primarily in (U.S. denominated only): commercial paper issued by U.S. corporations; direct obligations of the U.S. government; municipal securities; auction rate securities issued by U.S. financial institutions; bankers acceptances and/or certificates of deposit; and money market funds fully invested in direct obligations of the U.S. government. U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. As of December 31, 2005, we consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are currently denominated in U.S. currency. A portion of our net operating losses (NOLs) are denominated in Canadian dollars. We have recorded a full valuation allowance for the net deferred tax asset associated with theses NOLs, because realization of the future tax benefit is not currently likely; therefore, we believe our foreign currency risk exposure associated with these NOLs is insignificant.

Equity Price Risk

We do not own any significant equity instruments and we do not currently have plans to raise additional capital in the equity markets; therefore, our equity price risk is insignificant.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Onvia, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

March 29, 2006

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,086,693	$5,718,025
Short-term investments, available-for-sale	8,453,574	22,225,579
Accounts receivable, net of allowance for doubtful accounts of $44,397 and $62,917	789,725	611,193
Prepaid expenses and other current assets	937,905	1,075,143
Security deposits, current portion	230,548	—

Total current assets	22,498,445	29,629,940

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $3,805,351 and $3,169,608	1,929,810	2,165,952
Security deposits, net of current portion	3,500,000	3,739,768
Other assets, net	707,217	493,873

Total long term assets	6,137,027	6,399,593

TOTAL ASSETS	$28,635,472	$36,029,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$827,719	$936,631
Accrued expenses	1,152,980	774,476
Idle lease accrual, current portion	3,350,109	2,750,639
Unearned revenue, current portion	6,100,799	6,089,939
Deferred rent, current portion	3,677	—

Total current liabilities	11,435,284	10,551,685

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	3,187,626	4,700,723
Unearned revenue, net of current portion	159,833	—
Deferred rent, net of current portion	218,791	205,746

Total long term liabilities	3,566,250	4,906,469

TOTAL LIABILITIES	15,001,534	15,458,154

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,836,110 and 7,822,727 shares issued and outstanding	784	782
Treasury stock, at cost: 45,000 and no shares	(220,950)	—
Additional paid in capital	347,749,246	347,553,684
Accumulated other comprehensive loss	(23,022)	(30,686)
Accumulated deficit	(333,872,120)	(326,952,401)

Total stockholders’ equity	13,633,938	20,571,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,635,472	$36,029,533

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenue:
Subscription	$12,961,473	$11,488,533	$8,615,167
Content license	1,546,447	1,285,061	1,083,696
Other	205,951	302,426	292,350

Total revenue	14,713,871	13,076,020	9,991,213
Cost of revenue	3,281,070	1,642,241	1,176,268

Gross margin	11,432,801	11,433,779	8,814,945

Operating expenses:
Sales and marketing	10,498,220	9,037,395	8,899,812
Technology and development	3,884,926	2,622,055	3,039,077
General and administrative	3,483,135	3,251,522	3,448,682
Idle lease expense	1,228,160	915,637	2,020,548

Total operating expenses	19,094,441	15,826,609	17,408,119

Loss from operations	(7,661,640)	(4,392,830)	(8,593,174)

Other income:
Interest and other income, net	741,921	492,768	680,341

Net loss	$(6,919,719)	$(3,900,062)	$(7,912,833)

Unrealized gain / (loss) on available-for-sale investments	7,664	(30,686)	—

Other comprehensive loss	$(6,912,055)	$(3,930,748)	$(7,912,833)

Basic and diluted net loss per common share	$(0.89)	$(0.51)	$(1.03)

Basic and diluted weighted average shares outstanding	7,813,996	7,720,198	7,678,485

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,919,719)	$(3,900,062)	$(7,912,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832,368	666,134	1,933,927
Loss / (gain) on sale of property and equipment	5,911	(7,758)	(42,002)
Noncash stock-based compensation	84,239	9,593	407,852
Change in certain assets and liabilities:
Accounts receivable	(178,532)	(268,016)	(45,154)
Prepaid expenses and other current assets	(83,712)	(323,001)	36,163
Other assets	193,900	(37,906)	(118,720)
Accounts payable	(108,912)	275,175	(157,634)
Accrued expenses	308,609	56,755	(285,450)
Deferred rent	16,721	29,665	62,321
Payments on idle lease accrual, net of sublease income	(2,141,787)	(2,525,586)	(3,145,958)
Additions to idle lease accrual	1,228,160	915,637	2,020,548
Unearned revenue	170,693	1,025,812	1,646,509

Net cash used in operating activities	(6,592,061)	(4,083,558)	(5,600,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(436,401)	(540,250)	(410,263)
Proceeds from sales of property and equipment	7,479	7,673	42,050
Sales of investments	12,825,000	14,650,000	4,000,000
Maturities of investments	34,860,174	11,110,688	3,868,992
Purchases of investments	(33,905,505)	(22,711,465)	(19,773,026)
Acquisition of intangible assets	—	—	(100,000)
Additions to internally developed software	(571,239)	(100,045)	(183,603)

Net cash provided by / (used in) investing activities	12,779,508	2,416,601	(12,555,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from purchases under employee stock purchase plan and exercise of stock options	181,221	307,466	32,524

Net cash provided by financing activities	181,221	307,466	32,524

Net increase / (decrease) in cash and cash equivalents	6,368,668	(1,359,491)	(18,123,757)
Cash and cash equivalents, beginning of period	5,718,025	7,077,516	25,201,273

Cash and cash equivalents, end of period	$12,086,693	$5,718,025	$7,077,516

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (gain) / loss on available-for-sale investments	$(7,664)	$30,686	$—
Treasury stock acquired as settlement of note receivable	220,950	—	—
Accrual of 401K matching contribution in Onvia stock	69,895	—	—

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Onvia, Inc. common stock		Treasury stock		Additional paid in capital	Accumulated other comprehensive loss	Unearned compensation	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2002	7,668,508	$767	—	$—	$347,206,083	$—	$(409,820)	$(315,139,506)	$31,657,524

Exercise of stock options	9,838	1			20,142				20,143
Purchases under Employee Stock Purchase Plan	3,868				12,382				12,382
Amortization of unearned compensation on stock options							407,852		407,852
Net loss	—	—	—	—	—	—	—	(7,912,833)	(7,912,833)

BALANCE, December 31, 2003	7,682,214	768	—	—	347,238,607	—	(1,968)	(323,052,339)	24,185,068

Exercise of stock options	130,137	13			275,319				275,332
Purchases under Employee Stock Purchase Plan	10,376	1			32,133				32,134
Amortization of unearned compensation on stock options							1,968		1,968
Noncash stock-based compensation					7,625				7,625
Unrealized loss on available-for-sale investments						(30,686)			(30,686)
Net loss	—	—	—	—	—	—	—	(3,900,062)	(3,900,062)

BALANCE, December 31, 2004	7,822,727	782	—	—	347,553,684	(30,686)	—	(326,952,401)	20,571,379

Exercise of stock options	42,434	4			122,521				122,525
Purchases under Employee Stock Purchase Plan	15,949	2			58,693				58,695
Treasury stock acquired as settlement of note receivable	(45,000)	(4)	45,000	(220,950)	4		—		(220,950)
Noncash stock-based compensation					14,344				14,344
Unrealized gain on available-for-sale investments						7,664			7,664
Net loss	—	—	—	—	—	—	—	(6,919,719)	(6,919,719)

BALANCE, December 31, 2005	7,836,110	$784	45,000	$(220,950)	$347,749,246	$(23,022)	$—	$(333,872,120)	$13,633,938

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Note 1:	Summary of Significant Accounting Policies

Basis of consolidation: Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in any of the fiscal years ending December 31, 2005, 2004 or 2003.

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

Short-term and long-term investments: Onvia’s investment portfolio is classified as available-for-sale and is segregated between short-term investments and long-term investments based on the remaining term of the instrument. Except for auction rate securities, we classify investments with remaining maturities of more than three months and less than one year as short-term investments, and investments with remaining maturities of more than one year as long term investments. Although auction rate securities have long-term stated maturities, these securities were classified as short-term investments at December 31, 2004, because management’s intention was to liquidate these instruments, if needed, on their stated auction dates, which are typically less than one year. We do not hold any auction rate securities at December 31, 2005. Long term investments are limited to original maturities of no more than thirteen months. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia invests primarily in a combination of (U.S. denominated only): commercial paper issued by U.S. corporations; municipal securities; direct obligations of the U.S. government; auction rate securities issued by U.S. financial institutions; and bankers acceptances and/or certificates of deposit. U.S. government and agency securities are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. Interest earned on these securities is included in Interest and other income. Realized gains and losses on investments during the years ended December 31, 2005, 2004 and 2003 were immaterial. Available-for-sale securities are carried at fair value based on quoted market prices, and any unrealized gain or loss on the securities is included in stockholders equity and reported in other comprehensive income. The cost of securities sold is calculated using the specific identification method.

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

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

method over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

Security deposits: Security deposits are required pursuant to the lease obligations for our current corporate headquarters and our former corporate headquarters. We are required to maintain a deposit in the amount of $3.5 million through the remaining term of our lease on our current corporate headquarters building, which runs through March 2010. We are required to maintain a deposit in the amount of $50,000 on our contractual obligation for our former corporate headquarters in Seattle, which runs through August 2006. Also, according to the terms of the sublease agreement for our former corporate headquarters, we are required to maintain a deposit of $181,000 through the term of the sublease, which also runs through August 2006.

Other assets: Other assets consist of the following at December 31:

	2005	2004
Internally developed software	$1,217,704	$646,465
Intangible assets	100,000	100,000
Long-term portion of prepaid software licenses	77,890	262,569
Accumulated amortization of internally developed software	(603,169)	(458,378)
Accumulated amortization of intangible assets	(85,208)	(56,783)

	$707,217	$493,873

Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $571,239, $100,045 and $183,603 in internally developed software costs during the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized software costs are amortized on a straight-line basis over the lesser of 3 years or their expected economic lives. Amortization related to capitalized software was $144,791, $80,597 and $107,387 for the years ended December 31, 2005, 2004 and 2003, respectively.

Intangible assets: Onvia capitalized $100,000 related to the purchase of clients from a third party in the year ended December 31, 2003. The entire net amount is included in other assets at December 31, 2005 and 2004. The intangible asset is being amortized over the expected economic life of three years. Management has reviewed the asset for impairment and does not believe that the asset is impaired. Amortization related to the intangible asset was $28,425, $42,454 and $14,329 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization of the intangible asset in 2006 is $14,792.

Revenue recognition: Our revenues are primarily generated from client subscriptions and content licenses. Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our subscription clients. Content licenses are generally multi-year agreements and are typically invoiced on a monthly or quarterly basis. Subscription fees and content licenses are recognized ratably over the term of the agreement. Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date. We also generate revenue from fees charged for document download services and list rental services.

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

Treasury stock: We account for treasury stock using the cost method. As of December 31, 2005, we held 45,000 shares of treasury stock with a cost basis of $220,950. The shares were acquired as settlement of a note receivable from our former Chief Strategy Officer in April 2005. See Note 6 for a discussion of the terms of this settlement.

Stock-based compensation: We have elected to account for our employee and director stock-based awards and purchases under our employee stock purchase plan (ESPP) under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, stock compensation is recorded as the excess, if any, of the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts are amortized on an accelerated basis over the vesting period of the option, typically four or five years. Our ESPP is a non-compensatory plan under the provisions of APB Opinion No. 25, therefore, we do not record stock compensation expense for purchases under that plan. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In accordance with SFAS No. 123, for pro-forma disclosure the fair value of each employee and director option grant is estimated on the date of grant using the Black-Scholes fair value option-pricing model assuming the following weighted average assumptions:

	2005	2004	2003
Average risk free rate	4.06%	3.67%	3.28%
Volatility	51%	54%	114%
Dividends	$0	$0	$0
Expected life (in years)	6.8	6.8	6.5

In accordance with SFAS No. 123, the fair value of each employee purchase under our ESPP is estimated on the first day of each purchase period using the Black-Scholes fair value option-pricing model assuming the following weighted average assumptions:

	2005	2004	2003
Average risk free rate	3.81%	2.53%	1.85%
Volatility	35%	48%	57%
Dividends	$0	$0	$0
Expected life (in years)	0.5	0.9	1.6

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Had we determined compensation expense based on the fair value of the option at the grant date for all stock options issued to employees and directors and the fair value of employee purchases under our ESPP, our net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:

	2005	2004	2003
Net loss:
As reported	$(6,919,719)	$(3,900,062)	$(7,912,833)
Add: Stock-based compensation included in reported net income	84,239	9,593	407,852
Deduct: Stock-based compensation determined under fair-value based method	(1,661,484)	(757,577)	(1,713,794)

Pro forma	$(8,496,964)	$(4,648,046)	$(9,218,775)

Net loss per share:
As reported – basic and diluted	$(0.89)	$(0.51)	$(1.03)
Pro forma – basic and diluted	$(1.09)	$(0.60)	$(1.20)

In December 2004 the Financial Accounting Standards Board (FASB) released SFAS No. 123R, Share-Based Payment. We will be required to adopt the provisions of SFAS No. 123R beginning January 1, 2006. Upon adoption of this Statement, we will begin recognizing the calculated fair value of all new option grants, as well as the value of existing grants that vest subsequent to adoption, through operations.

Comprehensive loss: Comprehensive loss is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Comprehensive loss for Onvia consists of unrealized gains and losses on our available-for-sale investments.

Net loss per share: Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including contingently issuable shares for which all necessary conditions have been satisfied. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2005, 2004 and 2003, 2,161,341, 1,900,320 and 1,061,279 shares, respectively, which relate to options and warrants have been excluded from the computation of diluted net loss per share as their effects would be antidilutive.

New accounting pronouncements: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised Statement, we will begin to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 using the modified prospective method. We expect to continue using the Black-Scholes valuation model in determining the fair value of share-based payments. For pro forma footnote disclosure purposes, we recognized our share-based compensation costs using the accelerated recognition method as permitted by SFAS No. 123 and we expect to continue using the accelerated method to recognize the cost for new and existing equity awards over the requisite service period subsequent to adoption of this Statement. We are continuing to evaluate the requirements of SFAS No. 123R, but we expect that adoption of this Statement will have a material impact on our operating expenses and results of operations. The total expense in 2006 and beyond will depend on several variables, including the

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

number of share-based awards granted, the calculated fair value of those awards, and the vesting period of those awards.

Note 2:	Short-term and Long-term Investments

The following table summarizes, by major security type, short-term and long-term investments classified as available-for-sale at December 31, 2005 and 2004, stated at fair market value (in thousands):

	December 31, 2005				December 31, 2004
	(in thousands)
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Auction rate securities	$—	$—	$—	$—	$12,825	$—	$—	$12,825
Municipal bonds	2,303	—	(8)	2,295	1,027	—	(6)	1,021
US government obligations	6,171	—	(12)	6,159	8,400	—	(20)	8,380

	$8,474	$—	$(20)	$8,454	$22,252	$—	$(26)	$22,226

Maturity information is as follows for investments classified as available-for-sale at December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Within one year	$8,474	$—	$(20)	$8,454

Note 3:	Property and Equipment

Property and equipment consists of the following at December 31:

	2005	2004
Computer equipment	$1,766,592	$1,394,881
Software	794,191	745,150
Furniture and fixtures	522,738	522,738
Leasehold improvements	2,651,640	2,672,791

	5,735,161	5,335,560
Less accumulated depreciation	(3,805,351)	(3,169,608)

	$1,929,810	$2,165,952

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4:	Income Taxes

At December 31, 2005, 2004 and 2003, we had tax net operating loss carryforwards of $246,946,368, $236,298,630 and $229,741,362, respectively, which may be used to offset future taxable income. These carryforwards expire at various dates beginning in 2006 through 2025. The utilization of the net operating loss is subject to annual limitations due to ownership changes of stock in prior years. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock-based compensation	0.0	(2.8)	(8.7)
Nondeductible goodwill	(0.1)	(0.1)	(0.2)
Other	(1.1)	0.6	0.1
Change in valuation allowance	35.2	36.3	42.8

	0.0%	0.0%	0.0%

Onvia’s net deferred tax assets, calculated by applying the United States federal statutory income tax rate of 34% to total deferrals, consist of the following at December 31:

	2005	2004
Net operating loss carryforwards	$83,961,767	$80,341,535
Prepaid expenses and other assets currently deductible	(216,250)	(264,131)
Accrued expenses not currently deductible	2,485,998	2,788,296
Property, plant and equipment due to different depreciation for tax purposes	1,466,970	1,704,595

Net deferred tax assets	87,698,485	84,570,295
Less: Valuation allowance	(87,698,485)	(84,570,295)

Net deferred tax asset	$—	$—

We have recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the realization is not more likely than not.

Note 5:	Idle lease accrual

We currently have approximately 47,000 square feet of idle office space in our current corporate headquarters building in Seattle, Washington as a result of the closure of our business-to-business exchange in 2001. We are actively pursuing opportunities to sublease this idle space and, based on information currently available, management estimates that it will take until the first quarter of 2007 before we are able to begin subleasing this space.

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

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At December 31, 2005, the total accrual for idle lease costs, as discussed below, was $6.5 million. Management is continually evaluating the reasonableness of our accrual based on current market conditions and other information available at the time of our analysis, and we make adjustments to our accrual when circumstances suggest that our previous estimates should be updated.

During 2005, management made updates to our idle lease accrual based on market information available at the time. In the second quarter of 2005, we increased our accrual by $519,000 and in the fourth quarter of 2005 we increased our accrual by an additional $709,000. In the second quarter management extended the estimated time in which we felt we could sublease the idle space based upon activity up to that time. In addition, management changed the estimated sublease rates based on current market rates. Based on information available at the time of the second quarter adjustment, management believed that we would have the idle space sublet by the end of 2006. Based on market information currently available, management does not believe that it is probable that we will have this space sublet by the end of 2006 as previously estimated. As a result, we have extended the estimated timeline for subleasing this idle space from the end of 2006 to periodic dates beginning in the first quarter of 2007 through the second quarter of 2007, and we have increased the estimated market rates based on current market information, resulting in an additional accrual of $709,000. Total idle lease charges during the years ended December 31, 2005, 2004 and 2003 were $1.2 million, $916,000, and $2.0 million, respectively. We anticipate that our accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet by the second quarter of 2007 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease terms expire on dates ranging from 2006 through 2010. The total obligation for office space under lease, inclusive of the lease payments included in our $6.5 million accrual, is approximately $11.2 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued.

The following table displays a rollforward of the idle lease accrual through December 31, 2005 (in thousands):

	Accruals at December 31, 2002	2003 Charges	Paid, Net of Sublease Income	Accruals at December 31, 2003
Real estate and other exit costs	$10,111	$2,021	$(3,071)	$9,061
Employee separation costs	76	—	(76)	—

	$10,187	$2,021	$(3,147)	$9,061

	Accruals at December 31, 2003	2004 Charges	Amounts Paid, Net of Sublease Income	Accruals at December 31, 2004
Real estate and other exit costs	$9,061	$916	$(2,526)	$7,451

	Accruals at December 31,	2005 Charges	Amounts Paid, Net of Sublease	Accruals at December 31,
Real estate and other exit costs	$7,451	$1,228	$(2,141)	$6,538

Accrued idle lease costs at December 31, 2005 are intended to cover our remaining contractual obligations and estimated operating expenses on lease arrangements for our idle office space through the remainder of the lease obligations, as well as our estimate of broker fees and tenant incentives associated with subleasing our idle space, assuming that we will be able to sublease the space at estimated current market rates, which are below our contractually obligated rates, by the second quarter of 2007.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Subsequent Event

On February 7, 2006, we executed a non-binding letter of intent to sublease approximately 25,500 square feet of idle space in our current corporate headquarters. The potential subtenant subsequently requested a longer lease term than we have remaining on our existing master lease; therefore, the sublease negotiations have extended and now include our landlord. Management believes that the addition of a third party in the negotiations has added additional risk to the likelihood of executing a sublease. We believe that if we are unsuccessful in executing this sublease that it will take us longer than previously estimated to sublease our idle space. While it is still possible that a sublease will be executed; at this time management does not feel that it is probable that negotiations will result in a sublease. Therefore, we recorded an additional accrual of approximately $709,000 in the fourth quarter of 2005 to recognize the additional time it may take to find a sublessee, partially offset by an improvement in current market rates due to the strengthening of the real estate market in Seattle.

Note 6:	Management Agreements and Related Party Transactions

In February 2000 we received a non-recourse promissory note from Kristin McLaughlin, our then current Chief Strategy Officer, in the amount of $100,000, collateralized by 10,000 shares of Onvia’s common stock. In April 2000 we received another promissory note from Ms. McLaughlin in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. Both promissory notes carried interest at 6% per annum. Principal and interest were due in April 2005. The balance of this note at December 31, 2004 was approximately $271,000 and was included in Prepaid expenses and other current assets.

In April 2005, we accepted the 45,000 collateralized shares as settlement for the notes receivable from Ms. McLaughlin. The settlement agreement stipulated that Onvia could accept the collateralized shares in full satisfaction of the non-recourse note: (1) at any time between February 22, 2005, the date of the agreement, and April 10, 2005, the due date of the note (“the term”), if the closing price of Onvia’s stock closed at a price at which the fair market value of the collateralized shares was equivalent to, or greater than, the balance of the note; or (2) on April 11, 2005 at the closing price on that date if Onvia’s stock failed to close at a price equal to or greater than the balance of the note during the term. Onvia’s stock did not close at a price at which the FMV of the collateralized shares was equal to or greater than the balance of the note during the term; therefore, we accepted the collateralized shares on April 11, 2005 in full satisfaction of the note. The closing price of Onvia common stock on April 11, 2005 was $4.91, and the balance of the note was $271,280. Onvia recorded a loss on the settlement of the note equivalent to the shortfall of $50,330 and the loss is included in Interest and other income on our consolidated statement of operations for the year ended December 31, 2005.

Note 7:	Commitments and Contingencies

Operating leases: Onvia has noncancellable operating leases for our current and former office space. The leases expire in years ranging from 2006 to 2010. We have subleased certain office space at current market rates, which are lower than our rental obligations.

Total rent expense was $2,146,380, $1,686,806 and $2,780,283 for the years ended December 31, 2005, 2004 and 2003, respectively. Of the total rent expense for the years ended December 31, 2005, 2004 and 2003, $1,228,160, $915,637 and $2,020,548, respectively, relates to idle lease costs associated with Onvia’s idle office space (Note 5).

In January 2005, Onvia entered into a noncancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Leases	Other Operating Leases	Total Operating Leases
2006	$2,798,234	$20,367	$2,818,601
2007	2,507,041	20,367	2,527,408
2008	2,575,637	20,367	2,596,004
2009	2,655,358	18,670	2,674,028
2010	668,861	—	668,861
Thereafter	—	—	—

	$11,205,131	$79,771	$11,284,902

Future required payments under real estate operating leases shown above have not been reduced by future receipts under sublease contracts in the following amounts for the years ending December 31:

Sublease Income on Operating Leases
2006	$365,376
2007	—
2008	—
2009	—
2010	—
Thereafter	—

$365,376

Purchase obligations: Onvia has noncancellable purchase obligations for software licenses, third party content agreements and telecom contracts. The agreements expire in periods ranging from 2006 to 2007.

Future required payments under these non-cancellable agreement are as follows for the years ending December 31:

Purchase Obligations
2006	$400,419
2007	156,639
2008	—
2009	—
2010	—
Thereafter	—

$557,058

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

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Legal proceedings: Onvia is a party to a consolidated securities class action suit filed in 2001. A final settlement agreement in this suit has been negotiated and was preliminarily approved by the United States District Court for the Southern District of New York in February 2005, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $129,000 for attorneys’ fees in defense of this suit as of December 31, 2005. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the $129,000 in attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy. The fairness hearing for final approval of the settlement is scheduled for April 24, 2006.

In February 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. We send facsimiles to clients with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. We believe that we have strong defenses and are defending against this lawsuit aggressively. In October 2005, the court granted Onvia’s motion for partial summary judgment, eliminating plaintiff’s claim for injunctive relief and thereby making it more difficult for plaintiffs to certify a class action status. On February 6, 2006, the plaintiff filed a motion for class action certification. The hearing on the motion for class certification will be held on May 26, 2006.

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

Note 8:	Stock Options

In February 1999, Onvia adopted a combined stock option plan (the 1999 Plan) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The options expire 10 years after the date of grant. The options vest in increments over time, but typically have either a four or five year vesting schedule. The total number of shares reserved for issuance under the 1999 Plan, including annual increases through December 31, 2005 as discussed below, total 3,039,550 shares. In January 2006, Onvia’s Board of Directors voted to eliminate the “evergreen clause” in the 1999 Plan, which called for automatic increases in the number of shares available for issuance under the 1999 Plan by the lesser of: 320,000 shares; 4% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year; or a lesser number of shares as determined by the Board of Directors. Elimination of the

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

evergreen clause is effective after the January 1, 2006 increase. The increase in the number of shares reserved for issuance under this provision on January 1, 2005 and 2006 was 312,795 and 200,000 shares, respectively. Any future increases in the number of shares available for issuance under this plan will require stockholder approval. There were 92,667 shares available for issuance under the 1999 Plan as of December 31, 2005, not including the 200,000 shares made available for issuance on January 1, 2005.

The following table illustrates the number of grants made under the 1999 Plan at prices less than, equal to and greater than the fair market value (FMV) at the date of grant for the periods specified:

	Years ended December 31,
	2005	2004	2003
Granted below FMV on date of grant	2,500	6,000	—
Granted at FMV on date of grant	134,000	235,000	496,950
Granted above FMV on date of grant	328,500	855,000	—

	465,000	1,096,000	496,950

The shares granted below FMV in both 2004 and 2005 were granted to consultants. The options granted to consultants in 2005 vest in full one year from the date of grant and expire 10 years after the date of grant and the options granted to consultants in 2004 vest in full two years from the date of grant and also expire 10 years after the date of grant. The options granted to consultants are accounted for under the provisions of SFAS No. 123, and we recorded $14,344 and $7,625 in non-cash stock-based compensation for these grants in the periods ending December 31, 2005 and 2004, respectively.

Effective March 1, 2000, Onvia adopted a Directors’ Stock Option Plan (the Directors’ Plan), which authorizes the grant of 60,000 shares of nonqualified stock options to members of the board. Initially, 4,000 shares were granted to all members of the board on March 1, 2000, and thereafter, grants are made to each eligible board member on the date such person is first elected or appointed as a board member. At each annual stockholders meeting, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person has been a board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant, has a term of ten years and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life and an exercise price equal to the closing price on the date of grant. The options terminate when the board member no longer continues to serve as a director of Onvia. For the years ended December 31, 2005, 2004 and 2003, 6,000, 18,000 and 4,000 shares, respectively, were granted to directors under the Directors’ Plan with weighted average exercise prices of $4.12, $4.90 and $3.43 per share, respectively. All option grants under this plan during the years ended December 31, 2005, 2004 and 2003 were granted at the fair market value on the date of grant.

In addition to the annual grants under the Directors’ Plan, each board member that is an independent, non-employee director will receive an initial grant of 18,750 options under the 1999 Plan upon their appointment to the board, and an annual grant of 5,000 options under the 1999 Plan upon the director’s anniversary date as an independent director. During 2004 the Board of Directors passed a resolution to grant an additional 15,000 shares under the 1999 Plan upon each independent director’s fifth anniversary as an independent director. The shares granted on the director’s fifth anniversary are granted at an exercise price $2.50 above the fair market value on the date of grant. In 2005, 2004 and 2003, 30,000, 122,500 and 5,000 options were granted to independent directors under the 1999 Plan at the fair market value on the date of grant, with weighted average exercise prices of $5.06, $4.18 and $4.05, respectively. During 2004 there were 15,000 options granted at $2.50 above the fair market value on the date of grant, with a weighted average exercise price of $8.47.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock options to employees and directors are approved by the Board of Directors generally with four-year or five-year vesting schedules. Options granted to consultants of Onvia are approved by the Board of Directors with varying vesting schedules of up to four years. Stock options expire 10 years after the date of grant.

The following table summarizes stock option activity for all option plans for the years ending December 31:

	Options Outstanding	Weighted Average Exercise Price
Total options outstanding at December 31, 2002	606,489	$13.02
Options granted	500,950	2.74
Options exercised	(9,838)	2.00
Options forfeited and cancelled	(119,546)	8.49

Total options outstanding at December 31, 2003	978,055	$8.42
Options granted	1,114,000	8.17
Options exercised	(130,137)	2.12
Options forfeited and cancelled	(137,641)	17.11

Total options outstanding at December 31, 2004	1,824,277	$8.07
Options granted	471,000	6.89
Options exercised	(42,434)	2.70
Options forfeited and cancelled	(141,443)	7.76

Total options outstanding at December 31, 2005	2,111,400	$7.94

Options exercisable at December 31, 2003	486,746	$11.98
Options exercisable at December 31, 2004	552,270	$9.64
Options exercisable at December 31, 2005	844,726	$8.39

The weighted average fair value of options granted during 2005, 2004 and 2003 was $2.51, $2.95 and $2.74 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price
$0.01 – $2.11	92,545	6.49	$1.48	78,064	6.07	$1.60
2.50 – 2.60	184,333	6.99	2.55	126,494	6.95	2.55
2.66 – 2.66	303,379	4.62	2.66	303,379	4.62	2.66
2.70 – 5.05	217,808	8.43	4.40	76,752	7.79	4.00
5.10 – 6.95	249,308	9.14	5.69	36,099	8.06	5.38
7.10 – 7.50	224,000	8.97	7.48	45,498	8.91	7.50
7.95 – 9.10	212,300	9.28	8.36	20,713	8.61	8.25
10.00 – 10.00	600,000	8.91	10.00	130,000	8.91	10.00
11.10 – 47.35	6,102	4.83	22.14	6,102	4.83	22.14
$50.48 – $286.10	21,625	4.23	156.59	21,625	4.23	156.59

	2,111,400	7.98	$7.94	844,726	6.52	$8.39

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Effective May 2000, we adopted the 2000 Employee Stock Purchase Plan (ESPP), and initially reserved 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP is increased by the lesser of 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. During each of the years ended December 31, 2005, 2004 and 2003, 60,000 shares were added to the shares reserved for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. The Plan purchases shares on a semi-annual basis. There were 15,949, 10,376 and 5,734 shares purchased under the ESPP during fiscal 2005, 2004 and 2003 at an average price of $3.68, $3.10 and $2.16 per share, respectively. At December 31, 2005, there were 305,350 shares available for purchase under the ESPP, not including the 60,000 shares added on January 1, 2006.

Note 9:	Employee Retirement Plan

Effective March 1, 2000, we adopted a Savings and Retirement Plan (the Retirement Plan). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. Contributions by Onvia are at the discretion of the Board of Directors. No Onvia contributions were made to the Retirement Plan in the years ended December 31, 2004 or 2003.

In January 2005, the Retirement Plan was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. Matching contributions will be made in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution. In February 2006, we transferred 12,631 shares from treasury stock into the Retirement Plan to match 2005 employee contributions. We recorded $69,895 in non-cash stock-based compensation in 2005 related to this match.

Note 10:	Stockholders’ Equity

Authorized shares: At December 31, 2005, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share. Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Warrants to purchase Series A preferred stock: During 1999, we issued warrants to purchase up to 116,531 shares of Series A preferred stock at $9.00 per share in conjunction with our subordinated debt financing. These warrants were exercisable immediately upon grant and expire 10 years after the date of grant. None of these warrants were exercised during the years ended December 31, 2005, 2004 or 2003. As of December 31, 2005, 49,941 of these warrants are still outstanding, all of which would be eligible for the cash distribution of $3.90 per share approved by our Board of Directors in March 2002 if they were exercised in the future. We have not recorded a liability for the potential future distributions, because the exercise price of all eligible warrants exceeds $3.90 per share. The maximum future distribution upon exercise of these warrants is approximately $195,000.

Warrants to purchase common stock: In conjunction with prior years’ acquisitions, we assumed all outstanding warrants as part of the transactions and issued 120,283 warrants to former warrant holders at exercise prices ranging from $1.25 to $213.14 per share. During the years ended December 31, 2005 and 2004, 26,102 and 7,175 of these warrants expired unexercised, respectively. As of December 31, 2005, all of these warrants had expired unexercised.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11:	Supplemental Cash Flow Information

There was no cash paid for interest or income taxes in the years ended December 31, 2005, 2004 and 2003.

Selected Quarterly Financial Information

The following tables summarize the quarterly financial data for the two years ended December 31, 2005:

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(unaudited)
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Other Comprehensive Loss Data:
Revenue	$3,650	$3,706	$3,684	$3,674
Gross margin	2,982	2,922	2,775	2,754
Noncash stock-based compensation	19	23	23	19
Idle lease charges (1)	—	519	—	709
Total operating expenses	4,127	4,538	4,502	5,927
Loss from operations	(1,145)	(1,616)	(1,727)	(3,174)
Net loss	(1,045)	(1,427)	(1,513)	(2,935)
Unrealized (loss)/gain on available-for-sale investments	(18)	25	3	(2)
Other comprehensive loss	(1,063)	(1,402)	(1,510)	(2,937)
Basic and diluted net loss per common share	$(0.13)	$(0.18)	$(0.19)	$(0.39)

Basic and diluted weighted average shares outstanding	7,827	7,837	7,847	7,830

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(unaudited)
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Other Comprehensive Loss Data:
Revenue	$3,058	$3,212	$3,334	$3,472
Gross margin	2,692	2,842	2,931	2,969
Noncash stock-based compensation	2	—	2	6
Idle lease charges (1)	—	—	—	916
Total operating expenses	3,702	3,712	3,681	4,732
Loss from operations	(1,010)	(870)	(750)	(1,763)
Net loss	(925)	(732)	(612)	(1,631)
Unrealized (loss)/gain on available-for-sale investments	—	(21)	8	(18)
Other comprehensive loss	(925)	(753)	(604)	(1,649)
Basic and diluted net loss per common share	$(0.12)	$(0.10)	$(0.08)	$(0.21)

Basic and diluted weighted average shares outstanding	7,688	7,706	7,723	7,763

(1)	Refer to the discussion of “Significant Accounting Policies and Management Estimates” under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on idle lease charges.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors” and “Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2006. Information regarding the Company’s executive officers is set forth in the Proxy Statement under the caption “Executive Officers.”

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedule:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2003	$37,413	$33,500	$25,017	$45,896
Year Ended December 31, 2004	45,896	44,108	27,087	62,917
Year Ended December 31, 2005	62,917	27,705	46,225	44,397

(1)	Uncollectible accounts written off, net of recoveries.

Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

3.	EXHIBITS

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(i).1 to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 12, 2004)

3.2	Bylaws of Onvia (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.1	Form of Onvia’s Common Stock Certificate (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2	Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1*	Amended and Restated 1999 Stock Option Plan

10.2*	Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

Number	Description

10.3	Mercer Yale Building Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated as of February 8, 2000 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005)

10.5*	2000 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6*	2000 Directors’ Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.7*	Third amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2002)

10.8*	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

10.9*	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 2006.

ONVIA, INC.
By:	/s/ MICHAEL D. PICKETT
Michael D. Pickett
Chairman of the Board, Chief Executive Officer and President

By:	/s/ CAMERON S. WAY
Cameron S. Way
Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. PICKETT Michael D. Pickett	Chairman of the Board, Chief Executive Officer and President	March 31, 2006

/s/ CAMERON S. WAY Cameron S. Way	Chief Accounting Officer	March 31, 2006

/s/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 31, 2006

/s/ JAMES L. BRILL James L. Brill	Director	March 31, 2006

/s/ ROBERT G. BROWN Robert G. Brown	Director	March 31, 2006

/s/ ROGER L. FELDMAN Roger L. Feldman	Director	March 31, 2006

/s/ D. VAN SKILLING D. Van Skilling	Director	March 31, 2006

/s/ STEVEN D. SMITH Steven D. Smith	Director	March 31, 2006