Form 10-Q
period 2006-03-31
ONVIA INC
filed 2006-05-09
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐             Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Common stock, par value $.0001 per share: 7,872,293 shares outstanding as of April 30, 2006.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ONVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,431	$12,087
Short-term investments, available-for-sale	9,785	8,454
Accounts receivable, net of allowance for doubtful accounts of $56 and $44	716	789
Prepaid expenses and other current assets	1,221	937
Security deposits, current portion	231	231

Total current assets	21,384	22,498
LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $4,010 and $3,805	1,995	1,930
Security deposits, net of current portion	3,500	3,500
Other assets, net	732	707

Total long term assets	6,227	6,137

TOTAL ASSETS	$27,611	$28,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$674	$827
Accrued expenses	1,017	1,153
Idle lease accrual, current portion	3,200	3,350
Unearned revenue, current portion	7,259	6,101
Deferred rent, current portion	11	4

Total current liabilities	12,161	11,435
LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	2,804	3,187
Unearned revenue, net of current portion	458	160
Deferred rent, net of current portion	216	219

Total long term liabilities	3,478	3,566

TOTAL LIABILITIES	15,639	15,001

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,871,989 and 7,836,110 shares issued and outstanding	1	1
Treasury stock, at cost: 32,369 and 45,000 shares	(159)	(221)
Additional paid in capital	348,124	347,749
Accumulated other comprehensive loss	(23)	(23)
Accumulated deficit	(335,971)	(333,872)

Total stockholders’ equity	11,972	13,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,611	$28,635

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share data)
Revenue
Subscription	$3,329	$3,256
Content license	499	326
Other	61	68

Total revenue	3,889	3,650
Cost of revenue (including non-cash stock-based compensation of $6 and $0)	931	668

Gross margin	2,958	2,982

Operating expenses:
Sales and marketing (including non-cash stock-based compensation of $134 and $0)	3,148	2,355
Technology and development (including non-cash stock-based compensation of $27 and $0)	938	950
General and administrative (including non-cash stock-based compensation of $169 and $19)	1,182	822

Total operating expenses	5,268	4,127

Loss from operations	(2,310)	(1,145)
Other income, net	211	100

Net loss	$(2,099)	$(1,045)

Unrealized loss on available-for-sale securities	—	(18)

Other comprehensive loss	$(2,099)	$(1,063)

Basic and diluted net loss per common share	$(0.27)	$(0.13)

Basic and diluted weighted average shares outstanding	7,852	7,827

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,099)	$(1,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	186
Non-cash stock-based compensation	336	19
Change in certain assets and liabilities:
Accounts receivable	73	122
Prepaid expenses and other current assets	(284)	(130)
Other assets	22	45
Accounts payable	(153)	(586)
Accrued expenses	(99)	40
Payments on idle lease accrual, net of sublease income	(533)	(556)
Unearned revenue	1,456	423
Deferred rent	4	4

Net cash used in operating activities	(1,013)	(1,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(278)	(89)
Proceeds from sales of property and equipment	5	2
Additions to internally developed software	(102)	(81)
Purchases of investments	(5,502)	(8,926)
Sales of investments	—	12,825
Maturities of investments	4,171	2,998

Net cash (used in) / provided by investing activities	(1,706)	6,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	63	28

Net cash provided by financing activities	63	28

Net (decrease) / increase in cash and cash equivalents	(2,656)	5,279
Cash and cash equivalents, beginning of period	12,087	5,718

Cash and cash equivalents, end of period	$9,431	$10,997

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$—	$(18)
Issuance of treasury stock for 401K matching contribution	(62)	—

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as “Onvia” or “the Company.” There was no business activity in the subsidiary in the three month periods ended March 31, 2006 or 2005. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

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

3.	Stock-Based Compensation and Stock Option Activity

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, (FAS 123R) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148 (FAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under Financial Accounting Standards Board (FASB) Interpretation No.28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

We adopted FAS 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date, and for the unvested portion of share-based payments granted prior to the effective date. Our consolidated financial statements for the first quarter of 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized in our consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123, and compensation expense for the stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with FAS 123R.

Stock-Based Benefit Plans

1999 Stock Option Plan

In February 1999, Onvia adopted a stock option plan (the 1999 Plan) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The options expire 10 years after the date of grant. The options vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter. The number of shares reserved for issuance under this plan was increased by 200,000 shares on January 1, 2006 pursuant to an automatic evergreen provision in the 1999 Plan. Subsequent to the 200,000 share increase in January 2006, the Board of Directors eliminated the automatic evergreen provision. As such, there will no longer be any automatic increases to the stock option pool under the 1999 Plan. Future increases must be approved by the stockholders. The total number of shares reserved for issuance under the 1999 Plan as of March 31, 2006 was 3,239,550 shares.

2000 Directors’ Stock Option Plan

In March 2000, Onvia adopted a Directors’ Stock Option Plan (the Directors’ Plan), which authorizes the grant of 60,000 shares of nonqualified stock options to members of the board of directors. Grants are made to each eligible board member on the date such person is first elected or appointed as a board member. At each annual stockholders’ meeting, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person has been a board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant, has a term of ten years and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life and an exercise price equal to the closing price on the date of grant. The options terminate when the board member no longer continues to serve as a director of Onvia.

Employee Stock Purchase Plan

In May 2000, we adopted the 2000 Employee Stock Purchase Plan (ESPP), and initially reserved 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP is increased by the lesser of 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. On January 1, 2006, 60,000 shares were added to the shares reserved for issuance under the ESPP. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of FAS 123R and the fair value of purchases under the ESPP will be recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis. The total number of shares reserved for issuance under the ESPP as of March 31, 2006 was 420,000 shares.

Impact of the Adoption of FAS 123R

The impact on our results of operations of recording stock-based compensation for the three month period ended March 31, 2006 was as follows (in thousands):

Three Months Ended March 31, 2006
Cost of Sales	$6
Sales and Marketing	134
Technology and Development	27
General and Administrative	169

Total stock-based compensation	$336

No compensation cost was capitalized during the three months ended March 31, 2006 or 2005.

Since we are in a net loss position as of March 31, 2006 and have a full valuation allowance for our deferred tax assets, there was no impact to our cash flow related to excess tax benefits associated with the adoption of FAS 123R.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The fair value of each employee purchase under our ESPP is estimated on the first day of each purchase period using the Black-Scholes option-pricing model. Purchase periods begin on May 1 and November 1 of each year. No purchase periods began during the three months ended March 31, 2006 or 2005.

The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.07%	4.06%
Expected volatility	54%	52%
Dividends	0%	0%
Expected life (in years)	5.3	8.1

Risk-Free Interest Rate

The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility

FAS 123R requires us to estimate expected volatility over the expected term of the options granted. Management does not believe that our historical volatility for periods prior to July 2002 is representative of future expected volatility due to significant changes in our business model and market liquidity. In 2001, we changed from a business-to-business exchange to a business-to- government model, which significantly lowered our revenues and expenses. In addition, in July 2002, we implemented a one for ten reverse stock split, which significantly reduced the liquidity of our stock. Therefore, we have used our historical volatility, excluding historical volatility prior to July 2002, in arriving at estimated volatility for current option grants. We compared our calculated volatility, using historical experience subsequent to July 2002, with the historical volatility of similar companies for periods equal to the expected term of new option grants, and believe that our limited history offers a reasonable approximation of our expected future volatility. Prior to adoption of FAS 123R, our expected volatility was also based on historical volatility, excluding periods prior to July 2002.

Dividends

Management does not currently intend to pay dividends; therefore, this assumption is set at 0%.

Expected Life

Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Our historical experience is limited, because we do not have complete life-cycle information on any of our options; therefore, management was required to estimate future exercise and cancellation behavior, generally by assuming that remaining shares would be exercised or cancelled ratably over their remaining contractual term, adjusted for certain expectations of future employee behavior. We examined the behavior patterns separately for groups of employees that have similar historical experience.

Stock Option Activity

The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Total options outstanding at December 31, 2005	2,111,400	$7.94
Options granted	85,000	6.36
Options exercised	(23,287)	2.67		$67
Options forfeited and cancelled	(43,547)	9.50

Total options outstanding at March 31, 2006	2,129,566	$7.90	7.82	$2,451

Options exercisable at March 31, 2006	893,847	$8.25	6.43	$1,964

(1)	Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock of $6.00 at March 31, 2006 for options that were in-the-money at March 31, 2006. The number of in-the-money options outstanding and exercisable at March 31, 2006 was 974,631 and 626,559, respectively.

As of March 31, 2006, there was approximately $1.9 million of unrecognized compensation cost related to unvested stock options and estimated purchases under our ESPP. That cost is expected to be recognized over a weighted average period of 2.75 years.

The weighted average grant date fair value of options granted during the three month periods ended March 31, 2006 and 2005 was $2.03 and $3.05, respectively.

Pro-Forma Information for Periods Prior to Adoption of FAS 123R

Prior to the adoption of FAS 123R, we elected to account for our employee and director stock-based awards and purchases under our ESPP under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and we provided the pro-forma disclosures required under FAS 123, as amended by FAS 148. Accordingly, employee stock-based compensation expense was not reflected in our results of operations because all of our employee and director grants were granted at or above the fair market value of our common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred.

Pro-forma information for the three months ended March 31, 2005 is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss:
As reported	$(1,045)
Add: Stock-based compensation included in reported net loss	19
Deduct: Stock-based compensation determined under fair-value based method	(392)

Pro forma net loss	$(1,418)

Net loss per share:
As reported - basic and diluted	$(0.13)
Pro forma - basic and diluted	$(0.18)

4.	Net Loss per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of March 31, 2006 and 2005, stock options and warrants totaling 2,179,507 and 1,982,570 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

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

At March 31, 2006, the total accrual for idle lease costs, as discussed below, was $6.0 million. Management is continually evaluating the reasonableness of our accrual based on current market conditions and other information available at the time of our analysis, and we make adjustments to our accrual when circumstances suggest that our previous estimates should be updated. We anticipate that our current accrual will cover our remaining contractual obligations, assuming that we will have the idle space sublet in periodic dates ranging from January 2007 through April 2007 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. The lease on our current corporate headquarters expires in March 2010. The total obligation for office space under lease, inclusive of the lease payments included in our $6.0 million accrual, is approximately $10.5 million. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued.

In February 2006, we executed a non-binding letter of intent with a potential subtenant to sublease approximately 25,500 square feet of our idle office space; however, the prospect entered into negotiations with our landlord for a long-term lease and the prospect and our landlord were unable to reach an agreement on the terms of a long-term lease. It now appears unlikely that we will reach a sublease agreement with this prospect.

The following table displays a rollforward of the idle lease accrual through March 31, 2006 (in thousands):

	Accrual at December 31, 2005	Amounts Paid	Additional Accrual	Accrual at March 31, 2006
Idle lease accrual	$6,537	(533)	—	$6,004

The idle lease accrual consists of required minimum lease payments on our idle leased office space, estimated operating expenses for our idle space, estimated broker fees, and estimated tenant incentives. The minimum lease payments and operating expenses are expected to be paid through 2010. Broker fees and tenant incentives, of which approximately $1.4 million is included in the $6.0 million accrual, are expected to be paid in 2006 and 2007. Management continues to evaluate these estimates on a quarterly basis.

6.	Other Assets

Other assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Internally developed software	$1,320	$1,217
Intangible assets	100	100
Long-term portion of prepaid software licenses	56	78
Accumulated amortization of internally developed software	(655)	(603)
Accumulated amortization of intangible assets	(89)	(85)

	$732	$707

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Payroll and related liabilities	$870	$931
Income and other taxes payable	59	62
Accrued professional fees	88	160

	$1,017	$1,153

8.	Other Income, net

Net other income consists of the following (in thousands):

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest income	$228	$170
Loss on promissory note	—	(50)
Line of credit fees	(18)	(18)
Other	1	(2)

	$211	$100

9.	New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on our consolidated financial position and results of operations.

10.	Commitments and Contingencies

Operating Leases

Onvia has noncancellable operating leases for our current and former office space. The leases expire in years ranging from 2006 to 2010. We have subleased certain office space at current market rates, which are lower than our rental obligations.

In January 2005, Onvia entered into a noncancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

As of March 31, 2006, remaining future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Leases	Other Operating Leases	Total Operating Leases
2006	$2,069	$15	$2,084
2007	2,507	20	2,527
2008	2,576	20	2,596
2009	2,655	19	2,674
2010	669	—	669
Thereafter	—	—	—

	$10,476	$74	$10,550

Remaining future required payments under real estate operating leases shown above have not been reduced by future receipts under sublease contracts in the following amounts for the years ending December 31 as of March 31, 2006:

Sublease Income on Operating Leases
2006	$228
2007	—
2008	—
2009	—
2010	—
Thereafter	—

$228

Purchase Obligations

Onvia has noncancellable purchase obligations for software licenses, third party content agreements and telecom contracts. The agreements expire in periods ranging from 2006 to 2007.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase Obligations
2006	$194
2007	157
2008	—
2009	—
2010	—
Thereafter	—

$351

Employment Agreements

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

Legal Proceedings

Onvia is a party to a consolidated securities class action suit filed in 2001. A final settlement agreement in this suit has been negotiated and was preliminarily approved by the United States District Court for the Southern District of New York in February 2005, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $130,000 for attorneys’ fees in defense of this suit as of March 31, 2006. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the $130,000 in attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy. At the hearing for final settlement approval on April 24, 2006, the court postponed its final ruling due to an unexpected $425 million settlement by defendant JP Morgan with the plaintiffs. The court has not yet rescheduled a date for the final settlement approval.

In February 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. We send facsimiles to clients with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. On March 3, 2006, we received a settlement offer from the plaintiff, which proposed to release us from any liability if we assigned our claims under our commercial liability insurance policy to the plaintiff and proposed certified class.

Subsequent Event

On April 28, 2006, the parties negotiated a settlement agreement at mediation on the faxing lawsuit. The settlement releases us from all liability in exchange for Onvia assigning our $5 million commercial liability insurance policy to the plaintiff and proposed certified class.

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

We have incurred net operating losses since our inception through March 31, 2006, and therefore have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements for many reasons, including, but not limited to, the factors described under “Part II - Item 1A - Risk Factors” and elsewhere in this report, and under the heading “Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

Onvia is a primary research company and a leading provider of business intelligence to business professionals about actionable public sector revenue opportunities. Compiled over the last ten years, Onvia’s proprietary database of comprehensive, historical and real-time information provides businesses with insight and intelligence on relevant public sector revenue opportunities. Our database provides information on over 2.7 million procurement records from across 71,000 government agencies representing 292,000 buyers and connecting to over 181,000 companies nationwide, and thousands of records are added to our database each day. Information in our database has been collected, formatted and classified by our in-house team of researchers and third party providers so that clients are able to quickly find and analyze information relevant to their businesses.

Since 2001, Onvia’s strategy has been to provide business professionals with critical knowledge to explore and research opportunities and win new business by offering comprehensive, timely and standardized information on government procurement opportunities. In 2005, we significantly enhanced the accessibility of the unique information contained in our database with the introduction of Onvia Business Builder. Our business intelligence is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Prior to the release of Onvia Business Builder, data integration at this level was only available to large companies with the resources to perform the research themselves, or companies that could afford to hire outside firms to perform the research for them. Advances in technology, broad use of the Internet by government agencies, and the diligent work of our research team to collect and classify this information have enabled Onvia to make the same high-value sales intelligence affordable for businesses of all sizes. Our database is made available to our clients via our online analysis tools, Onvia Business Builder and Onvia Navigator, or a daily email notification, The Onvia Guide. We plan to continue to expand our database and enhance the usability and features of our client interface over the next several years.

In April 2006, we launched Onvia Navigator, an online search tool allowing customized searches on our government business intelligence database providing clients with self-directed access to our proprietary database of government procurement information.

Our revenues are currently generated from two main business channels: client subscriptions and content licenses. Contracts for our subscription based services are typically prepaid, typically have a minimum term of one year and revenues are recognized ratably over the term of the subscription. Subscriptions are priced based upon the geographic range, nature of content purchased and, in certain products, number of users.

Revenue from content licenses is generated from customers who resell Onvia’s business intelligence data to their customers. Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis. Revenue from content license agreements is recognized ratably over the term of the agreement, and these agreements generally have a higher annual contract value than our subscription based services. We also generate revenue from fees charged for document download services and list rental services, and these fees are recognized upon delivery of the service.

In 2005 we hired new senior management in our sales departments and they have implemented a new sales methodology that is focused on acquisition of high value clients. As a result of this change, we discontinued our low value county level product and began migrating our county clients into higher valued offerings. We expect this new targeted sales approach to reduce the number of county clients, while increasing annual contract value. At March 31, 2006, county clients represent approximately 40% of our total client base, but only 3% of our annual contract value, compared to 45% of our total client base and 4% of our annual contract value at March 31, 2005.

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

Onvia’s comprehensive database, which includes information on over 2.7 million contracting opportunities nationwide compiled over the last ten years, contains much of this information on both a historical and real-time basis and we add thousands of records to our database each day. Much of the information in our database is linked, so companies can quickly research information relevant to a particular project in one centralized location. With the introduction of Onvia Navigator in April 2006, clients can now perform customized searches on the information contained in our database to quickly focus on specific information on any number of variables, such as publication date, geographic location and contract value, among others.

Products and Services

Our products and services provide access to our proprietary database of project specific information and provide clients specialized tools for analyzing information relevant to their business. We expect to continue to enhance our services and develop new services that make use of our comprehensive database to meet the needs of our existing clients as well as potential new categories of clients.

We leverage technology, tools and business processes to research, classify and publish actionable public sector opportunities from public and private sources. Through an automated process, we link related records within our database, prequalify business opportunities for our clients based upon the client’s profile, and distribute the information in a timely manner, generally within 24 hours of their public release. A client can further research an opportunity by accessing our proprietary database using Onvia Business Builder. Our database contains information on the largest industry verticals, including:

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

Our suite of information services is branded and marketed to our customers as described below:

Onvia’s Solutions for Business Suppliers

Onvia Navigator

In April 2006, we launched our database search tool, Onvia Navigator. Onvia Navigator allows user driven access to our proprietary database, which currently contains 2.7 million categorized and linked procurement records, across 71,000 purchasing offices, representing 292,000 buyers, and connecting more than 181,000 companies. Onvia Navigator enables users to focus their research in many ways, including by procurement types, settlement dates, contract locations, agencies, and contract values. Once the desired results are identified using Onvia Navigator, clients can employ Onvia Business Builder to provide detailed information on the search results.

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

Overall Summary of Operations and Financial Position

In the fourth quarter of 2005, we introduced four new operating metrics to provide a means to evaluate our business in a method consistent with other businesses in the information industry. Performance on these metrics in the first quarter of 2006 was as follows:

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products and replaces our legacy metric of clients and enterprise licensees. The number of clients metric excludes enterprise licensees, because, at this time, number of seat licenses alone is not a reliable measure of value. At March 31, 2006 we had approximately 16,400 clients, down 11% from approximately 18,400 at March 31, 2005. This decline in the number of clients is primarily the result of the discontinuation of our low value county products as discussed earlier. During the first quarter of 2006, we discontinued service to 1,500 county clients who did not upgrade their service and we expect the number of county clients to continue to decrease over the next few quarters. County clients represent only 3% of our annual contract value as of March 31, 2006.

Annual Contract Value

Annual contract value (ACV) is the aggregate annual subscription value of our entire client base. Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients into new and higher valued products. At March 31, 2006, annual contract value was $14.2 million, up 12% compared to $12.7 million at March 31, 2005.

Annual Contract Value per Client

Annual contract value per client (ACVC) is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. At March 31, 2006, ACVC was $869, compared to $691 at March 31, 2005, an increase of 26%.

Quarterly Contract Value per Client

Quarterly contract value per client (QCVC) represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client. In the first quarter of 2006, QCVC was $1,112, an increase of 24% compared to $897 in the fourth quarter of 2005, and an increase of 64% compared to $678 in the first quarter of 2005.

In the first quarter of 2006, we increased revenue 7% to $3.9 million, compared to $3.7 million in the same period in 2005. Cost of revenue increased 39% to $931,000, compared to $668,000 in the first quarter of 2005. The increase in cost of revenue is the result of an increase in headcount in our research department, and in third party content to supplement new product introductions. Operating expenses increased 28% to $5.3 million in the first quarter of 2006, compared to $4.1 million in the same period in 2005, and net loss increased 101% to $2.1 million, compared to $1.0 million in the first quarter of 2006 and 2005, respectively. Unearned revenue increased to $7.7 million at March 31, 2006, up from $6.3 million at December 31, 2005. In anticipation of a price increase announced in April 2006, a number of clients, primarily with expiration dates within the second quarter of 2006, renewed their subscriptions early, which contributed to this increase along with the increase in ACV discussed above.

We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, (FAS 123R) in the first quarter of 2006. As a result of the adoption of this Statement, we recorded $336,000 in stock-based compensation expense in the quarter, compared to $19,000 of stock-based compensation expense in the first quarter of 2005. The increase in cost of revenue, operating expenses and net loss was planned and is primarily related to increases in content costs to support our new database products, increases in our sales force, and the adoption of FAS 123R as discussed above.

As of March 31, 2006, we have approximately $19.2 million in cash, cash equivalents and short-term investments, and no debt. Working capital at March 31, 2006 was approximately $9.2 million.

Seasonality

Our customer acquisition business is subject to some seasonal fluctuations. The third quarter is generally our slowest quarter for customer acquisition. The construction industry is our single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes customer acquisition to decline compared to the remaining quarters in the year. For this reason, it may not be possible to compare the performance of our business quarter to consecutive quarter, and our quarterly results should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three months Ended March 31, 2006 Compared to the Three months Ended March 31, 2005

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2006 increased 7% to $3.9 million, compared to $3.7 million for the three months ended March 31, 2005. Revenue increased as a result of an increase in our ACVC. We believe this increase in ACVC was driven primarily by the early adoption of Onvia Business Builder and Onvia Navigator, which have higher price-points than our Onvia Guide product. In the first quarter of 2006, 21% of our sales included Onvia Business Builder, up from 11% in the fourth quarter of 2005, which contributed to a 24% increase over the prior quarter in QCVC as discussed above.

Costs of revenues were $931,000 and $668,000 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $263,000, or 39%, in the first quarter of 2006. Our costs of revenues primarily represent payroll-related expenses associated with the publishing of our daily bid notification service and third party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $253,000 in payroll and contract labor related expenses as a result of an increase in full time and temporary headcount and annual compensation increases on our research team. Weighted average headcount in our research team increased by 22 employees in the first quarter of 2006 compared to the same period in 2005. The headcount increases resulted from increased data requirements from new product introductions. We expect our cost of revenues to be relatively consistent with the first quarter for the balance of 2006.

Sales and Marketing

Sales and marketing expenses were $3.1 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $793,000, or 34%. Payroll-related expenses increased by $634,000 in the first quarter of 2006 compared to the same period in 2005, due to a planned increase in headcount across our sales and marketing teams. Weighted average headcount in our sales and marketing teams was 88 during the three months ended March 31, 2006, compared to 63 in the same period in 2005. We also saw an increases of $134,000 in stock-based compensation related to the adoption of FAS 123R in the first quarter of 2006, $89,000 in allocated expenses due to growth in headcount, $36,000 in telecom expenses primarily attributable to the increased use of web conferencing under our new sales methodology, and $22,000 in recruiting expenses associated with increased hiring. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments. These increases were partially offset by a decrease of $139,000 in marketing-related expenses as a result of the implementation of a new sales methodology that places less reliance on direct marketing than the sales methodology in effect during the first quarter of 2005.

Technology and Development

Technology and development expenses were $938,000 and $950,000 for the three months ended March 31, 2006 and 2005, respectively, representing a decrease of $12,000, or 1%. Software license and maintenance fees increased by $86,000 in the first quarter of 2006, compared to the first quarter of 2005, as a result of new software purchases associated with the introduction of new products and tools, and stock-based compensation increased by $27,000 as a result of the adoption of FAS 123R in the first quarter of 2006. These increases were offset by a decrease of $87,000 in payroll-related expenses due to a drop in weighted average headcount to 32 in the first quarter of 2006, compared to 33 in the first quarter of 2005. Allocated expenses in the technology and development department decreased by $47,000 as a result of a decrease in headcount in this department and growth in other departments.

General and Administrative

General and administrative expenses were $1.2 million and $822,000 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $360,000, or 44%. The increase was primarily attributable to an increase of $150,000 in stock-based compensation as a result of the adoption of FAS 123R in the first quarter of 2006. In addition, we saw an increase of $91,000 in professional fees, primarily attributable to an increase in legal fees in defense of the faxing suit discussed under Legal Proceedings, an increase of $56,000 in allocated and other expenses, and an increase of $27,000 in payroll-related expenses associated with normal performance based salary increases.

Noncash Stock-Based Compensation

We adopted FAS 123R using the modified prospective method beginning January 1, 2006. Accordingly, during the three month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and for stock-based awards granted after January 1, 2006, using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in pro-forma disclosures required by FAS 148. We recognize compensation expense for all grants using the accelerated amortization method under Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28).

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, therefore, stock-based compensation for the three month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures as well as expected future activity. The impact on our results of operations of recording stock-based compensation for the three month period ended March 31, 2006 was as follows (in thousands):

Three Months Ended March 31, 2006
Cost of Sales	$6
Sales and Marketing	134
Technology and Development	27
General and Administrative	169

Total stock-based compensation	$336

In January 2005, Onvia’s Savings and Retirement Plan (the Retirement Plan) was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to

6% of all eligible employee contributions. Matching contributions will be made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. During the first quarter of 2006, we transferred 12,631 shares from treasury stock associated with the matching contribution for 2005 employee contributions to the Retirement Plan. Stock compensation of $24,000 in the first quarter of 2006 associated with this match was estimated at March 31, 2006 based on employee contributions to the Retirement Plan during the three months ended March 31, 2006. Compensation expense associated with this match will be remeasured each quarter and will be amortized evenly over the fiscal plan year.

Other Income, Net

Net other income was $211,000 for the three months ended March 31, 2006, compared to $100,000 for the three months ended March 31, 2005. The increase is primarily attributable to an increase in short-term interest rates compared to the same period in 2005. Other income in the three months ended March 31, 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer.

Net Loss, Net Loss per Share and Other Comprehensive Loss

For the three months ended March 31, 2006, net loss increased $1.1 million, or 101%, to $2.1 million, compared to $1.0 million for the same period in 2005. The increase in net loss was planned and is primarily related to increases in content costs to support our new database products, increases in our sales force, and the adoption of FAS 123R as discussed above. On a per share basis, net losses were $0.27 and $0.13 for the three months ended March 31, 2006 and 2005, respectively. Other comprehensive loss was $2.1 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. Other comprehensive losses for the three month periods represent unrealized losses on available-for-sale securities.

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

Revenue Recognition

Subscription revenues are generally prepaid at the beginning of the annual subscription term. We also offer, on a limited basis, extended multi-year contracts to our clients. The subscription fee is recognized ratably over the term of the subscription. Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts whose terms extend into periods beyond the balance sheet date.

Content licenses are generally multi-year arrangements that are invoiced on a monthly or quarterly basis. Revenue from content licenses is recognized over the term of the agreement. Unbilled content licenses are not included in unearned revenue.

Lease Obligations

As a result of the closure of our business-to-business exchange in 2001, we have recorded charges to accrue rental payments on our idle office space leases through the remainder of the lease obligations in March 2010. We currently have approximately 47,000 square feet of idle office space in our current corporate headquarters building, and approximately 19,000 square feet in our former corporate headquarters, both in Seattle, Washington. The 19,000 square feet in our former corporate headquarters is currently under sublease by a third party through the remainder of our lease obligation in 2006. The lease on our current corporate headquarters runs through March 2010.

At March 31, 2006, the total accrual related to idle lease costs was approximately $6.0 million. Our total obligation for office space under lease, inclusive of the lease payments included in our $6.0 million accrual, is approximately $10.5 million. We anticipate that our existing accrual will be sufficient to cover our remaining contractual obligations, as well as our estimates for operating expenses, broker fees and tenant incentives for this idle space, assuming that we will have the space sublet in periods ranging from January 2007 through April 2007 at estimated current market rates, which are below our contractually obligated rates, through the remainder of the lease obligations. Should it take longer to sublease the excess office space or should the sublease amounts be lower than our estimates, the actual cost could exceed the amount currently accrued and we may be required to make an additional accrual.

In February 2006, we executed a non-binding letter of intent with a potential subtenant to sublease approximately 25,500 square feet of our idle office space; however, the prospect entered into negotiations with our landlord for a long-term lease and the prospect and our landlord were unable to reach an agreement on the terms of a long-term lease. It appears unlikely that we will reach a sublease agreement with this prospect.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148 (FAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (FIN 28). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted. Please refer to the discussion of valuation assumptions in Note 3 to the condensed consolidated financial statements for additional information on the estimation of these variables.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts and content license agreements once we have a signed agreement and amounts are billable under the contract. We do not record an asset for the unbilled or unearned portion of our enterprise contracts or content licenses. As of March 31, 2006, the unbilled portion of enterprise contracts and content licenses was approximately $4.1 million. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain clients may be affected.

Recent Events

On April 28, 2006, a settlement agreement was negotiated at mediation on our faxing lawsuit discussed under Item 1 of Part II of this report. The settlement releases us from all liability in exchange for Onvia assigning our $5 million commercial liability insurance policy to the plaintiff and proposed certified class.

Contractual Obligations

Future required payments under operating leases, excluding operating expenses, and other purchase obligations as of March 31, 2006 are as follows for the periods specified:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$10,476	$2,688	$7,788	$—	$—
Other operating lease obligations (1)	74	20	54	—	—
Purchase obligations (2)	351	194	157	—	—

Total	$10,901	$2,902	$7,999	$—	$—

(1)	Other operating lease obligations relate to office equipment leases.

(2)	Purchase obligations relate to installments for software licenses, third party content agreements and telecom contracts.

Future required payments under real estate operating lease obligations shown above have not been reduced by future receipts under sublease contracts in the following amounts for the periods specified:

	Receipts due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Sublease income on operating leases	$228	$228	$—	$—	$—

Provision for Income Taxes

Onvia has incurred net operating losses since inception through March 31, 2006, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash, cash equivalents and short-term investments were $19.2 million at March 31, 2006, and our working capital was $9.2 million. From December 31, 2005 to March 31, 2006, our cash, cash equivalents and short-term investments decreased $1.3 million, primarily due to planned increases in our sales force and the development of new products. We also used approximately $533,000 on net payments for our idle office space leases. We expect to see a decrease in cash used for our idle leased office space beginning in the third quarter of 2006 upon the expiration of our lease on our former corporate headquarters, and a further reduction beginning in the first quarter of 2007 when we expect to begin subleasing our current idle space. Upon initial signing of a sublease, we expect to have a cash outflow for broker fees and tenant incentives, of which approximately $1.4 million is included in our $6.0 million accrual. We estimate that we will have our remaining idle space sublet by April 2007, although there can be no assurance that this will occur. Should it take longer to sublease the idle office space, or should the sublease rates be lower than our estimates, the expected reduction in our cash used for idle lease payments may be delayed or diminished.

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

We expect to increase revenue from current operations by increasing our ACVC and increasing the number of high-value clients through a combination of expansion of our product offering, growth in our sales team, and scheduled price increases. ACVC at March 31, 2006 was $869, compared to $691 at March 31, 2005, representing an increase of 26%. The increase over the previous year is primarily attributable to sales of our new Onvia Business Builder product, which has a higher price-point than our entry-level Onvia Guide product.

Our contractual obligation on our real estate operating leases is approximately $10.5 million, not including operating expenses, at March 31, 2006. We have accrued approximately $6.0 million at March 31, 2006, which includes our contractual obligations on our idle leases, estimated operating expenses related to the idle space, estimated tenant incentives and estimated broker fees to sublease the space, assuming that we will be able to sublease this space in periods ranging from January 2007 to April 2007. While we anticipate that we will be able to sublease our idle space by April 2007, our ability to sublease or dispose of this space within our estimated timeline will also affect our future liquidity.

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

Operating Activities

Net cash used by operating activities was $1.0 million for the three months ended March 31, 2006, compared to $1.5 million in the same period in the prior year, representing a decrease in cash used of 31% in 2006. The decrease in net cash used was primarily attributable to an increase in cash collected for unearned revenue in 2006 compared to 2005, and a reduction in the payment of accounts payable related to timing of payments. These increases were partially offset by planned increases in operating expenses due to the implementation of our growth strategy related to additional headcount and new product introductions.

Investing Activities

Net cash used by investing activities was $1.7 million, compared to net cash provided by investing activities of $6.7 million for the three months ended March 31, 2006 and 2005, respectively. The change from net cash provided to net cash used is primarily due to a decrease in the sale of investments in 2006 compared to 2005, as well as an increase in new equipment purchases in 2006 compared to 2005.

Financing Activities

Net cash provided by financing activities was $63,000 in the three months ended March 31, 2006, compared to $28,000 in the same period in the prior year. Net cash provided by financing activities in both respective periods was entirely related to employee option exercises.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of March 31, 2006, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Our investment portfolio consists of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Auction rate securities generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments, because at pre-determined intervals, generally between 7 to 90 days of the purchase, there is a new auction process. We did not hold any auction rate securities at March 31, 2006 or December 31, 2005. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

Onvia is a party to a consolidated securities class action suit filed in 2001. A final settlement agreement in this suit has been negotiated and was preliminarily approved by the United States District Court for the Southern District of New York in February 2005, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $130,000 for attorneys’ fees in defense of this suit as of March 31, 2006. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the $130,000 in attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy. At the hearing for final settlement approval on April 24, 2006, the court postponed its final ruling due to an unexpected $425 million settlement by defendant JP Morgan with the plaintiffs. The court has not yet rescheduled a date for the final settlement approval.

In February 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. We send facsimiles to clients with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. On March 3, 2006, we received a settlement offer from the plaintiff, which proposed to release us from any liability if we assigned our claims under our commercial liability insurance policy to the plaintiff and proposed certified class. On April 28, 2006, a settlement agreement was negotiated at mediation for this lawsuit, which releases us from all liability under this suit. Refer to the Recent Events discussion above for additional information on this settlement

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of our business. Although we cannot predict the outcomes of these proceedings with certainty, management does not believe that the disposition of any known matters, or of the matters specifically discussed above, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

•	Risks related to our growth strategy

•	We may not be able to meet our projected renewal rates

•	The change in our sales methodology may not be successful and we may be required to increase our sales and marketing expenses in order to achieve our revenue goals

•	We may not achieve the desired improvements in new client acquisition and retention from the change in our sales methodology from a telemarketing organization to a consultative sales organization

•	We may not achieve our projections for adoption of our products by targeted enterprise clients

•	We may not achieve our projections for adoption of our Onvia Business Builder and Onvia Navigator products by new and existing clients

•	We may not be able to increase subscribership to our high value products

•	We may lose clients as a result of the discontinuation of our low value county product

•	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets

•	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

•	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties

•	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients

•	Intense competition could impede our ability to gain market share

•	Risks related to our new product strategy

•	We may fail to introduce new products that are broadly accepted by our clients, and there may be delays in the introduction of these tools and products

•	We have invested significant capital into the development of new products, such as Onvia Business Builder and Onvia Navigator, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

•	Our clients may be dissatisfied with the accuracy, coverage and timeliness of our content and performance of our new products

•	We may improperly price our new product offerings for broad client acceptance

•	We may overestimate the value of sales intelligence to companies doing business with the government

•	Our competitors may develop similar technologies that are more broadly accepted in the marketplace

•	Risks related to our ability to eliminate or reduce our idle lease obligations

•	Uncertainty in the commercial real estate market in Seattle, our open floor plan, the location of our offices and the remaining term on our lease may harm our chances of eliminating or reducing the monthly lease payments on our idle office space

•	Our estimates on the timing and terms of potential subleases on our idle leased office space may be inaccurate, which could have a negative impact on our future operating results and cash flows

•	Financial, economic and market risks

•	We have a limited operating history, making it difficult to evaluate our business and future prospects

•	We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the near term

•	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

•	We may require significant additional capital in the future, which may not be available on suitable terms, or at all

•	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control

•	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	Changes in accounting and reporting policies or practices, such as the adoption of FAS 123R, may affect our financial results or presentation of results, which may affect our stock price

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

•	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

•	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

•	Operational risks

•	Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

•	We may be unable to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business

•	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our business

•	We may be unable to effectively combat unauthorized redistribution of our published information

•	System failures could cause an interruption in the service of our network and impact our ability to compile information and deliver our product to our clients

•	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all

•	Increased blocking of our emails could negatively impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	Regulatory, judicial or legislative risks

•	Any settlement or claim awarded against Onvia in our ongoing litigation matters could negatively impact our operating results

•	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

•	If legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(i).1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 12, 2004)

3.2	Bylaws of Onvia (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001)

4.1	Form of Onvia’s Common Stock Certificate (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2	Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.1 from the Registrant’s Form 10-K, filed with the Securities and Exchange Commission on March 25, 2005)

10.2*	Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.3	Mercer Yale Building Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated February 8, 2000 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4*	Amended and Restated 1999 Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form 10-K dated March 31, 2006)

10.5*	2000 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6*	2000 Directors’ Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

Number	Description

10.7*	Third amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2002)

10.8*	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

10.9*	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

31.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

Date: May 9, 2006