Form 10-Q
period 2006-09-30
ONVIA INC
filed 2006-11-13
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock, par value $.0001 per share: 7,905,305 shares outstanding as of October 31, 2006.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ONVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited) (In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,904	$12,087
Short-term investments, available-for-sale	3,011	8,454
Accounts receivable, net of allowance for doubtful accounts of $49 and $44	892	789
Prepaid expenses and other current assets	877	937
Security deposits, current portion	231	231

Total current assets	18,915	22,498
LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $4,412 and $3,805	1,969	1,930
Security deposits, net of current portion	3,500	3,500
Other assets, net	763	707

Total long term assets	6,232	6,137

TOTAL ASSETS	$25,147	$28,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$654	$827
Accrued expenses	998	1,153
Idle lease accrual, current portion	3,003	3,350
Unearned revenue, current portion	7,918	6,101
Deferred rent, current portion	26	4

Total current liabilities	12,599	11,435
LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	1,679	3,187
Unearned revenue, net of current portion	404	160
Deferred rent, net of current portion	195	219

Total long term liabilities	2,278	3,566

TOTAL LIABILITIES	14,877	15,001
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,901,665 and 7,836,110 shares issued and outstanding	1	1
Treasury stock, at cost: 32,369 and 45,000 shares	(159)	(221)
Additional paid in capital	348,788	347,749
Accumulated other comprehensive loss	(2)	(23)
Accumulated deficit	(338,358)	(333,872)

Total stockholders’ equity	10,270	13,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,147	$28,635

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)
Revenue
Subscription	$3,671	$3,222	$10,467	$9,733
Content license	535	429	1,570	1,139
Other	59	33	177	167

Total revenue	4,265	3,684	12,214	11,039
Cost of revenue (including non-cash stock-based compensation of $7 and $20 in 2006, and $0 and $0 in 2005)	812	909	2,611	2,361

Gross margin	3,453	2,775	9,603	8,678
Operating expenses:
Sales and marketing (including non-cash stock-based compensation of $112 and $376 in 2006, and $0 and $0 in 2005)	2,846	2,667	8,812	7,214
Technology and development (including non-cash stock-based compensation of $24 and $78 in 2006, and $0 and $0 in 2005)	1,050	954	3,108	2,924
General and administrative (including non-cash stock-based compensation of $157 and $481 in 2006, and $22 and $65 in 2005)	889	881	3,109	2,509
Idle lease expense	(230)	—	(230)	519

Total operating expenses	4,555	4,502	14,799	13,166

Loss from operations	(1,102)	(1,727)	(5,196)	(4,488)
Other income, net	253	214	710	504

Net loss	$(849)	$(1,513)	$(4,486)	$(3,984)

Unrealized gain on available-for-sale securities	19	3	21	10

Comprehensive loss	$(830)	$(1,510)	$(4,465)	$(3,974)

Basic and diluted net loss per common share	$(0.11)	$(0.19)	$(0.57)	$(0.51)

Basic and diluted weighted average shares outstanding	7,898	7,847	7,878	7,837

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,486)	$(3,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	795	591
(Gain) / loss on sale of property and equipment	(2)	2
Non-cash stock-based compensation	955	65
Change in certain assets and liabilities:
Accounts receivable	(103)	20
Prepaid expenses and other current assets	60	123
Other assets	60	174
Accounts payable	(173)	(397)
Accrued expenses	(172)	17
Payments on idle lease accrual, net of sublease income	(1,625)	(1,597)
(Reduction of) / additions to idle lease accrual	(230)	519
Unearned revenue	2,061	57
Deferred rent	(2)	12

Net cash used in operating activities	(2,862)	(4,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(665)	(331)
Proceeds from sales of property and equipment	5	3
Additions to internally developed software	(287)	(469)
Purchases of investments	(13,592)	(31,922)
Sales of investments	—	12,825
Maturities of investments	19,056	32,365

Net cash provided by investing activities	4,517	12,471
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under employee stock purchase plan	162	118

Net cash provided by financing activities	162	118

Net increase in cash and cash equivalents	1,817	8,191
Cash and cash equivalents, beginning of period	12,087	5,718

Cash and cash equivalents, end of period	$13,904	$13,909

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(21)	$(10)
Issuance of treasury stock for 401K matching contribution	(62)	—

See accompanying notes to the condensed consolidated financial statements.

ONVIA, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as “Onvia” or “the Company.” There was no business activity in the subsidiary in the three and nine month periods ended September 30, 2006 or 2005. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from the Company’s estimates. In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

3.	Stock-Based Compensation and Stock Option Activity

On January 1, 2006, Onvia adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, (“FAS 123R”) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“FAS 148”). Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including employee class and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Onvia adopted FAS 123R using the modified prospective method. Under this transition method, our reported stock-based compensation expense includes: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123 using the Black-Scholes valuation model; and b) expense related to awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS 123R using the Black-Scholes valuation model. Onvia’s consolidated financial statements for the three and nine months ended September 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-Based Benefit Plans

1999 Stock Option Plan

In February 1999, Onvia adopted a stock option plan (the “1999 Plan”) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The options expire 10 years after the date of grant. The options vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter. The total number of shares authorized for future issuance under the 1999 Plan as of September 30, 2006 was 261,052 shares.

2000 Directors’ Stock Option Plan

In March 2000, Onvia adopted a Directors’ Stock Option Plan (the “Directors’ Plan”). Grants are made under this plan to each eligible board member on the date such person is first elected or appointed as a board member. At each annual stockholders’ meeting, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person has been a board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant, has a term of ten years and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life and an exercise price equal to the closing price on the date of grant. The total number of shares authorized for future issuance under the Directors’ Plan as of September 30, 2006 was 12,000 shares.

Employee Stock Purchase Plan

In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan (“ESPP”), and initially authorized 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of FAS 123R and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis. The total number of shares authorized for future issuance under the ESPP as of September 30, 2006 was 354,626 shares.

Impact of the Adoption of FAS 123R

The impact on Onvia’s results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$7	$20
Sales and marketing	112	376
Technology and development	24	78
General and administrative	157	481

Total stock-based compensation	$300	$955

Since Onvia is in a net loss position as of September 30, 2006 and has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the adoption of FAS 123R.

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.

The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.67%	4.08%	4.51%	4.07%
Expected volatility	49%	50%	62%	51%
Dividends	0%	0%	0%	0%
Expected life (in years)	4.3	9.4	5.1	8.8

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.

The following weighted average assumptions were used for purchase periods beginning during the three and nine months ended September 30, 2006 under the ESPP:

	Three and Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	5.01%	3.17%
Expected volatility	54%	39%
Dividends	0%	0%
Expected life (in years)	0.5	0.5

Risk-Free Interest Rate

The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility

FAS 123R requires companies to estimate expected volatility over the expected term of the options granted. Management does not believe that Onvia’s historical volatility for periods prior to July 2002 is representative of future expected volatility due to significant changes in its business model and market liquidity. In 2001, Onvia changed from a business-to-business exchange to a business-to-government model, which significantly lowered its revenues and expenses. In addition, in July 2002, Onvia implemented a one for ten reverse stock split, which significantly reduced the liquidity of its stock. Therefore, management used Onvia’s historical volatility, excluding historical volatility prior to July 2002, in arriving at estimated volatility for current option grants. Management compared Onvia’s calculated volatility, using historical experience subsequent to July 2002, with the historical volatility of similar companies for periods equal to the expected term of new option grants, and believes that its limited history offers a reasonable approximation of expected future volatility. Prior to adoption of FAS 123R, Onvia’s expected volatility was also based on historical volatility, excluding periods prior to July 2002.

Dividends

Management does not currently intend to pay dividends; therefore, this assumption is set at 0%.

Expected Life

Onvia’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Onvia’s historical experience is limited, because the Company does not have complete life-cycle information on any of its options; therefore, management was required to estimate future exercise and cancellation behavior, generally by assuming that remaining shares would be exercised or cancelled ratably over their remaining contractual term, adjusted for certain expectations of future employee behavior. Management examined the behavior patterns separately for groups of employees that have similar historical experience.

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the nine months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Total options outstanding at December 31, 2005	2,111,400	$7.94
Options granted	85,000	6.36
Options exercised	(23,287)	2.67
Options forfeited and cancelled	(43,547)	9.50

Total options outstanding at March 31, 2006	2,129,566	$7.90

Options granted	16,000	5.98
Options exercised	(8,959)	2.66
Options forfeited and cancelled	(17,387)	6.34

Total options outstanding at June 30, 2006	2,119,220	$7.92

Options granted	10,000	7.28
Options exercised	(9,993)	2.93
Options forfeited and cancelled	(11,926)	5.90

Total options outstanding at September 30, 2006	2,107,301	$7.95	7.35	$1,629

Options exercisable at September 30, 2006	1,078,149	$8.06	6.34	$1,537

(1)	Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $5.16 at September 30, 2006 for options that were in-the-money at September 30, 2006. The number of in-the-money options outstanding and exercisable at September 30, 2006 was 795,209 and 640,697, respectively.

As of September 30, 2006, there was approximately $1.4 million of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 2.99 years.

The weighted average grant date fair value of options granted during the three and nine month periods ended September 30, 2006 was $1.88 and $2.38, respectively, compared to $2.83 and $2.92 in the same periods in 2005.

Pro-Forma Information for Periods Prior to Adoption of FAS 123R

Prior to the adoption of FAS 123R, Onvia elected to account for its employee and director stock-based awards and purchases under the ESPP under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the pro-forma disclosures required under FAS 123, as amended by FAS 148. Accordingly, employee stock-based compensation expense was not reflected in Onvia’s results of operations because all of its employee and director grants were granted with exercise prices equal to or greater than the fair market value of Onvia’s common stock on the date of grant. The ESPP was deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred.

Pro-forma information for the three and nine months ended September 30, 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(1,513)	$(3,984)
Add: Stock-based compensation included in reported net loss	22	65
Deduct: Stock-based compensation determined under fair-value based method	(436)	(1,264)

Pro forma net loss	$(1,927)	$(5,183)

Net loss per share:
As reported - basic and diluted	$(0.19)	$(0.51)
Pro forma - basic and diluted	$(0.25)	$(0.66)

4.	Net Loss per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of September 30, 2006 and 2005, stock options and warrants totaling 2,157,242 and 2,111,568 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5.	Idle Lease Accrual

In September 2006, Onvia entered into an amended lease on its current corporate headquarters building, reducing its lease obligation by 49,215 square feet. The amendment coincided with a direct lease between Onvia’s landlord and the Bill and Melinda Gates Foundation (“Gates”) to lease all of Onvia’s previously idle office space in this building. Onvia will retain 29,785 square feet in the same building through April 2010. Onvia’s total remaining future lease obligation decreased by approximately $3.2 million as a result of the lease amendment.

The Company recorded a one-time decrease to operating expenses of $230,000 in the quarter ended September 30, 2006 to adjust its estimated idle lease accrual to the actual remaining obligation pursuant to the terms of the amended lease. Onvia’s remaining idle lease accrual of $4.7 million at September 30, 2006 represents the difference between its original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between Gates and our landlord for the remainder of the lease term, as well as broker fees and tenant incentives associated with the amendment. Broker fees and tenant incentives totaling approximately $487,000 are payable by January 1, 2007. The balance of the accrual will be paid out through the remainder of the lease term, which runs through April 2010.

In August 2006 Onvia’s lease on 19,000 square feet of office space in a former corporate facility in Seattle, Washington expired. This space had been subleased to another party and the sublease also expired in August 2006. Onvia has no further obligation on this space. Security deposits of approximately $231,000 were returned to Onvia in October 2006 as a result of the lease expiration.

The following table displays a rollforward of the idle lease accrual for the nine months ended September 30, 2006 (in thousands):

	Accrual at December 31, 2005	Amounts Paid	Accrual Reduction	Accrual at September 30, 2006
Idle lease accrual	$6,537	(1,625)	(230)	$4,682

6.	Other Assets

Other assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Internally developed software	$1,505	$1,217
Intangible assets	100	100
Long-term portion of prepaid software licenses	18	78
Accumulated amortization of internally developed software	(764)	(603)
Accumulated amortization of intangible assets	(96)	(85)

	$763	$707

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Payroll and related liabilities	$825	$931
Income and other taxes payable	73	62
Accrued professional fees	100	160

	$998	$1,153

8.	Other Income, net

Net other income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$249	$214	$719	$570
Loss on promissory note	—	—	—	(50)
Line of credit fees	—	—	(18)	(18)
Other	4	—	9	2

	$253	$214	$710	$504

9.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”). This Statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. Onvia does not have any defined benefit plans, therefore, adoption of this Statement will not have an impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. Onvia does not believe that adoption of this Statement will have a significant impact on its financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company has evaluated the potential impact SAB 108 may have on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). The rule clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The effective date for FIN 48 is for fiscal years beginning after December 15, 2006. Onvia is currently analyzing the impact, if any, the rule will have on its results of operations, financial position, and cash flows.

In May 2006 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the event the new pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not have an impact on Onvia’s results of operations, financial position or cash flows.

10.	Commitments and Contingencies

Operating Leases

Onvia has a noncancellable operating lease for its current office space. The lease expires in April 2010. Onvia also has a noncancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

As of September 30, 2006, remaining future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Other Operating Leases	Total Operating Leases
Remainder of 2006	$618	$5	$623
2007	1,593	20	1,613
2008	1,615	20	1,635
2009	1,655	19	1,674
2010	548	—	548
Thereafter	—	—	—

	$6,029	$64	$6,093

Purchase Obligations

Onvia has noncancellable purchase obligations for software licenses and third party content agreements. The current agreements expire in 2007.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations
Remainder of 2006	$270
2007	330

$600

Employment Agreements

The Company has employment agreements with several of its named executive officers (“the Officer”). Each of the agreements provide that if the Officer is terminated by the Company without cause, or by the Officer for good reason (as defined in the agreements), the Company shall pay to the Officer a lump sum payment (amount defined in each individual agreement) and shall pay benefits for an extended period of time (time defined in each individual agreement). In addition, the Officer shall receive accelerated vesting on a percentage of all unvested options (percent acceleration defined in each individual agreement) at the time of termination. The employment agreements also provide for accelerated vesting on a percentage of all unvested options (percent acceleration defined in each individual agreement) upon a change in control transaction.

Legal Proceedings

Onvia is a party to a consolidated securities class action suit filed in 2001. A final settlement agreement in this suit has been negotiated and was preliminarily approved by the United States District Court for the Southern District of New York in February 2005, and the Company is awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, the Company has not made an accrual for a loss contingency related to this suit. Onvia has a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $132,000 for attorneys’ fees in defense of this suit to date as of September 30, 2006. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which the Company believes is a remote possibility, the $132,000 in attorneys’ fees already incurred would be applied to its deductible and the Company would be liable for the balance of any additional fees and awards in excess of those already paid up to its $250,000 deductible, and any award in excess of its $30 million liability policy. The court has rescheduled hearings for final approval to late 2006.

In February 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. The Company sends facsimiles to clients with whom it has an existing business relationship, or to vendors with whom its agency partners have an existing relationship. In March, 2006, Onvia received a settlement offer from the plaintiff, which proposed to release Onvia from any liability if the Company assigned its claims under its commercial liability insurance policy to the plaintiff and the proposed certified class. The parties reached a settlement in April 2006 based largely on the terms of the initial settlement offer. The settlement was preliminarily approved by the court in July 2006. Also, in July 2006, Onvia’s commercial insurance company, St. Paul Fire and Marine Insurance Company, filed a complaint for declaratory relief against Onvia and Responsive Management Systems in the United States District Court for the Western District of Washington. St. Paul is seeking determination that it owes no duty to defend Onvia in the lawsuit brought by Responsive Management Systems and that it has no coverage obligation under Onvia’s commercial insurance policy. The parties have agreed to stay this declaratory action until the final approval of the settlement agreement is given in late November 2006. At this time, the Company cannot reasonably estimate how this declaratory action may impact the settlement reached by Onvia and Responsive Management Systems and preliminarily approved by King County Superior Court.

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of its business. Although Onvia cannot predict the outcomes of these proceedings with certainty, the Company’s management does not believe that the disposition of any known matters, or of the matters specifically discussed above, will have a material adverse effect on its financial position, results of operations or cash flows.

Contingencies

Onvia had an employee in the state of Texas from February 2004 through June 2006. Onvia considers its information products to be non-taxable based upon its interpretation of Texas sales and use tax regulations. The Company has been informed that the Texas Department of Revenue is evaluating our position that our products are non-taxable under the Texas Revenue Code. If Texas should rule that Onvia’s service is taxable after reviewing all the facts and circumstances, the

Company believes its exposure on sales tax is less than $90,000 for transactions consummated in Texas since 2004. Onvia believes that its position is strong, therefore has not accrued any liability for this contingency on its balance sheet as of September 30, 2006 or December 31, 2005.

11.	Provision for Income Taxes

Onvia has incurred net operating losses since its inception through September 30, 2006, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements for many reasons, including, but not limited to, the factors described under “Part II—Item 1A—Risk Factors” and elsewhere in this report, and under the heading “Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

Onvia is a primary research company and a leading provider of business intelligence to business professionals about actionable public sector revenue opportunities. Compiled over the last ten years, Onvia’s proprietary database of comprehensive, historical and real-time information provides businesses with insight and intelligence on relevant public sector revenue opportunities. Our database provides information on over 3.0 million procurement records connected to over 225,000 companies from across approximately 71,000 government agencies nationwide, and thousands of records are added to our database each day. Information in our database has been collected, formatted and classified by our in-house team of researchers and third party providers so that clients are able to quickly find and analyze information relevant to their businesses.

Since 2001, Onvia’s strategy has been to provide business professionals with critical knowledge to explore and research opportunities and win new business by offering comprehensive, timely and standardized information on government procurement opportunities. In 2005 and 2006, we significantly enhanced the accessibility of the unique information contained in our database with the introduction of Onvia Business Builder and Onvia Navigator. Our business intelligence is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Prior to the release of Onvia Business Builder, data integration at this level was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them. Advances in technology, broad use of the Internet by government agencies, and the diligent work of our research team to collect and classify this information have enabled Onvia to make the same high-value sales intelligence affordable for businesses of all sizes. Our database is made available to our clients via our online analysis tools, Onvia Business Builder and Onvia Navigator, or a daily email notification, The Onvia Guide. We plan to continue to expand our database and enhance the usability and features of our client interface over the next several years.

In April 2006, we launched Onvia Navigator, an online search tool allowing customized searches on our government business intelligence database providing clients with self-directed access to our proprietary database of government procurement information.

Our revenues are currently generated from two main business channels: client subscriptions and content licenses. Contracts for our subscription based services are typically prepaid, typically have a minimum term of one year and revenues are recognized ratably over the term of the subscription. Subscriptions are priced based upon the geographic range, nature of content purchased and, in certain products, the number of users.

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

In 2005 we hired new senior management in our sales departments and the company has invested in expanding the acquisition sales force and in improving sales operations. Sales management has developed and continues to refine its new territory-based sales approach, which targets prospects with characteristics similar to those of our best clients; characteristics such as high contract value, high retention rates, and high upgrade rates. A focus on these ideal prospects is intended to increase sales conversion rates and, as a result, increase the number of high value clients, improve future client retention, and improve new product adoption. We expect the new sales process to become more effective over time as our sales team becomes more experienced and our processes become more efficient. Sales management will continue to upgrade the capability of the sales force through training and strategic hires of more qualified and experienced sales executives.

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

Within these verticals we also provide hard to find content which creates a comprehensive view of a project throughout the most critical phases of the procurement lifecycle. These transactional records include:

•	Advance Notice – alerts businesses of projects in the development process, before the bid is released in its final form;

•	RFPs, RFQs and Related Amendments;

•	Planholders and Bidders Lists – provides competitive intelligence by presenting a list of competitors that have acquired plans, specifications, bidding documents and/or proposals for specific projects in the active bid or proposal stage, and a list of competitors who submit bids for prime contracts with the owner of the project;

•	Bid Results and Awards Information – notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities; and

•	Grants – supplies federal and state grant information critical to anyone tracking or applying for publicly-funded projects.

Our suite of information services is branded and marketed to our clients as described below:

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

Onvia Business Builder

Onvia Business Builder, launched in July 2005, is our most comprehensive product and is intended to enable businesses of all sizes to compete more effectively in the government procurement marketplace. This product leverages Onvia’s proprietary database of historical information gathered from local, state and federal government agencies and education entities to help clients evaluate and respond to new bid requests and requests for proposal (“RFPs”) with more competitive bids by allowing them to easily research competitor and buyer information.

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

Onvia’s Solutions for Government Agencies

Government agencies are faced with inefficient notification systems requiring significant paperwork and high costs associated with the procurement process. Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. The Onvia platform offers increased distribution of their RFPs and Request for Quotes (“RFQs”) to potential business suppliers. By using our solution, government agencies can reduce operating costs, increase administrative efficiency, heighten competition leading to more competitive pricing, and quickly and efficiently notify businesses of their requirements online.

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

Executive Summary of Operations and Financial Position

Management evaluates the following four key operating metrics, among others, to assist in the evaluation of Onvia’s operating performance, and believes these metrics provide a means to compare our business with other businesses in the information industry. The operating metrics used to measure our two business channels are as follows: number of clients, annual contract value, annual contract value per client, and quarterly contract value per client.

During the third quarter, we made a change to our client metrics. Earlier this year, we announced that Onvia was discontinuing its county-level product. During the third quarter we discontinued service to 2,000 county clients who did not upgrade their service upon renewal, and as of September 30, 2006 we had 2,700 remaining county clients. County clients have an average contract value of $57 per client, and in the aggregate, represent only 1% of total contract value. Because our county product is not part of Onvia’s ongoing business, and is inconsequential to our total contract value, we have excluded county clients from our client metrics and historical metrics have been recast to reflect this change.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products. At September 30, 2006 we had approximately 9,200 clients, down 3% from approximately 9,500 at both June 30, 2006 and September 30, 2005. The third quarter decline in the client base was primarily due to the non-renewal of entry level clients who subscribe to Onvia’s metro-level product.

Annual Contract Value

Annual contract value (“ACV”) is the aggregate annual subscription value of our client base. Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients into new and higher valued products. At September 30, 2006, annual contract value was $14.9 million, up 3% compared to $14.4 million at June 30, 2006, and up 19% compared to $12.5 million at September 30, 2005.

Annual Contract Value per Client

Annual contract value per client (“ACVC”) is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. At September 30, 2006, ACVC was $1,629, an increase of 8% compared to $1,512 at June 30, 2006, and an increase of 24% compared to $1,313 at September 30, 2005.

Quarterly Contract Value per Client

Quarterly contract value per client (“QCVC”) represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client. In the third quarter of 2006, QCVC was $1,823, an increase of 9% compared to $1,673 in the second quarter of 2006, and an increase of 41% compared to $1,292 in the third quarter of 2005.

In the third quarter of 2006, we increased revenue 16% to $4.3 million, compared to $3.7 million in the same period in 2005. Cost of revenue in the third quarter of 2006 decreased 11% to $812,000, compared to $909,000 in the third quarter of 2005. Operating expenses increased 1% to $4.6 million in the third quarter of 2006, compared to $4.5 million in the same period in 2005, and net loss decreased 44% to $849,000 in the third quarter of 2006, compared to $1.5 million in the same period in 2005. Cash used in operations during the third quarter of 2006 was approximately $1.0 million, compared to $1.6 million in the third quarter of 2005. The reduction in cash used in the third quarter of 2006 is primarily due to increased sales in third quarter of 2006 compared to the same period in 2005. Unearned revenue increased to $8.3 million at September 30, 2006, compared to $6.3 million at December 31, 2005. In anticipation of a price increase announced in April 2006, a number of clients, primarily with expiration dates within the second quarter of 2006, renewed their subscriptions early, which contributed to the increase in unearned revenue along with the increase in ACV discussed above. The unbilled portion of our enterprise contracts and content licenses is not included in unearned revenue. As of September 30, 2006, the unbilled portion of enterprise contracts and content licenses was approximately $3.3 million.

As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“FAS 123R”) in the first quarter of 2006, we recorded $300,000 in stock-based compensation expense in the third quarter of 2006, compared to $22,000 of stock-based compensation expense in the third quarter of 2005.

As of September 30, 2006, we have approximately $16.9 million in cash, cash equivalents and short-term investments, and no debt. Working capital at September 30, 2006 was approximately $6.3 million.

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

Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Subscription	86%	87%	86%	88%
Content license	13%	12%	13%	10%
Other	1%	1%	1%	2%

Total revenue	100%	100%	100%	100%
Cost of revenue	19%	25%	21%	22%

Gross margin	81%	75%	79%	78%
Operating expenses:
Sales and marketing	66%	72%	73%	65%
Technology and development	25%	26%	25%	26%
General and administrative	21%	24%	26%	23%
Idle lease accrual	-5%	0%	-2%	5%

Total operating expenses	107%	122%	122%	119%

Loss from operations	-26%	-47%	-43%	-41%
Other income, net	6%	6%	6%	5%

Net loss	-20%	-41%	-37%	-36%

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2006 increased 16% to $4.3 million, compared to $3.7 million for the three months ended September 30, 2005. Revenue increased as a result of an increase in our ACVC. This increase in ACVC was driven primarily by increased adoption of our database products, Onvia Business Builder and Onvia Navigator, which have higher price-points than our Onvia Guide product. In the third quarter of 2006, 38% of our sales included our database products, up from 33% in the second quarter of 2006, which contributed to a 9% increase over the prior quarter in QCVC as discussed above.

Revenue for the nine months ended September 30, 2006 increased 11% to $12.2 million, compared to $11.0 million for the same period in the prior year. The increase resulted from an increase in our ACV.

Costs of revenues decreased to 19% as a percentage of revenue for the three months ended September 30, 2006, compared to 25% in the same period in 2005. Costs of revenues were $812,000 and $909,000 for these respective periods, representing a decrease of $97,000, or 11%, in the third quarter of 2006. Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third party content fees, but also include credit card processing fees. The decrease for the comparable three month periods was primarily due to a decrease of $60,000 in third party content fees as a result of the expiration and renegotiation of content contracts, and a decrease of $32,000 in payroll and contract labor related expenses as a result of a decrease in full time and temporary headcount on our research team. Weighted average headcount in our research team was 52 in the third quarter of 2006, compared to 53 in the third quarter of 2005.

Costs of revenues for the nine months ended September 30, 2006 and 2005 were relatively consistent at 21% and 22% of revenue, respectively. Cost of revenues were $2.6 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $250,000, or 11%.

The increase is primarily related to an increase of $311,000 in payroll and contract labor expenses as a result of an increase in weighted average full time and temporary headcount on our research team in the first nine months of 2006, compared to the same period in 2005. Weighted average headcount in our research team was 57 in the nine months ended September 30, 2006, compared to 50 in the same period in 2005. We also saw an increase of $26,000 in credit card fees as a result of increased sales in 2006. These increases were partially offset by a decrease of $108,000 in third party content fees as discussed above.

Sales and Marketing

Sales and marketing expenses increased in total, but decreased to 66% as a percentage of revenue in the three months ended September 30, 2006 compared to 72% in 2005. Sales and marketing expenses were $2.8 million and $2.7 million for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $179,000, or 7%. Payroll-related expenses increased by $385,000 in the third quarter of 2006 compared to the same period in 2005, due to a planned increase in headcount across our sales and marketing teams. Weighted average headcount in our sales and marketing teams was 93 during the three months ended September 30, 2006, compared to 77 in the same period in 2005. We also saw increases of $112,000 in stock-based compensation related to the adoption of FAS 123R, $72,000 in allocated expenses due to growth in headcount, and $22,000 in telecom expenses primarily attributable to the increased use of web conferencing under our new sales methodology. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments. These increases were partially offset by a decrease of $431,000 in marketing-related expenses as a result of the implementation of a new sales methodology that places less reliance on direct marketing than the sales methodology in effect during the third quarter of 2005.

Sales and marketing expenses increased in total and as a percentage of revenue to 73% in the nine months ended September 30, 2006 compared to 65% in 2005. Sales and marketing expenses were $8.8 million and $7.2 million for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $1.6 million, or 22%. Payroll-related expenses increased $1.6 million in the nine months ended September 30, 2006 compared to the same period in 2005 due to planned increases in headcount in our sales and marketing teams. Weighted average headcount on these teams was 92 during the first nine months of 2006, compared to 72 in the first nine months of 2005. We also saw an increase of $376,000 in stock-based compensation as a result of the adoption of FAS 123R, $292,000 in allocated expenses due to growth in headcount, and $101,000 in telecom expenses due primarily to increases in web conferencing as discussed above. These increases were partially offset by a decrease of $761,000 in marketing-related expenses for the reasons discussed above.

Technology and Development

Technology and development expenses increased in total for the three and nine months ended September 30, 2006 compared to the same periods in 2005, but were relatively flat as a percentage of revenue in the comparable periods at 25% in both periods in 2006, compared to 26% in both periods in 2005.

Technology and development expenses were $1.1 million and $954,000 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $96,000, or 10%. Amortization of software maintenance and license fees and other allocated expenses increased by $42,000 primarily due to new software and equipment purchases to support new products and tools. Capitalization of internally developed software costs decreased by $40,000 in the third quarter of 2006 compared to the same period in 2005. Capitalized costs in 2005 were higher because of the development of Onvia Business Builder and Onvia Navigator. Payroll-related expenses increased by $35,000 in the third quarter of 2006 compared to the same period in 2005 due to normal performance based salary increases and additional recruiting fees for new hires. Weighted average headcount in this group was 32 in the third quarter of 2006, compared to 34 in the third quarter of 2005. Stock-based compensation expense increased by $24,000 due to the adoption of FAS 123R. These increases were partially offset by a decrease of $55,000 in facilities costs, primarily related to renegotiation of telecom contracts.

For the nine months ended September 30, 2006, technology and development expenses increased by $184,000, or 6% compared to the same period in 2005. These expenses were $3.1 million and $2.9 million in 2006 and 2005, respectively. Stock-based compensation expenses increased by $78,000 in 2006 compared to 2005 due to adoption of FAS 123R. Payroll related expenses increased by $78,000 due to normal performance based increases and increases in recruiting fees for new hires, and capitalization of internally developed software costs decreased by $18,000. Weighted average headcount in this group was 33 in both nine month periods in 2006 and 2005. These increases were offset by a decrease of $17,000 in allocated expenses because a larger percentage of these expenses were allocated to the sales and marketing group due to the headcount growth on that team.

General and Administrative

General and administrative expenses decreased to 21% as a percentage of revenue for the three month period ended September 30, 2006 compared to 24% in the same period in 2005. General and administrative expenses were relatively flat in total for the three months ended September 30, 2006 and 2005 at $889,000 and $881,000, respectively, representing an increase of $8,000, or 1%. We saw an increase of $135,000 in stock-based compensation as a result of the adoption of FAS 123R. In addition, we saw an increase of $22,000 in payroll-related expenses associated with normal performance-based salary increases and the addition of our vice president of human resources to our management team. Weighted average headcount in this group was 11 in the third quarter of 2006, compared to 12 in the same period in 2005. These increases were partially offset by decreases of $42,000 in recruiting fees due to fewer senior management hires in 2006; $41,000 in professional fees, primarily legal fees related to the faxing lawsuit; $39,000 in allocated expenses because a larger portion of these expenses were allocated to the sales and marketing group; and $26,000 in travel expenses.

For the nine months ended September 30, 2006 and 2005, general and administrative expenses increased in total and as a percentage of revenue. As a percentage of revenue, general and administrative expenses were 26% and 23% in 2006 and 2005, respectively. In total for the same periods, general and administrative expenses were $3.1 million and $2.5 million, respectively, representing an increase of $600,000, or 24%. The increase was primarily attributable to increases of: $416,000 in stock-based compensation; $160,000 in payroll-related expenses due to normal performance based salary increases, the addition of our vice president of human resources to our management team and increases in contract labor and consultants; $48,000 in professional fees primarily as a result of increased legal fees in defense of the faxing lawsuit incurred in the first two quarters of 2006; and $41,000 in allocated and other expenses as a result of an increase in overall allocated expenses. These increases were partially offset by a decrease of $55,000 in recruiting fees due to fewer senior management hires in 2006.

Noncash Stock-Based Compensation

We adopted FAS 123R using the modified prospective method beginning January 1, 2006. Under this transition method, our reported stock-based compensation expense includes: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 using the Black-Scholes valuation model; and b) expense related to awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS 123R using the Black-Scholes valuation model. We recognize compensation expense for all grants using the accelerated amortization method under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, therefore, stock-based compensation for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures as well as expected future activity. The impact on our results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$7	$20
Sales and marketing	112	376
Technology and development	24	78
General and administrative	157	481

Total stock-based compensation	$300	$955

Onvia’s Savings and Retirement Plan (the “Retirement Plan”) has a provision to allow a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. Matching contributions are made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. Stock-based compensation expense of $28,000 in the third quarter of 2006 associated with this match was estimated at September 30, 2006 based on employee contributions to the Retirement Plan during the nine months ended September 30, 2006. Compensation expense associated with this match is remeasured each quarter and amortized evenly over the fiscal plan year.

Other Income, Net

Net other income was $253,000 for the three months ended September 30, 2006, compared to $214,000 for the three months ended September 30, 2005, representing an increase of $39,000, or 18%. The increase is primarily attributable to an increase in short-term interest rates compared to the same period in 2005.

Net other income was $710,000 for the nine months ended September 30, 2006, compared to $504,000 for the same period in 2005, representing an increase of $206,000, or 41%. The increase is primarily attributable to an increase in short-term interest rates compared to the same period in 2005. In addition, other income in the nine months ended September 30, 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer.

Net Loss, Net Loss per Share and Comprehensive Loss

For the three months ended September 30, 2006, net loss decreased to $849,000, compared to $1.5 million for the same period in 2005, representing a decrease of $664,000, or 44%. The decrease in net loss is primarily related to increases in revenue, and decreases in costs of revenue as discussed above, as well as the impact of the $230,000 reduction to our idle lease accrual. These improvements were offset by the increase in stock-based compensation as discussed above. On a per share basis, net losses were $0.11 and $0.19 for the three months ended September 30, 2006 and 2005, respectively. Comprehensive loss was $830,000 and $1.5 million for the three months ended September 30, 2006 and 2005, respectively. Unrealized gains for the three and nine month periods represent unrealized gains on available-for-sale securities.

For the nine months ended September 30, 2006, net loss increased to $4.5 million, compared to $4.0 million for the same period in 2005, representing an increase of $502,000, or 13%. The increase in the nine month period is primarily related to the adoption of FAS 123R, increases in content costs and increases in our sales force, partially offset by increased revenue. On a per share basis, net losses were $0.57 and $0.51 for the nine months ended September 30, 2006 and 2005, respectively. Other comprehensive loss was $4.5 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Lease Obligations

In October 2006, we entered into an amended lease on our current corporate headquarters building, reducing our lease obligation by 49,215 square feet. The amendment coincided with a direct lease between our landlord and the Bill and Melinda Gates Foundation (“Gates”) to lease all of our previously idle office space in this building. Onvia will retain 29,785 square feet in the same building through April 2010. Our total future lease obligations decreased by approximately $3.2 million as a result of the lease amendment.

We recorded a decrease to operating expenses of $230,000 in the quarter ended September 30, 2006 to adjust our estimated idle lease accrual to the actual remaining obligation pursuant to the terms of the amended lease. Our remaining idle lease accrual of $4.7 million at September 30, 2006 represents the difference between our original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between Gates and our landlord for the remainder of our lease term, as well as broker fees and tenant incentives associated with the amendment. Broker fees and tenant incentives totaling approximately $487,000 are payable by January 1, 2007. The balance of the accrual will be paid out through the remainder of our lease term, which runs through April 2010.

In August 2006 our lease on 19,000 square feet of office space in a former corporate facility in Seattle, Washington expired. This space had been subleased to another party and the sublease also expired in August 2006. We have no further obligation on this space.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based

Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123 (“FAS 148”). Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted. Please refer to the discussion of valuation assumptions in Note 3 to the condensed consolidated financial statements for additional information on the estimation of these variables. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Contractual Obligations

Future required payments under operating leases, excluding operating expenses, and other purchase obligations as of September 30, 2006 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$6,029	$1,810	$4,219	$—	$—
Other operating lease obligations (1)	64	20	44	—	—
Purchase obligations (2)	600	443	157	—	—

Total	$6,693	$2,273	$4,420	$—	$—

(1)	Other operating lease obligations relate to office equipment leases.

(2)	Purchase obligations relate to installments for software licenses and third party content agreements.

Provision for Income Taxes

Onvia has incurred net operating losses since inception through September 30, 2006, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash, cash equivalents and short-term investments were $16.9 million at September 30, 2006, and our working capital was $6.3 million. From December 31, 2005 to September 30, 2006, our cash, cash equivalents and short-term investments decreased $3.6 million, primarily due to planned increases in our sales force and the development of new products. We also used approximately $1.6 million on net payments for our idle office space leases. As discussed earlier, in September 2006 we entered into an amended office lease on our current corporate headquarters building which reduces our square footage in the building by 49,215 square feet and reduces our future lease obligation over the remaining term by approximately $3.2 million. The amendment coincided with a direct lease between Gates and our landlord, which was facilitated by Onvia’s and Gates’ real estate brokers. Approximately $487,000 of our idle lease accrual at September 30, 2006 is related to broker fees and tenant incentives pursuant to terms negotiated in the amendment. These broker fees and incentives are payable by January 1, 2007. Our total remaining contractual obligation on the operating lease for our corporate headquarters is $6.0 million. This amount will be paid over the remaining term, which expires in April 2010.

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

We expect to increase revenue from current operations by increasing our ACVC through a combination of expansion of our product offering, growth in our sales team, and scheduled price increases. ACVC at September 30, 2006 was $1,629, compared to $1,313 at September 30, 2005, representing an increase of 24%. The increase over the previous year is primarily attributable to sales of our new Onvia Business Builder and Onvia Navigator products, which have a higher price-point than our entry-level Onvia Guide product, combined with a scheduled price increase that occurred in April 2006.

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

Operating Activities

Net cash used by operating activities was $2.9 million for the nine months ended September 30, 2006, compared to $4.4 million in the same period in the prior year, representing a decrease in cash used of $1.5 million, or 35% in 2006. The decrease in net cash used was primarily attributable to an increase in cash collected for unearned revenue in 2006 compared to 2005, and a reduction in the payment of accounts payable related to timing of payments. These increases were partially offset by planned increases in operating expenses due to the implementation of our growth strategy related to additional headcount and new product introductions.

Investing Activities

Net cash provided by investing activities was $4.5 million and $12.5 million for the nine months ended September 30, 2006 and 2005, respectively, representing a decrease in cash provided of $8.0 million, or 64%. The decrease is primarily the result of a reduction of $7.8 million in net sales and maturities of investments in 2006 compared to 2005, as well as an increase in new equipment purchases in 2006 compared to 2005.

Financing Activities

Net cash provided by financing activities was $162,000 in the nine months ended September 30, 2006, compared to $118,000 in the same period in the prior year. Net cash provided by financing activities in both respective periods was entirely related to employee option exercises and purchases under our ESPP.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”). This Statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. Onvia does not have any defined benefit plans, therefore, adoption of this Statement will not have an impact on our financial position or results of operations.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. We do not believe that adoption of this Statement will have a significant impact on our financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company has evaluated the potential impact SAB 108 may have on the Company’s financial position and results of operations and does not believe the impact of the application of this guidance will be material.

In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). The rule clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The effective date for FIN 48 is for fiscal years beginning after December 15, 2006. We are currently analyzing the impact, if any, the rule will have on our results of operations, financial position, and cash flows.

In May 2006 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the event the new pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not have an impact on our results of operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of September 30, 2006, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

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

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are currently denominated in U.S. currency. A portion of our net operating losses (“NOLs”) are denominated in Canadian dollars. We have recorded a full valuation allowance for the net deferred tax asset associated with theses NOLs, because realization of the future tax benefit is not currently likely; therefore, we believe our foreign currency risk exposure associated with these NOLs is insignificant.

Equity Price Risk

We do not own any equity instruments and we do not currently have plans to raise additional capital in the equity markets; therefore, our equity price risk is insignificant.

Item 4.	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, the Company’s management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures are effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Onvia is a party to a consolidated securities class action suit filed in 2001. A final settlement agreement in this suit has been negotiated and was preliminarily approved by the United States District Court for the Southern District of New York in February 2005, and we are awaiting final court approval. If the final settlement is approved, Onvia will be released from any future liability under this lawsuit; therefore, we have not made an accrual for a loss contingency related to this suit. We have a $30 million directors and officers liability policy that would cover any award up to $30 million, subject to a $250,000 deductible. Onvia has incurred approximately $132,000 for attorneys’ fees in defense of this suit to date as of September 30, 2006. According to the terms of the settlement agreement, defense fees incurred after June 1, 2003 will be refunded if the final settlement is approved. Approximately $23,000 of the defense fees incurred to date were incurred after June 1, 2003 and will be refunded to Onvia if the final settlement is approved. In the event that the final settlement agreement is not approved and Onvia is found liable for damages, which we believe is a remote possibility, the $132,000 in attorneys’ fees already incurred would be applied to our deductible and we would be liable for the balance of any additional fees and awards in excess of those already paid up to our $250,000 deductible, and any award in excess of our $30 million liability policy. The court has rescheduled hearings for final approval to late 2006.

In February 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. We send facsimiles to clients with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. In March, 2006, we received a settlement offer from the plaintiff, which proposed to release us from any liability if we assigned our claims under our commercial liability insurance policy to the plaintiff and the proposed certified class. The parties reached a settlement in April 2006 based largely on the terms of the initial settlement offer. The settlement was preliminarily approved by the court in July 2006. Also, in July 2006, our commercial insurance company, St. Paul Fire and Marine Insurance Company, filed a complaint for declaratory relief against Onvia and Responsive Management Systems in the United States District Court for the Western District of Washington. St. Paul is seeking determination that it owes no duty to defend Onvia in the lawsuit brought by Responsive Management Systems and that it has no coverage obligation under our commercial insurance policy. The parties have agreed to stay this declaratory action until the final approval of the settlement agreement is given in late November 2006. At this time, we cannot reasonably estimate how this declaratory action may impact the settlement reached by Onvia and Responsive Management Systems and preliminarily approved by King County Superior Court.

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

Item 1A.	Risk Factors

•	Risks related to our growth strategy

•	We may not be able to meet our projected renewal rates

•	The change in our sales methodology may not be successful and we may be required to increase our sales and marketing expenses in order to achieve our revenue goals

•	We may not achieve the desired improvements in new client acquisition and retention from the change in our sales methodology from a telemarketing organization to a consultative sales organization

•	We may not achieve our projections for adoption of our products by targeted enterprise clients

•	We may not achieve our projections for adoption of our Onvia Business Builder and Onvia Navigator products by new and existing clients

•	We may lose clients as a result of the discontinuation of our low value county product

•	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets

•	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce

•	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties

•	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients

•	Intense competition could impede our ability to gain market share

•	Risks related to our new product strategy

•	We may fail to introduce new products that are broadly accepted by our clients, and there may be delays in the introduction of these tools and products

•	We have invested significant capital into the development of new products, such as Onvia Business Builder and Onvia Navigator, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

•	Our clients may be dissatisfied with the accuracy, coverage and timeliness of our content and performance of our new products

•	We may improperly price our new product offerings for broad client acceptance

•	We may overestimate the value of sales intelligence to companies doing business with the government

•	Our competitors may develop similar technologies that are more broadly accepted in the marketplace

•	Financial, economic and market risks

•	We have a limited operating history, making it difficult to evaluate our business and future prospects

•	We have incurred negative cash flows from operations in each quarter since inception, and under our current operating plan we expect to continue to incur negative cash flows in the near term

•	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance

•	We may require significant additional capital in the future, which may not be available on suitable terms, or at all

•	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control

•	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	Changes in accounting and reporting policies or practices, such as the adoption of FAS 123R, may affect our financial results or presentation of results, which may affect our stock price

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

•	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions

•	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia’s investors, the market price of our common stock may decline

•	Operational risks

•	Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

•	We may be unable to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business

•	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our business

•	We may be unable to effectively combat unauthorized redistribution of our published information

•	System failures could cause an interruption in the service of our network and impact our ability to compile information and deliver our product to our clients

•	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all

•	Increased blocking of our emails could negatively impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	Regulatory, judicial or legislative risks

•	Any settlement or claim awarded against Onvia in our ongoing litigation matters discussed in Item 1 of Part II in this Report could negatively impact our operating results

•	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce

•	If legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(i).1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 12, 2004)

3.2	Bylaws of Onvia (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

4.1	Form of Onvia’s Common Stock Certificate (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2	Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1	Mercer Yale Building Amendment No. 2 to Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated September 7, 2006

10.2*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.1 from the Registrant’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005)

10.3*	Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4*	Amended and Restated 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 from the Registrant’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006)

10.5*	2000 Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6*	2000 Directors’ Stock Option Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.7*	Third Amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 6, 2002)

10.8*	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

Number	Description
10.9*	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

31.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett Chairman of the Board, President and Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way Chief Accounting Officer

Date: November 13, 2006