Form 10-K
period 2006-12-31
ONVIA INC
filed 2007-03-30
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $.0001 Par Value per Share
Securities Registered Pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and nonvoting common stock held by nonaffiliates of the registrant, based on the closing price on June 30, 2006, as reported on the NASDAQ Global Market, was $30,516,725.

The number of shares of the registrant’s common stock outstanding at March 1, 2007 was 7,992,198.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 4, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2006

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	45
ITEM 11.	EXECUTIVE COMPENSATION	45
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	45
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	45

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	46
SIGNATURES		48

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

Company Overview

Onvia is a leading provider of market intelligence about actionable public sector revenue opportunities. Onvia’s proprietary database, Onvia Dominion®, has been compiled over the last ten years, and includes comprehensive, historical and real-time information unavailable elsewhere in the marketplace. Access to Onvia Dominion provides businesses with insight and intelligence on relevant public sector revenue opportunities, which is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Onvia’s database provides information on over 3.5 million procurement records connected to over 275,000 companies from across approximately 73,000 government agencies nationwide, and thousands of records are added to our database each day. Information in Onvia’s database has been collected, formatted and classified by an in-house team of researchers and third party providers so that clients are able to quickly find and analyze information relevant to their businesses.

Since 2001, Onvia’s strategy has been to provide business professionals with critical knowledge to explore and research opportunities and win new business by offering comprehensive, timely and standardized information on government procurement opportunities.

Beginning in 2005, Onvia developed a strategic plan designed to differentiate the Company within the public-sector information marketplace with the long-term objective of consistent revenue growth and increasing return on investment. The accessibility of the unique information contained in the Onvia Dominion® database was significantly enhanced with the introduction of Onvia Business Builder in 2005. Prior to the release of Onvia Business Builder, data integration at this level was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them. Advances in technology, broad use of the Internet by government agencies, and the diligent work of the Company’s research team to collect and classify this information have enabled Onvia to make the same high-value sales intelligence affordable for businesses of all sizes.

In April 2006, Onvia launched Onvia Navigator, an online search tool allowing customized searches of its government business intelligence database providing clients with self-directed access to its proprietary database of government procurement information. In January 2007, the Company enhanced the functionality of Onvia Navigator by adding the ability to search the contents of documents in its database, which should significantly increase the number and relevancy of self-directed search results.

Onvia’s revenues are currently generated from two main business channels: client subscriptions and content licenses. Contracts for its subscription based services are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription. Subscriptions are priced based upon the geographic range, nature of content purchased and, in certain products, the number of users.

Revenue from content licenses is generated from clients who resell Onvia’s business intelligence data to their customers. Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis. Revenue from content license agreements is recognized ratably over the term of the agreement, and these agreements generally have a higher annual contract value than the Company’s subscription based services. Onvia also generates revenue from fees charged for document download services, list rental services, and other market intelligence reports, and these fees are recognized upon delivery.

Onvia was incorporated in January 2000 in the state of Delaware. Onvia’s principal corporate office is located in Seattle, Washington. Its common stock trades on the NASDAQ Global Market under the symbol ONVI.

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

Even after a new business opportunity is identified, many companies do not have enough information about the project to make informed and efficient decisions about whether or not to pursue the opportunity, such as decision maker information, the purchasing history of the government agency, and who competes for similar projects. This information is useful not only for companies contracting directly with a government agency, but also for subcontractors that would like to compete for work on awarded contracts. This information is rarely available from one source, and may not be available at all for historical projects.

Often, revenue opportunities are included within the specification documents behind the RFP and RFQ documents, and without tools to quickly identify the pertinent information businesses must read the entire documents to determine if there are opportunities relevant to their business.

Onvia’s comprehensive database contains much of this information on both a historical and real-time basis and thousands of records are added to our database each day. Much of the information in our database is linked, so clients can quickly research information relevant to a particular project in one centralized location. Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others. Using Onvia’s database and tools, our clients spend less time on research and more time on preparing winning proposals, establishing relationships and executing contracts.

Products and Services

Our products and services provide access to our proprietary Dominion database of project specific information and provide clients specialized tools for analyzing information relevant to their business. We expect to continue to expand our content and develop new database analysis and access tools to meet the needs of our existing clients as well as potential new categories of clients.

We leverage technology, tools and business processes to research, classify and publish actionable public sector opportunities from public and private sources. Through an automated process, we link related records within our database, prequalify business opportunities for our clients based upon the client’s profile, and provide access to the information in a timely manner, generally within 24 hours of their public release. Our database contains information on the largest industry verticals, including:

• Architecture and Engineering

• Construction and Building Supplies

• IT / Telecom

• Consulting Services

• Operations and Maintenance Services

• Transportation Equipment

Within these verticals we also provide hard to find content which creates a comprehensive view of a project throughout the most critical phases of the procurement lifecycle. These transactional records include:

• Advance Notice - alerts businesses of projects in the development process, before the bid is released in its final form;

• Requests for proposal (“RFPs”), request for quotes (“RFQs”), and related amendments;

• Planholders and Bidders Lists - provides competitive intelligence by presenting a list of competitors that have acquired plans, specifications, bidding documents and/or proposals for specific projects in the active bid or proposal stage, and a list of competitors who submit bids for prime contracts with the owner of the project;

• Bid Results and Awards Information - notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities; and

• Grants - supplies federal and state grant information critical to anyone tracking or applying for publicly-funded projects.

Content in our Dominion database is linked and associated around four key data points; project, agency, agency buyer, and vendor. The association of each record makes it possible to evaluate purchasing trends by agency and by agency buyer and identify or evaluate potential competitors.

Our suite of information services is comprised of the following products:

Onvia’s Solutions for Business Suppliers

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

Subscribers to Onvia Business Builder receive customized daily email notifications about relevant business opportunities focused on the verticals described above and an online user interface that provides business intelligence oriented around the following four key hubs of data:

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

Onvia Navigator
In April 2006, we launched our database search tool, Onvia Navigator. Onvia Navigator allows clients to easily identify market opportunities within our proprietary database and search the contents of the related specification documents. Onvia Navigator enables users to focus their research in many ways, including by procurement types, submittal dates, contract locations, agencies, and contract values. Once the desired results are identified using Onvia Navigator, clients can employ Onvia Business Builder to provide detailed information on the search results.

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

Strategy

Onvia’s mission is to become the authoritative source that businesses rely on for relevant information, insight and intelligence required to grow their public-sector related business. Onvia’s strategic plan calls for differentiating the Company within the public-sector information marketplace with the long-term objective of consistent revenue growth and increasing return on investment. Key elements of the Company’s strategy include:

·
Expand the valuable content included in our database. In 2005, Onvia began collecting new, hard to find information types to increase the value of its content to its clients. New information types include planholders lists, bidders lists, and agency decision makers lists and coverage of premium, hard to find content. By expanding the coverage of current and historical information, Onvia’s content will be applicable to broader market segments, and should improve retention of its existing client base.

·
Enhance our existing research tools.  In 2005, the Company introduced Onvia Business Builder, which significantly enhanced the access to information contained in its database by providing access to historical information in addition to the real time notification that it already provided. In 2006, the Company launched Onvia Navigator, which allows clients to easily identify market opportunities within our proprietary database and search the contents of the related specification documents. By continuing to enhance our product offering through the introduction of new tools and services that further improve our clients’ ability to tailor the information they choose to see, we expect that we will increase the satisfaction of our existing clients, thereby increasing retention rates, and also will broaden the appeal of our products to potential new categories of customers.

·
Understand client needs. Onvia is committed to intimately understanding the needs of its business clients and government agencies. The Company performed a comprehensive market research study to gain further insight on the needs of its clients and results of this research led to the introduction of new information research tools in 2005 and 2006 and we expect to continue to introduce new content and tools to enhance the appeal of our products to existing and potential clients in 2007 and beyond.

·
Increase annual contract value. Annual contract value represents the aggregate annual subscription value of the Company’s client base. Growth in annual contract value demonstrates success in increasing the number of clients and upgrading existing clients into new and higher valued products. We intend to increase annual contract value by upgrading existing clients to higher value products, increasing prices and introducing new products during 2007.

·
Drive adoption of our higher value products. Clients that purchase Onvia’s higher value products, including premium data, generally receive the most comprehensive information specific to their businesses. These products have also historically produced higher client retention rates. We seek to better serve our non-premium clients by migrating them to higher value products.

Clients

Onvia serves two primary and distinct client groups: businesses and government agencies.

Businesses

Onvia serves two separate business channels for its business clients: client subscriptions and content licenses. Client subscriptions are sold directly to the end user of the business intelligence. At December 31, 2006, Onvia had approximately 9,200 subscribing clients. Client subscriptions contributed approximately 86% of the Company’s revenue in 2006, compared to 88% in 2005. At December 31, 2006, the annual contract value of Onvia’s client subscribers was approximately $15.5 million, compared to $13.1 million at December 31, 2005.

Onvia’s second business channel, content licenses, represents clients who resell Onvia’s business intelligence to their customers. These clients represented approximately 13% of the Company’s revenue in 2006, compared to 11% in 2005. The annual contract value of Onvia’s content license clients was approximately $2.1 million at December 31, 2006 and 2005.

We also generate revenue from fees charged for document download services, list rental services, and one-time informational reports, and these fees represented 1% of our revenue in 2006.

Government Agencies

Although many government agencies maintain long-term supplier relationships, the agencies still must publicize contract opportunities to both existing and potential suppliers. By using Onvia’s solution, government agencies reduce operating costs by quickly and efficiently notifying business suppliers of their requirements, and improve competition through the increased distribution of their RFPs and RFQs. In addition, Onvia’s agency relationships provide a direct connection between business suppliers and buying agencies, providing business suppliers with bid documents and online response tools. At December 31, 2006, Onvia had approximately 400 government agencies signed to use its service.

Sales Strategy

The primary objective of Onvia’s sales strategy is to increase annual contract value and client retention. The Company’s sales strategy is based on organizational design, increased efficiencies and establishing a predictable model of new client acquisition:

·	Increase the specialization of our account management resources and reduce the number of accounts each representative manages to deliver greater client service and increase client satisfaction; and

·
Increase the efficiency and predictability of our acquisition team through consistent and proactive prequalification of prospects and selective targeting of ideal prospects that do business in verticals served well within our product offering.

The Onvia 2007 sales strategy also has strong emphasis on performance management processes around forecasting, managing activities and results, and prioritizing activity around at risk clients.

Marketing Strategy

Onvia deploys an integrated approach to its marketing, incorporating email direct marketing, online search engine marketing, public relations, and supporting sales tools and collateral. Client retention and upgrade marketing are an integral part of the Company’s marketing strategy. Marketing programs are intended to keep the Onvia name and solutions in front of its clients in a relevant and meaningful way, through informative newsletters, new product updates, government best practice emails and personalized renewal reminders, among others.

In 2006, Onvia focused its marketing efforts on generating high quality sales leads at the lowest cost, while providing the proper sales tools to support high-value sales. The Company refined its online marketing program to drive more qualified leads from people using search engines to identify revenue opportunities. In 2007 the Company’s lead generation efforts will focus on driving high quality, targeted leads and will supplement this effort by building a prospect marketing database that will aid in prioritizing and targeting prospects for sales and marketing efforts. In 2007 the Company will also build a new website to drive more targeted leads with the same characteristics of our ideal clients and create a more efficient web experience. In addition, the Company will continue to provide sales tools and collateral to support customer acquisition and retention efforts.

Agency Relationships

Agency partners bring value through source contributed content and by providing referrals of their business suppliers. As of December 31, 2006, Onvia had approximately 400 active partner agencies nationwide. These relationships are established in key metropolitan areas nationwide. Onvia continues to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts. Some recent agency additions include the City of Palo Alto, CA and Metropolitan Transportation Authority of NY.

Technology

Onvia supports its operations and online solutions using an advanced technology platform designed to serve a large and rapidly increasing volume of web traffic in a reliable and efficient manner without critical failures. Onvia’s systems are designed to:

• Provide fast, secure and uninterrupted visitor access to its web site;

• Validate and process client requests promptly and accurately;

• Provide timely, comprehensive and accurate management-reporting capabilities;

• Accommodate upgrades to tools and features on its web site;

• Scale to accommodate growth in its operations; and

• Provide redundancy in case of component system failures.

Onvia’s systems use a combination of proprietary technologies and commercially available licensed technologies. The backbone of its technology infrastructure consists of database servers running Microsoft SQL Server 2000 on HP/Compaq hardware. The front end consists of multiple, redundant web servers that are expandable as operations grow.

Onvia’s web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at its corporate headquarters in Seattle, Washington. The Company’s network operations personnel provide 24x7 monitoring and engineering support in a climate-controlled and physically secure environment. Onvia’s onsite data center has redundant communication lines from multiple Internet service providers and has its own emergency power and backup systems. The Company also houses all non-critical systems such as development servers, quality assurance servers, and internal network servers at its headquarters in Seattle.

In addition to maintaining responsibility for the technical architecture, security and uptime of its online solutions, the Company’s technology department works closely with the sales and marketing departments to ensure that client feedback for new features is incorporated into new products and services.

Competition

The market for comprehensive intelligence around government procurement is underserved. Competitors include, to a limited extent, bid aggregators, industry analysts and government e-procurement platforms.

Onvia’s current and potential competitors include, but are not limited to, the following:

• Information companies who target specific verticals also covered by its services, such as McGraw-Hill, Contractors Register and Input; and
• Lead generation and bid matching companies such as FedMarket, BidNet, GovernmentBids and True Advantage.

Onvia may face additional competition in the future as well-funded companies look to develop new government procurement database products and services. Onvia must differentiate itself by increasing the value of its database, developing products and services with high switching costs, and by creating a loyal, recurring base of clients and agency users. To achieve this Onvia must continually enhance its content and sources, and provide its clients with relevant, customized views of its database.

The Company believes that the principal competitive factors affecting its market include, but are not limited to, breadth and depth of content, content quality, base of existing clients and client service. In order to excel at these principal competitive factors, Onvia strives to achieve a superior understanding of its target clients, offer greater value in its content and services and sustain a more efficient operating model. Onvia also mitigates some potential competitive pressures by selling its content to some of its competitors for redistribution to their clients. The Company believes that its current database offering compares favorably to select offerings available in the marketplace today based on the depth and history of its information, breadth of content types, and daily updates.

Seasonality

The new client acquisition side of Onvia’s business is subject to some seasonal fluctuations. The third quarter is generally the Company’s slowest quarter for new client acquisition. The construction industry is its single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes new client acquisition to decline compared to the remaining quarters in the year. For this reason, it may not be possible to compare the performance of Onvia’s business quarter to consecutive quarter, and the Company’s quarterly results should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter for the previous year.

Intellectual Property Rights

Onvia’s future success depends in part on its intellectual property rights, proprietary rights, and technology. Onvia relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Onvia seeks to protect its internally developed products, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Onvia cannot ensure that any of its proprietary rights with respect to its e-marketplace will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

Onvia licenses and will continue to license certain products integral to its services from third parties, including products that are integrated with internally developed products and used jointly to provide key content and services. These third-party product licenses may not continue to be available on commercially reasonable terms and the Company may not be able to successfully integrate such third-party products into its solutions.

Onvia presently has no issued U.S. patents and has one U.S. patent application pending. Onvia filed a U.S. patent application for its Onvia Business Builder product in 2006. It is possible that the Company may not develop future proprietary products or technologies that are patentable and that the patents of others will seriously harm its ability to do business.

Onvia has registered trademarks in the United States for Onvia, Onvia and the design (current logo with the orange circular design), Onvia Dominion, DemandStar.com, DemandStar, the DemandStar.com logo, QuoteWire, BidWire, Bidline, and e-Journal of Commerce. Onvia also has registered trademarks in Canada for Onvia (previous logo), the Onvia checkmark logo, and Onvia.com.

Employees

As of March 1, 2007, Onvia had 174 employees working in the following departments: 82 in sales and marketing, 47 in research included in cost of sales, 34 in technology and development and 11 in general and administrative.

None of Onvia’s employees is represented by a union or collective bargaining agreement. Onvia has never had a work stoppage and considers relations with its employees to be good.

Geographic Financial Information

During the years ended December 31, 2006, 2005 and 2004, all of Onvia’s revenues were generated from clients located in the United States. All of Onvia’s long lived assets are located in the United States. A portion of Onvia’s net operating losses (“NOLs”) are denominated in Canadian dollars; however, a full valuation allowance has been recorded for the net deferred tax asset associated with these NOLs, because realization of the future tax benefit is not currently likely.

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

We have historically generated a significant portion of our marketing prospects and sales leads from our in-house database of vendors. Our new team of sales and marketing executives has implemented a new sales methodology that is intended to place much lower reliance on direct marketing to generate sales, and we have reallocated resources previously used in direct marketing efforts towards sales operations and sales processes. We have a limited history on which to evaluate this new sales methodology and if we are unable to increase sales as a result of this new methodology, we may be required to increase marketing expenses to generate additional sales.

We may not be able to increase subscribership to our high value products.

We expect that a significant portion of our future growth will come from increasing our annual contract value per client, and we expect this to be driven by increased adoption of our high value products. Subscribers to our high value products have higher annual contract value, higher renewal rates and provide greater lifetime value to the Company. Failure to increase subscribership to these products would adversely impact our future growth.

We may not achieve our projections for adoption of our products by targeted enterprise clients.

We anticipate that a significant portion of our future revenue will be generated from sales to larger businesses. Our enterprise sales team targets larger companies that will purchase multiple licenses for our database products, for redistribution of our data to their employees or clients, or for remarketing their own products. If we fail to achieve our targeted adoption rates by enterprise clients, our operating results would be harmed.

We may not achieve our projections for adoption of our new products by new and existing clients.

We made significant investments in 2005 and 2006 to expand our database and develop the Onvia Business Builder and Onvia Navigator research tools and we plan to launch additional content and tools in 2007 and beyond. We expect to see an increase in retention rates for our existing clients because of the added features in these new products and an increase in new customer acquisition as a result of the launch of these products. Adoption of these products by new and existing clients may not be consistent with our estimates.

We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

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

We do not own or create the content distributed to our vendors in the form of requests for proposal and related information. We aggregate this information from various public data sources and we do not have an exclusive right to this content. We cannot ensure that these data sources will continue to be available in the future. Moreover, public disclosure laws, which require governmental entities to produce bid information directly to members of the public, may negatively impact our business and reduce the value of our services to our clients. Governmental entities and other third parties could terminate their contracts to provide data or restrict the distribution of such data. The loss or the unavailability of our data sources in the future, or the loss of our right to distribute some of the data sources, would harm our business.

If we cannot effectively satisfy our clients across all our targeted industry verticals, we may decide to target fewer industries, and as a result, may lose clients.

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

Our competitors may develop web sites that are more sophisticated than ours, with better online tools, or service and product offerings superior to ours. For these and other reasons, our competitors’ web sites may achieve greater acceptance than ours, limiting our ability to gain market share and client loyalty and to generate sufficient revenue to achieve profitability. We may be required to increase our source coverage due to competitive pressures, and we may be required to add additional resources to our research team to offset these competitive pressures, which would increase our cost of sales.

Risks related to our new product strategy

We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of these tools and products.

We expect to introduce new content products in 2007 that will complement our current suite of products. If client acceptance and adoption of these new products is below our expectations, our projected growth rates may not be achieved, and our financial results would be harmed. We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content. If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond their anticipated launch dates, our projected growth rates may not be achieved.

We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings.

We continue to adopt more efficient content collection methods which allow us to increase our content collection without significantly increasing our cost of revenue. We will need to identify cost effective sources and develop efficient collection processes for new content types required to support our new product development plan. If we are unable to find new ways to collect content efficiently, and aggregate new content types in a cost effective manner, our gross margins may decrease.

We have invested significant capital into the development of new products, such as Onvia Business Builder and Onvia Navigator, and if new products fail to meet expectations we may not achieve our anticipated return on these investments.

Onvia Business Builder was launched in July 2005 and Onvia Navigator was launched in April 2006 and we have been pleased with the adoption of these products. We expect to launch additional new products in 2007 and expect to see continued increases in adoption of Onvia Business Builder and Onvia Navigator throughout 2007 and beyond. If adoption of these and other new product introductions is not consistent with our expectations, we will not see the expected return on these investments.

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

We plan to implement price increases to some of our existing products in 2007 and we will be required to develop new pricing strategies for planned new product launches in 2007. If existing clients do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales staff is unable to communicate the value of the products, new client adoption and existing client retention would be adversely impacted.

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

To increase revenue, we will need to continue to attract new clients and improve retention of existing clients and expand our service offerings. We expect operating expenses in 2007 to be relatively flat compared to 2006; however, we expect to increase revenues through more efficient and effective marketing and sales processes. If we are unable to generate expected efficiencies in our sales and marketing efforts, we may be required to increase expenses, which would extend the timeline to achieve profitability in the future.

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

Our stock price has fluctuated significantly in the past and could fluctuate significantly in the future in response to various factors, some of which are beyond our control.

Factors which may cause fluctuations in Onvia’s stock price include:

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

• actual or anticipated changes in governmental spending;

• sales, repurchases or splits of our common stock;

• general market conditions; and

• other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ Global Market and the market for Internet and technology companies in particular, have experienced extreme price fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry conditions may materially and adversely affect our stock price, regardless of our operating performance.

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

Changes in accounting and reporting policies or practices could increase our net loss, and such increases may be independent of changes in our operations. These increases in reported net losses could cause our stock price to decline. For example, beginning January 1, 2006, we were required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which required us to record an operating expense charge associated with the calculated fair value of new and outstanding stock options and purchases under our employee stock purchase plan. We incurred approximately $1.2 million in operating expenses in 2006 as a result of adopting this Statement. If other changes in accounting and reporting policies or practices are made in the future, these changes may also impact our reported operating results and the price of our stock.

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

Our new Onvia Business Builder and Onvia Navigator research tools and future product offerings will place additional demands on our network and on our database. We add thousands of records to our database each day, which has required us to expand the storage capacity of our database. As part of the $5 million strategic investment in new products approved by our Board of Directors at the end of 2004, we believe we addressed the immediate and near term database and storage requirements of our expanding database. However, if new content types or product introductions change current network and database requirements or if growth in our client base exceeds our expectations, we may be required to make significant investments to upgrade our systems to accommodate such changes, which could negatively impact our cash flows and results of operations. We may not be successful in our efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network traffic may discourage potential clients from using our network.

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

In the past we have identified a number of entities that have redistributed our proprietary information without our authorization and against our terms of use. We have been and will continue to be aggressive about monitoring and combating such unauthorized use, and are considering technological avenues for blocking such users from our database. However, if we fail to effectively combat such unauthorized use, our business could be harmed.

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

Onvia is defending against the litigation matters as detailed in the legal proceedings section in Item 3 of Part I of this report. We have directors and officers insurance of $30 million that would cover defense costs and any award or settlement, less our deductible of $250,000, in the securities class action suit; however, our directors and officers policy does not cover defense costs, awards or settlements under the unsolicited facsimile suit. While we believe we have strong defenses in both cases, we cannot be certain that the outcome of either case will be favorable to Onvia. A settlement or award in these or other potential suits could negatively impact our operating results. It is also possible that defense of these and future claims may result in a significant diversion of management attention.

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

Available Information

Onvia files with and furnishes to the Securities and Exchange Commission ("SEC") periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and other information, along with amendments to such reports. Onvia’s SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that the Company files with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Onvia’s annual report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are available on the “About Onvia” section of the Company’s website at www.onvia.com as soon as reasonably practicable after they file them with, or furnish them to, the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Onvia’s headquarters are located in Seattle, Washington, where the Company leases 29,785 square feet in two floors of a four-story office complex. As of January 1, 2007, Onvia is fully utilizing the 29,785 square feet and believes the space is adequate to meet current and near term capacity requirements. The lease expires in April 2010.

In September 2006, Onvia entered into an amended lease on its corporate headquarters building, reducing its lease obligation by 49,215 square feet. The amendment coincided with a direct lease between Onvia’s landlord and the Bill and Melinda Gates Foundation (“Gates”) to lease all of its previously idle office space in this building. Onvia retains 29,785 square feet in the same building through April 2010 subsequent to the amendment. Onvia’s total future lease obligation decreased by approximately $3.2 million as a result of the lease amendment.

In August 2006, Onvia’s lease of approximately 19,000 square feet on its former corporate headquarters in Seattle, Washington expired. This space had been subleased to another party and the sublease also expired in August 2006. Onvia has no further obligation on this space.

ITEM 3. LEGAL PROCEEDINGS

Class Action Securities Litigation

During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (“CSFB”). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, a lead plaintiff was appointed, and the consolidated complaint was filed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (“IPO”) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorneys’ fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. This action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 13, 2004, the Court certified a class in six of the approximately 300 other actions (the “focus cases”). In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Onvia case.

In June 2003, Onvia, along with most of the companies named as defendants in this litigation, approved a settlement agreement negotiated among plaintiffs, underwriters, and issuers. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed a petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, the settlement, if it receives final approval by the Court, provides for a release of Onvia and the individual defendants for the conduct alleged in the action to be wrongful. Onvia would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Onvia may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006 JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JPMorgan settlement, or $212.5 million. Therefore, if the JPMorgan preliminary agreement to settle is preliminarily and then finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JPMorgan preliminary agreement.

It is anticipated that any potential financial obligation of Onvia to plaintiffs pursuant to the terms of the issuer’s settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of any insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Onvia. If material limitations on the expected recovery of the potential financial obligation to the plaintiffs from Onvia’s insurance carriers should arise, Onvia’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is preliminarily and then finally approved, Onvia’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and Onvia is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Class Action Faxing Litigation

On February 3, 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. We send facsimiles to customers with whom we have an existing business relationship, or to vendors with whom our agency partners have an existing relationship. The parties reached a settlement on April 28, 2006, which was preliminarily approved by the court on July 13, 2006. Under the settlement agreement, Onvia has no liability, but Onvia has agreed to assign its rights and claims under its general commercial liability insurance to the plaintiff class. We received final court approval on the settlement agreement on November 19, 2006. Onvia’s commercial insurance company St. Paul Fire and Marine Insurance Company appealed the final court approval of the settlement. The outcome of the appeal will not impact Onvia’s release under the settlement agreement.

On or around July 28, 2006, Onvia’s commercial insurance company St. Paul Fire and Marine Insurance Company filed a complaint for declaratory relief against Onvia and Responsive Management Systems in the United States District Court for the Western District of Washington. St. Paul is seeking determination that it owes no duty to defend Onvia in the lawsuit brought by Responsive Management Systems and that it has no coverage obligation under our commercial insurance policy. Onvia was dismissed from this declaratory action on March 7, 2007.

Onvia considers this matter closed.

Potential Future Litigation

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Michael D. Pickett	59	Chief Executive Officer, President and Chairman of the Board
Irvine N. Alpert	55	Executive Vice President
Matthew S. Rowley	43	Chief Information Officer
Peter W. Noble	43	Senior Vice President of Sales
Teri L. Wiegman	48	Vice President of Marketing
Michael S. Balsam	39	Vice President of Products
Cameron S. Way	35	Chief Accounting Officer

Michael D. Pickett has served as Chief Executive Officer and Chairman of the Board of the Company since April 2001. Mr. Pickett has also served as President of the Company since September 2004.

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

Matthew S. Rowley has served as Chief Information Officer of the Company since July 2001. Prior to becoming Chief Information Officer of the Company, Mr. Rowley served as Vice President of Development from June 2001 to July 2001, Director of Site Development from December 2000 to June 2001, and Development Manager from August 2000 to December 2000. From November 1999 to August 2000, Mr. Rowley served as Director of Electronic Commerce of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by Onvia in September 2000. From May 1999 to November 1999, Mr. Rowley was Director of Electronic Commerce Operations of Multiple Zones International, a direct reseller of name-brand information technology products and services to small to medium businesses. Mr. Rowley holds a Bachelor of Arts in History from Seattle Pacific University.

Peter W. Noble served as Senior Vice President of Sales of the Company since July 2005. From October 2001 to June 2005, Mr. Noble was Regional Vice President with Gartner, Inc., a provider of research and analysis on the global IT industry. Mr. Noble holds a Bachelor of Arts in Business Administration from University of Puget Sound.

Teri L. Wiegman served as Vice President of Marketing of the Company from March 2005 until her departure in January 2007. Ms. Wiegman continues to serve as an independent consultant for the Company. From May 2002 to March 2005, Ms. Wiegman was a consultant with The Resonance Group, working with clients Hewlett-Packard and Microsoft. From January 1999 to October 2001, Ms. Wiegman served as Vice President of Marketing for Content Technologies, makers of MIMEsweeper email security software. Ms. Wiegman holds a Bachelor of Science in Communications from University of Idaho.

Michael S. Balsam served as Vice President of Products and Services of the Company since January 2005. Prior to becoming Vice President, Mr. Balsam served as Director of Product Management since November 2002. From June 2001 to November 2002, Mr. Balsam served as a Product Marketing Manager with the Company. Mr. Balsam holds a Bachelor of Science in Zoology from University of New Hampshire.

Cameron S. Way has served as Chief Accounting Officer of the Company since January 2003. Mr. Way served as Controller from September 2001 to June 2005, Assistant Controller from December 2000 to September 2001, and finance manager from August 1999 to December 2000. Mr. Way was an audit manager with PricewaterhouseCoopers LLP from January 1999 to August 1999 prior to joining the Company. Mr. Way holds a Bachelor of Arts from Claremont McKenna College.

There are no family relationships between any directors or executive officers of the Company.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Onvia common stock trades on the NASDAQ Global Market under the symbol ONVI. The table below lists the high and low closing prices per share of Onvia’s common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ Global Market.

	Closing Price Range
	of Common Stock
	High	Low
Year ended December 31, 2005
First Quarter	$6.24	$5.06
Second Quarter	5.18	4.10
Third Quarter	5.32	4.90
Fourth Quarter	5.30	4.03

Year ended December 31, 2006
First Quarter	$6.42	$4.10
Second Quarter	5.93	4.85
Third Quarter	5.35	4.93
Fourth Quarter	6.19	5.02

Holders

As of March 1, 2007, there were approximately 521 holders of record of Onvia common stock. The number of recordholders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to the section entitled “Equity Compensation Plan Information” in the Proxy Statement for our Annual Meeting of Stockholders to be filed not later than April 30, 2007.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Price Performance Graph

The following graph compares the cumulative total return to shareholders on Onvia’s common stock during the five years ending December 31, 2006 to the cumulative total returns on the NASDAQ Composite Index and the AMEX Interactive Week Internet Index. The comparison assumes $100 was invested on December 31, 2001 in shares of Onvia’s common stock and in each of the indices shown. The stock price performance shown on the following graph is not necessarily indicative of future performance of Onvia’s common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
FAS 123R requires companies to estimate expected volatility over the expected term of the options granted. Management has primarily used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock for purposes of estimating the fair value of options granted during 2006; however, management also considered the volatility of the common stock of other companies with business models similar to Onvia’s to the extent necessary given the expected life of the options. Prior to adoption of FAS 123R, Onvia’s expected volatility was calculated in a similar manner.

The following selected consolidated financial data for the fiscal years ended December 31 for the years presented should be read in conjunction with the consolidated financial statements and related notes of Onvia and its subsidiaries included in this and previous Annual Reports on Form 10-K, as well as the section of this and previous reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$16,739	$14,714	$13,076	$9,991	$7,234
Gross margin	13,344	11,433	11,434	8,815	5,885
Noncash stock-based compensation (1)	1,258	84	10	408	1,377
Idle lease accrual and restructuring charges (2)	(67)	1,228	916	2,021	6,243
Total operating expenses	19,840	19,095	15,827	17,408	26,547
Loss from operations	(6,496)	(7,662)	(4,393)	(8,593)	(20,662)
Net loss before cumulative effect of change in accounting principle	(5,544)	(6,920)	(3,900)	(7,913)	(19,280)
Cumulative effect of change in accounting principle	-	-	-	-	(16,468)
Net loss	$(5,544)	$(6,920)	$(3,900)	$(7,913)	$(35,748)
Unrealized gain (loss) on available-for-sale securities	17	8	(31)	-	-
Comprehensive loss	$(5,527)	$(6,912)	$(3,931)	$(7,913)	$(35,748)
Basic and diluted net loss per common share	$(0.70)	$(0.89)	$(0.51)	$(1.03)	$(4.66)
Basic and diluted weighted average shares outstanding	7,888	7,814	7,720	7,678	7,673

(1)	Noncash stock-based compensation increased in 2006 as a result of the adoption of SFAS 123R on January 1, 2006.
(2)
The net annual reduction in idle lease charges in 2006 represents the difference between Onvia’s original sublease estimates and the actual negotiated terms included in the lease amendment negotiated in September 2006.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,435	$20,540	$27,944	$30,382	$38,603
Long-term investments, net of currrent portion	1,478	-	-	2,001	-
Total assets	23,991	28,635	36,030	39,866	47,198
Idle lease and restructuring accrual, including current portion	3,779	6,538	7,451	9,061	10,187
Total liabilities	14,396	15,001	15,459	15,681	15,540
Total stockholders' equity	9,595	13,634	20,571	24,185	31,658
Cash distribution per share	$-	$-	$-	$-	$3.90

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

Management Overview

Beginning in 2005, Onvia developed a strategic plan designed to differentiate the Company within the public-sector information marketplace with the long-term objective of consistent revenue growth and increasing return on investment. In 2005 we launched the Onvia Dominion® database, a comprehensive resource for government agency research, agency buyer history, competitive intelligence, and government project histories unavailable elsewhere in the marketplace. Onvia’s product line expanded to include Onvia Business Builder, our flagship market intelligence product, along with the original Onvia Guide lead notification product.

Consistent with the strategic plan, we successfully executed initiatives in 2006 intended to accelerate revenue growth, including new product releases, improving the execution of our sales force and improvements in client retention rates. During 2006 we launched a new database search tool, Onvia Navigator, which allows clients to easily identify market opportunities within the database and search the contents of the related specification documents. Nearly 34% of our client base has purchased one of our new products, Onvia Business Builder or Onvia Navigator, since launch.

The next stages of our strategic plan will be executed over the next three years. The current phase of the Company’s strategic plan focuses on new product releases, continued improvement in all aspects of sales and marketing, and constant focus on efficiency in 2007.

Management evaluates four key operating metrics, among others, to assist in the evaluation of Onvia’s operating performance, and believes these metrics provide a means to compare our business with other businesses in the information industry. The operating metrics used to measure our two business channels are as follows: number of clients, annual contract value, annual contract value per client, and quarterly contract value per client.

During 2006 we announced that we were discontinuing our county-level product, and during the third quarter of 2006 we made a change to our client metrics. County clients have an average contract value of $62 per client, and in the aggregate, represent less than 1% of total contract value. Because our county product is not part of our ongoing business, and is inconsequential to our total contract value, we have excluded county clients from our client metrics and historical metrics have been recast to reflect this change.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products. At December 31, 2006 we had approximately 9,200 clients, down from approximately 9,600 at December 31, 2005 and unchanged from September 30, 2006. This decline in the number of clients is almost exclusively due to the loss of metropolitan coverage clients who receive the least amount of content due to their small geographic scope. The value of the non-renewed metropolitan coverage clients represented less than 1% of our annual contract value.

Annual Contract Value (“ACV”)
Annual contract value is the aggregate annual revenue value of our subscription client base. Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients into new and higher valued products. At December 31, 2006, annual contract value was $15.5 million, up 18% compared to $13.1 million at December 31, 2005, and up 4% from $14.9 million at September 30, 2006.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. At December 31, 2006, ACVC was $1,692, compared to $1,371 at December 31, 2005, an increase of 23%, and an increase of 4% compared to $1,629 at September 30, 2006. These increases were driven by increased adoption of Onvia Business Builder and Onvia Navigator and scheduled price increases.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client. QCVC increased to $1,810 in the fourth quarter of 2006 compared to $1,500 in the fourth quarter of 2005, and decreased slightly from $1,823 during the third quarter of 2006. Quarterly contract value per client was slightly lower than in the third quarter of 2006 due to a higher number of Onvia Guide products sold in the fourth quarter. The Onvia Guide is Onvia’s lower cost entry level lead notification product, and its users represent an excellent opportunity for expansion into our higher valued, new product offerings.

In 2006, we increased revenue 14% to $16.7 million, compared to $14.7 million in 2005, as a result of increases in ACVC. Gross margin improved to 80% in 2006, compared to 78% in 2005, as a result of efficiencies in our research group. Operating expenses increased 4% to $19.8 million, compared to $19.1 million in 2005, primarily as a result of planned growth in our sales organization and increased selling expenses as a result of increased sales during 2006 and increases in noncash stock-based compensation as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“FAS 123R”). Net loss decreased 20% to $5.5 million in 2006, compared to $6.9 million in 2005. Net loss per share decreased 21% to $0.70 in 2006, compared to $0.89 in 2005.

Cash used in operations decreased 45% to $3.6 million in 2006, compared to $6.6 million in 2005, primarily due to increased sales during 2006. Year over year, unearned revenue increased 41% to $8.8 million at December 31, 2006, compared to $6.3 million at December 31, 2005. Unearned revenue represents the unrecognized value of paid or billed client subscriptions and content license contracts.

In the fourth quarter of 2006, we leased all of our idle office space through the remainder of our lease, which expires in April 2010. A direct lease between our landlord and The Bill and Melinda Gates Foundation (“Gates”) resulted in an amendment of Onvia’s lease, effective January 1, 2007, reducing our lease obligation by 49,215 square feet, leaving us with 29,785 square feet. The lease of this idle space decreases our future lease obligation by approximately $3.2 million over the remaining term of the lease. The remaining idle lease accrual of $3.8 million represents the difference between Onvia’s original contractual obligation on the 49,215 square feet and the rates negotiated in the direct lease between our landlord and Gates.

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

Revenue Recognition

Our revenues are primarily generated from client subscriptions and content licenses. Subscription revenues are generally prepaid at the beginning of the subscription term and we offer annual, quarterly and monthly payment options. We also offer, on a limited basis, extended multi-year contracts to our subscription clients. Content licenses are generally multi-year agreements and are typically invoiced on a monthly or quarterly basis. Subscription fees and content licenses are recognized ratably over the term of the agreement. Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date. We also generate revenue from fees charged for document download services, informational reports and list rental services and revenue from these services are recognized upon delivery.

Internal Use Software

We account for the costs to develop or obtain software for internal use in accordance with Statement of Position No. 98-1 ("SOP 98-1"), Accounting for Costs of Computer Software Developed for or Obtained for Internal Use. As a result, we capitalize qualifying computer software costs incurred during the “application development stage.” Amortization of these costs begins once the product is ready for its intended use. These capitalized software costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Noncash Stock-Based Compensation

On January 1, 2006, we adopted the provisions of FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted. Please refer to the discussion of valuation assumptions in Note 2 to the consolidated financial statements for additional information on the estimation of these variables. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Lease Obligations

In September 2006, we entered into an amended lease on our current corporate headquarters building, reducing our lease obligation by 49,215 square feet effective January 1, 2007. We recorded a net decrease to operating expenses of $67,000 in the year ended December 31, 2006 to adjust our estimated idle lease accrual to the actual remaining obligation pursuant to the terms of the amended lease. Idle lease charges in the years ending December 31, 2005 and 2004 were $1.2 million and $916,000, respectively. Our remaining idle lease accrual of $3.8 million at December 31, 2006 represents the difference between our original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between Gates and our landlord for the remainder of our lease term. The balance of the accrual will be paid out through the remainder of our lease term, which runs through April 2010.

In August 2006 our lease on 19,000 square feet of office space in a former corporate facility in Seattle, Washington expired. This space had been subleased to another party and the sublease also expired in August 2006. We have no further obligation on this space.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts and content licenses once we have a signed agreement and an invoice has been created. We do not record a receivable for the unbilled portion of our enterprise contracts or content licenses. As of December 31, 2006 and 2005, the unbilled portion of enterprise contracts and content licenses was approximately $3.1 million and $2.5 million, respectively. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses.

Contractual Obligations

Future required payments under contracts, excluding operating expenses for our lease obligations, as of December 31, 2006 are as follows for the periods specified:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$5,411	$1,593	$3,818	$-	$-
Other operating lease obligations (1)	59	20	39	-	-
Purchase obligations (2)	361	361	-	-	-
Total	$5,831	$1,974	$3,857	$-	$-

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

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Year ending December 31,
	2006		2005		2004
Revenue	$16,739	100.0%	$14,714	100.0%	$13,076	100.0%
Cost of revenue	3,395	20.3	3,281	22.3	1,642	12.6
Gross margin	13,344	79.7	11,433	77.7	11,434	87.4

Sales and marketing expenses	11,712	70.0	10,347	70.3	9,037	69.1
Technology and development expenses	4,215	25.2	4,036	27.4	2,622	20.1
General and administrative expenses	3,980	23.7	3,484	23.7	3,252	24.9
Restructuring charges	(67)	(0.4)	1,228	8.3	916	7.0
Total operating expenses	19,840	118.5	19,095	129.7	15,827	121.1

Other income, net	952	5.7	742	5.0	493	3.8

Net loss	$(5,544)	(33.1%)	$(6,920)	(47.0%)	$(3,900)	(29.9%)

Comparison of Years Ended December 31, 2006 and 2005

Revenue and Cost of Revenue
Revenue increased 14% to $16.7 million for the year ended December 31, 2006, compared to $14.7 million for the year ended December 31, 2005. The increase is primarily driven by an increase in ACVC, which is attributable to increased adoption of our Onvia Business Builder and Onvia Navigator products, upgrading clients into higher valued products and scheduled price increases. If adoption of Onvia Business Builder and other anticipated new products is consistent with our expectations, we expect to continue to see improvement in our ACV as well as an increase in client retention rates in future periods.

Cost of revenue increased 3% to $3.4 million, or 20.3% of revenue, for the year ended December 31, 2006, compared to $3.3 million, or 22.3% of revenue, for the year ended December 31, 2005. Our cost of revenue consist primarily of payroll related expenses associated with collecting, categorizing and publishing our content, and also include third party content fees and credit card processing fees. Third party content and credit card processing fees were approximately $995,000 and $1.1 million for the years ended December 31, 2006 and 2005, respectively. Cost of revenue increased in total due in part to an increase of $235,000 in payroll related expenses as a result of headcount growth in our research team. Weighted average headcount on our research team was 53 during 2006, compared to 43 during 2005. The headcount increase resulted from increased information requirements for new product introductions. This increase was partially offset by a decrease of $157,000 in third party content fees as a result of the expiration and renegotiation of content contracts. We expect to see a comparable increase in cost of revenue in 2007, as we add additional content and new products to our offering.

Sales and Marketing
Sales and marketing expenses were $11.7 million, or 70.0% of revenue, and $10.3 million, or 70.3% of revenue, for the years ended December 31, 2006 and 2005, respectively, representing an increase of $1.4 million, or 13%. The increase in total is attributable in part to an increase of $1.9 million in payroll-related expenses due to planned increases in headcount, increases in commissions due to higher sales in 2006 and normal merit increases. Weighted average headcount in our sales and marketing teams was 91 in 2006, compared to 77 in 2005. We also saw increases of $443,000 in stock-based compensation related to the adoption of FAS 123R, $334,000 in allocated expenses due to growth in headcount, and $141,000 in telecom expenses primarily attributable to the increased use of web conferencing under our new sales methodology. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments. These increases were partially offset by a decrease of $1.3 million in marketing-related expenses due to a decrease in direct marketing expenses as a result of the implementation of a new sales methodology, and a decrease of $93,000 in consulting expenses. Consulting expenses incurred during 2005 related to fees to assist in the implementation of the new sales methodology and these fees were not incurred during 2006.

Technology and Development
Technology and development expenses were $4.2 million, or 25.2% of revenue, and $4.0 million, or 27.4% of revenue, for the years ended December 31, 2006 and 2005, respectively, representing an increase of $179,000, or 4%. The increase in total is attributable to increases of $81,000 in payroll related expenses due to normal performance-based increases and increases in recruiting fees for new hires, an increase of $80,000 in stock-based compensation expense due to adoption of FAS 123R, and an increase of $48,000 in amortization of software maintenance and license fees and other allocated expenses. Weighted average headcount in this group was 33 in 2006, compared to 35 in 2005. Capitalization of internally developed software costs increased by $29,000 in 2006 compared to 2005, partially offsetting the increases in total expenses discussed above.

General and Administrative
General and administrative expenses were $4.0 million, or 23.7% of revenue, and $3.5 million, or 23.7% of revenue, for the years ended December 31, 2006 and 2005, respectively, representing an increase of $496,000, or 14%. The increase in total was primarily attributable to increases of $625,000 in stock-based compensation due to the adoption of FAS 123R, and $52,000 in payroll-related expenses due to normal performance-based salary increases, and increases in contract labor and consultants. Weighted average headcount in this group was 11 in both 2006 and 2005. These increases were partially offset by a decrease of $62,000 in recruiting fees due to fewer senior management hires in 2006, $56,000 in travel-related expenses due to a reduction in travel, and $39,000 in insurance expenses due to a reduction in our insurance premiums.

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

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest; therefore, stock-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures as well as expected future activity.

Onvia’s Savings and Retirement Plan (the “Retirement Plan”) has a provision to allow a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. Matching contributions are made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. Matching contributions were authorized for both the 2005 and 2006 plan years. Stock-based compensation expense associated with this match was $94,051 and $69,895 for the years ending December 31, 2006 and 2005, respectively.

We recorded $1.3 million and $84,000 of noncash stock-based compensation expense for the years ended December 31, 2006 and 2005, respectively.

Idle Lease Charges
Onvia recorded a net decrease to operating expenses of $67,000 in the year ended December 31, 2006 to adjust our estimated idle lease accrual to the actual remaining obligation pursuant to the terms of the amended lease. Our remaining idle lease accrual of $3.8 million at December 31, 2006 represents the difference between our original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between Gates and our landlord for the remainder of the lease term. The balance of the accrual will be paid out through the remainder of the lease term, which runs through April 2010. Please refer to the discussion under “Lease Obligations” above for a discussion of the adjustment to the idle lease accrual in 2006 and 2005.

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2006 by type (in thousands):

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2006	of Sublease	December 31,
	2005	Reduction	Income	2006
Real estate and other exit costs	$6,538	$(67)	$(2,692)	$3,779

Interest and Other Income, Net
Net interest and other income consists of interest earned on our investment accounts, letter of credit fees associated with our security deposits and other miscellaneous income. Net interest and other income was $952,000 and $742,000 for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 is primarily attributable to an increase in short term interest rates compared to 2005. Other income in 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer.

Net Loss, Net Loss per Share and Comprehensive Loss
Net loss decreased by 20% to $5.5 million for the year ended December 31, 2006, or $0.70 per share, compared with a loss of $6.9 million, or $0.89 per share, for the year ended December 31, 2005. The decrease in net loss is primarily related to increases in revenue, and improvement in gross margin, as well as the impact of the $67,000 reduction to our idle lease accrual compared to an increase in the accrual of $1.2 million in 2005. These improvements were offset by the increase in stock-based compensation as discussed above. Comprehensive loss was $5.5 million and $6.9 million for the years ended December 31, 2006 and 2005, respectively.

Provision for Income Taxes
We have incurred net operating losses from March 25, 1997 (inception) through December 31, 2006, and therefore have not recorded a provision for income taxes. At December 31, 2006 and 2005, we had net operating loss carryforwards for tax purposes of $252.8 million and $246.9 million, respectively. These loss carryforwards are available to reduce future taxable income and expire at various dates beginning in 2007 through 2026. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Comparison of Years Ended December 31, 2005 and 2004

Revenue and Cost of Revenue
Revenue increased 13% to $14.7 million for the year ended December 31, 2005, compared to $13.1 million for the year ended December 31, 2004. The increase was primarily driven by an increase in ACV attributable to adoption of our Onvia Business Builder product and upgrading clients to our higher value products.

Cost of revenue increased 100% to $3.3 million, or 22.3% of revenue, for the year ended December 31, 2005, compared to $1.6 million, or 12.6% of revenue, for the year ended December 31, 2004. Third party content and credit card processing fees were approximately $1.1 million and $537,000 for the years ended December 31, 2005 and 2004, respectively. Cost of revenue increased in total and as a percentage of revenue due in part to an increase of $991,000 in payroll related expenses as a result of headcount growth in our research team and normal merit increases. Weighted average headcount on our research team was 43 during 2005, compared to 24 during 2004. The headcount increase resulted from increased information requirements for new product introductions. In addition, we saw an increase of $682,000 in third party content fees as a result of new agreements to supplement our content for new product introductions.

Sales and Marketing
Sales and marketing expenses were $10.5 million, or 71.3% of revenue, and $9.0 million, or 69.1% of revenue, for the years ended December 31, 2005 and 2004, respectively, representing an increase of $1.5 million, or 16%. The increase in total and as a percentage of revenue is attributable in part to an increase in headcount and commissions in our sales and marketing teams, which resulted in an increase of $991,000 in payroll expenses in 2005. Weighted average headcount in our sales and marketing teams was 77 in 2005, compared to 67 in 2004. We also experienced increases of $441,000 in marketing related expenses attributable to the launch of Onvia Business Builder in the third quarter of 2005, $116,000 in consulting expenses related to the development of a new consultative sales methodology, and an increase of $67,000 in travel related expenses due to growth in and increased travel by the sales teams. These increases were offset by a decrease of $242,000 in allocated expenses; although headcount increased compared to the prior year in our sales and marketing teams, it decreased as a percentage of total headcount due to higher growth in our research and technology teams, resulting in a smaller allocation of these expenses.

Technology and Development
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

General and Administrative
General and administrative expenses were $3.5 million, or 23.7% of revenue, and $3.3 million, or 24.9% of revenue, for the years ended December 31, 2005 and 2004, respectively, representing an increase of $232,000, or 7%. The increase is partially attributable to an increase in amortization of capitalized software costs of $136,000 as a result of the launch of Onvia Business Builder and the launch of other internally developed software during the year. We also experienced an increase of $99,000 in payroll related expenses in this group as a result of normal merit increases and a fractional increase in weighted average headcount in this group during 2005 compared to 2004. Business taxes increased $84,000 in 2005 as a result of the increase in revenue over the prior year, professional services increased $83,000 due primarily to an increase in legal fees incurred in defense of the faxing lawsuit, and training and strategic planning expenses increased $62,000 as a result of a new management training program and expenses associated with our new product launch. These increases were partially offset by a decrease of $143,000 in recruiting expenses and a decrease of $94,000 in insurance expenses. Recruiting fees were higher in 2004 because of searches to fill vacancies on our Board of Directors and retainer fees paid for other senior management positions. The Board of Directors vacancies were filled in 2004 and we did not incur these expenses in 2005 and a majority of the retainer fees for senior management searches were paid in 2004. The decrease in insurance expenses is due to a reduction in our directors and officers (“D&O”) insurance premiums. Our D&O policy renews in March each year and premiums were significantly higher in January and February of 2004.

Noncash Stock-Based Compensation
Prior to the adoption of FAS 123R on January 1, 2006, we elected to account for our employee and director stock-based awards under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, for employee and director options, unearned stock compensation was recorded as the excess, if any, of the fair market value of the underlying common stock at the date of grant over the exercise price of the options. These amounts were amortized on an accelerated basis over the vesting period of the option, typically four or five years. We applied the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based awards to those other than employees and directors.

In January 2005, Onvia’s Savings and Retirement Plan (the “Retirement Plan”) was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. Matching contributions are made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. Stock compensation associated with this match was $69,895 in 2005.

We recorded $84,239 and $9,593 of noncash stock-based compensation expense for the years ended December 31, 2005 and 2004, respectively.

Idle Lease Charges
During the year ended December 31, 2005, we recorded net restructuring charges of $1.2 million, compared to $916,000 for the year ended December 31, 2004. Restructuring charges recorded during 2005 and 2004 related entirely to contractual obligations and operating expenses on our lease arrangements and estimated broker fees associated with the assumed sublease of our idle office space based on information available at the time of the estimate.

The following table displays rollforwards of the accruals included in the restructuring charge through December 31, 2005 by type (in thousands):

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2005	of Sublease	December 31,
	2004	Charges	Income	2005
Real estate and other exit costs	$7,451	$1,228	$(2,141)	$6,538

Interest and Other Income, Net
Net other income was $742,000 and $493,000 for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 is primarily attributable to an increase in short term interest rates compared to 2004. The increase in 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer.

Net Loss, Net Loss per Share and Comprehensive Loss
Net loss increased by 77% to $6.9 million for the year ended December 31, 2005, or $0.89 per share, compared with a loss of $3.9 million, or $0.51 per share, for the year ended December 31, 2004. The increase is primarily attributable to the increase in costs of revenues and operating costs as a result of the implementation of our growth strategy in 2005, combined with an increase in our idle lease accrual. Other comprehensive loss was $6.9 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively. Other comprehensive gain of $8,000 in 2005 and other comprehensive loss of $31,000 in 2004 represent unrealized gains and losses, respectively, on available-for-sale investments.

Provision for Income Taxes
We have incurred net operating losses from March 25, 1997 (inception) through December 31, 2006, and therefore have not recorded a provision for income taxes. At December 31, 2005 and 2004, we had net operating loss carryforwards for tax purposes of $246.9 million and $236.3 million, respectively. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash, cash equivalents and short-term investments were $14.4 million at December 31, 2006, and our working capital was $4.9 million. From December 31, 2005 to December 31, 2006, our cash, cash equivalents and short-term investments decreased $6.1 million, partially due to the purchase of $1.5 million in long-term investments and partially due to planned increases in our sales force and the development of new products. We also used approximately $2.7 million on net payments for our idle office space leases. In September 2006 we entered into an amended office lease on our current corporate headquarters building which reduces our square footage in the building by 49,215 square feet and reduces our future lease obligation over the remaining term by approximately $3.2 million. Our total remaining contractual obligation on the operating lease for our corporate headquarters is $5.4 million, excluding operating costs. This amount will be paid over the remaining term, which expires in April 2010.

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

We expect to increase revenue from current operations by improving retention rates for our existing clients and increasing our ACV through a combination of expansion of our product offering, and scheduled price increases. ACVC at December 31, 2006 was $1,692, compared to $1,371 at December 31, 2005, representing an increase of 23%. The increase over the previous year is primarily attributable to sales of our new Onvia Business Builder and Onvia Navigator products, which have a higher price-point than our entry-level Onvia Guide product, combined with a scheduled price increase that occurred in April 2006.

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

Operating Activities

Net cash used by operating activities was $3.6 million, $6.6 million and $4.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in net cash used in 2006 compared to 2005 was primarily attributable to an increase in cash collected for unearned revenue in 2006 compared to 2005, and a reduction in the payment of prepaid expenses related to timing of payments. These increases were partially offset by planned increases in operating expenses due to the implementation of our growth strategy related to additional headcount and new product introductions.

The increase in cash used in 2005 compared to 2004 is the result of an increase in cost of sales and operating expenses as a result of the strategic investment made during 2005 to develop and launch new products and grow our sales team. Timing differences in the collection of accounts receivable and payments on accounts payable also contributed to the increase in cash used.

Investing Activities

Net cash used in investing activities was $269,000 for the year ended December 31, 2006, compared to net cash provided by investing activities of $12.8 million and $2.4 million for the years ended December 31, 2005 and 2004, respectively.

The change to net cash used in investing activities in 2006 from net cash provided by investing activities in 2005 is primarily due to a decrease in sales and maturities of investments in 2006 compared to 2005 due to timing of investment maturity dates. In addition to the decrease in sales and maturities, we saw an increase in the purchase of property and equipment in 2006 compared to 2005 as a result of additional requirements related to the deployment of new products and build-out of our existing office space to accommodate existing staff in a new floor plan subsequent to the lease amendment. These increases in net cash used were partially offset by the return of our security deposit on our lease for our previous corporate headquarters, which expired in August 2006.

The increase in net cash provided by investing activities in 2005 compared to 2004 is primarily due to an increase in maturities of investments compared to the prior year due to timing of investment maturity dates. Increases in maturities were partially offset by an increase in purchases of new investments, and increases in the purchase of property and equipment and additions to internally developed software as a result of new product development and deployment pursuant to our strategic plan.

Financing Activities

Net cash provided by financing activities was $260,000, $181,000 and $307,000 for the years ended December 31, 2006, 2005 and 2004, respectively. All cash provided by financing activities in 2006, 2005 and 2004 relates to the exercise of stock options and purchases of stock under our employee stock purchase plan.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact adoption of FAS 159 will have on its financial position and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify financial statement misstatements, including misstatements that were not material to prior years' financial statements. Application of this guidance did not have a material impact on our results of operations, financial position, or cash flows.

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

In May 2006 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the event the new pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not have an impact on Onvia’s results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt at December 31, 2006 and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

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

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are currently denominated in U.S. currency. A portion of our net operating losses ("NOLs") are denominated in Canadian dollars. We have recorded a full valuation allowance for the net deferred tax asset associated with these NOLs, because realization of the future tax benefit is not currently likely; therefore, we believe our foreign currency risk exposure associated with these NOLs is insignificant.

Equity Price Risk

We do not own any significant equity instruments and we do not currently have plans to raise additional capital in the equity markets; therefore, our equity price risk is insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive loss, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the index at item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington
March 27, 2007

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,430,178	$12,086,693
Short-term investments, available-for-sale	6,004,955	8,453,574
Accounts receivable, net of allowance for doubtful accounts of $48,157 and $44,397	814,628	789,725
Prepaid expenses and other current assets	780,773	937,905
Security deposits, current portion	-	230,548

Total current assets	16,030,534	22,498,445

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $4,640,545 and $3,805,351	2,145,426	1,929,810
Long-term investments, available-for-sale	1,478,372	-
Security deposits, net of current portion	3,500,000	3,500,000
Other assets, net	836,772	707,217

Total long term assets	7,960,570	6,137,027

TOTAL ASSETS	$23,991,104	$28,635,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$455,229	$827,719
Accrued expenses	1,107,361	1,152,980
Idle lease accrual, current portion	1,070,884	3,350,109
Unearned revenue, current portion	8,481,060	6,100,799
Deferred rent, current portion	28,563	3,677

Total current liabilities	11,143,097	11,435,284

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	2,708,331	3,187,626
Unearned revenue, net of current portion	359,377	159,833
Deferred rent, net of current portion	185,717	218,791

Total long term liabilities	3,253,425	3,566,250

TOTAL LIABILITIES	14,396,522	15,001,534

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 7,929,153 and 7,836,110 shares issued and outstanding	793	784
Treasury stock, at cost: 32,369 and 45,000 shares	(158,932)	(220,950)
Additional paid in capital	349,174,289	347,749,246
Accumulated other comprehensive loss	(5,604)	(23,022)
Accumulated deficit	(339,415,964)	(333,872,120)

Total stockholders’ equity	9,594,582	13,633,938

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,991,104	$28,635,472
See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Revenue:
Subscription	$14,411,914	$12,961,473	$11,488,533
Content license	2,110,634	1,546,447	1,285,061
Other	215,972	205,951	302,426

Total revenue	16,738,520	14,713,871	13,076,020

Cost of revenue (including stock based compensation of $25,063, $0 and $0)	3,394,612	3,281,070	1,642,241

Gross margin	13,343,908	11,432,801	11,433,779

Operating expenses:
Sales and marketing (including stock-based compensation of $477,533, $34,603 and $0)	11,712,294	10,346,978	9,037,395
Technology and development (including stock-based compensation of $103,927, $23,764 and $0)	4,215,098	4,036,168	2,622,055
General and administrative (including stock-based compensation of $651,338, $25,872 and $9,593)	3,979,526	3,483,135	3,251,522
Idle lease expense	(66,691)	1,228,160	915,637

Total operating expenses	19,840,227	19,094,441	15,826,609

Loss from operations	(6,496,319)	(7,661,640)	(4,392,830)

Interest and other income, net	952,475	741,921	492,768

Net loss	$(5,543,844)	$(6,919,719)	$(3,900,062)

Unrealized gain / (loss) on available-for-sale investments	17,418	7,664	(30,686)

Comprehensive loss	$(5,526,426)	$(6,912,055)	$(3,930,748)

Basic and diluted net loss per common share	$(0.70)	$(0.89)	$(0.51)

Basic and diluted weighted average shares outstanding	7,887,989	7,813,996	7,720,198
See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,543,844)	$(6,919,719)	$(3,900,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075,894	832,368	666,134
(Gain) / loss on sale of property and equipment	(2,430)	5,911	(7,758)
Noncash stock-based compensation	1,257,861	84,239	9,593
Change in certain assets and liabilities:
Accounts receivable	(24,903)	(178,532)	(268,016)
Prepaid expenses and other current assets	157,132	(83,712)	(323,001)
Other assets	68,964	193,900	(37,906)
Accounts payable	(372,490)	(108,912)	275,175
Accrued expenses	(76,765)	308,609	56,755
Deferred rent	(8,188)	16,721	29,665
Payments on idle lease accrual, net of sublease income	(2,691,829)	(2,141,787)	(2,525,586)
(Reduction of) / additions to idle lease accrual	(66,691)	1,228,160	915,637
Unearned revenue	2,579,804	170,693	1,025,812

Net cash used in operating activities	(3,647,485)	(6,592,061)	(4,083,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,070,051)	(436,401)	(540,250)
Proceeds from sales of property and equipment	5,192	7,479	7,673
Sales of investments	3,010,000	12,825,000	14,650,000
Maturities of investments	19,060,181	34,860,174	11,110,688
Purchases of investments	(21,082,516)	(33,905,505)	(22,711,465)
Return of security deposits	230,548	-	-
Additions to internally developed software	(422,390)	(571,239)	(100,045)

Net cash (used in) / provided by investing activities	(269,036)	12,779,508	2,416,601

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from purchases under employee stock purchase plan and exercise of stock options	260,006	181,221	307,466

Net cash provided by financing activities	260,006	181,221	307,466

Net (decrease) / increase in cash and cash equivalents	(3,656,515)	6,368,668	(1,359,491)

Cash and cash equivalents, beginning of period	12,086,693	5,718,025	7,077,516

Cash and cash equivalents, end of period	$8,430,178	$12,086,693	$5,718,025

SUPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (gain) / loss on available-for-sale investments	$(17,418)	$(7,664)	$30,686
Issuance of treasury stock for 401K matching contribution	(62,904)	-	-
Treasury stock acquired as settlement of note receivable	-	220,950	-
Accrual of 401K matching contribution in Onvia stock	-	69,895	-
See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common stock		Treasury stock		Additional	Accumulated other	Unearned	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	compensation	deficit	Total

BALANCE, January 1, 2004	7,682,214	$768	-	$-	347,238,607	$-	$(1,968)	$(323,052,339)	$24,185,068

Exercise of stock options	130,137	13			275,319				275,332
Purchases under Employee Stock Purchase Plan	10,376	1			32,133				32,134
Amortization of unearned compensation on stock options							1,968		1,968
Noncash stock-based compensation					7,625				7,625
Unrealized loss on available-for-sale investments						(30,686)			(30,686)
Net loss	-	-	-	-	-	-	-	(3,900,062)	(3,900,062)
BALANCE, December 31, 2004	7,822,727	782	-	-	347,553,684	(30,686)	-	(326,952,401)	20,571,379

Exercise of stock options	42,434	4			122,521				122,525
Purchases under Employee Stock Purchase Plan	15,949	2			58,693				58,695
Treasury stock acquired as settlement of note receivable	(45,000)	(4)	45,000	(220,950)	4		-		(220,950)
Noncash stock-based compensation					14,344				14,344
Unrealized gain on available-for-sale investments						7,664			7,664
Net loss	-	-	-	-	-	-	-	(6,919,719)	(6,919,719)
BALANCE, December 31, 2005	7,836,110	784	45,000	(220,950)	347,749,246	(23,022)	-	(333,872,120)	13,633,938

Exercise of stock options	59,739	6			166,999				167,005
Purchases under Employee Stock Purchase Plan	20,673	2			92,999				93,001
Treasury stock issued for matching retirement plan contributions	12,631	1	(12,631)	62,018	884		-		62,903
Noncash stock-based compensation					1,164,161				1,164,161
Unrealized gain on available-for-sale investments						17,418			17,418
Net loss	-	-	-	-	-	-	-	(5,543,844)	(5,543,844)
BALANCE, December 31, 2006	7,929,153	$793	32,369	$(158,932)	$349,174,289	$(5,604)	$-	$(339,415,964)	$9,594,582

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Note 1: Summary of Significant Accounting Policies

Description of Business
Onvia (together with its subsidiary, “Onvia” or the “Company”) is a primary research company and a provider of business intelligence to business professionals about actionable public sector revenue opportunities. Compiled over the last ten years, Onvia Dominion®, Onvia’s proprietary database of comprehensive, historical and real-time information unavailable elsewhere in the market provides businesses with insight and intelligence on relevant public sector revenue opportunities, which is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Information in Onvia’s database has been collected, formatted and classified by its in-house team of researchers and third party providers so that clients are able to quickly find and analyze information relevant to their businesses.

Basis of consolidation
Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in any of the fiscal years ending December 31, 2006, 2005 or 2004.

Reclassifications
Approximately $151,000 previously reported as sales and marketing expenses for the year ended December 31, 2005 has been reclassified to technology and development expenses to conform to the Company’s current presentation.

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

Revenue recognition
Onvia's revenues are primarily generated from client subscriptions and content licenses. Subscription revenues are generally prepaid at the beginning of the subscription term and are offered with annual, quarterly and monthly payment options. The Company also offers, on a limited basis, extended multi-year contracts to its subscription clients. Content licenses are generally multi-year agreements and are typically invoiced on a monthly or quarterly basis. Subscription fees and content licenses are recognized ratably over the term of the agreement. Unearned revenue consists of payments received for prepaid subscriptions from its non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date. Onvia also generates revenue from fees charged for document download services, informational reports and list rental services and revenue from these services are recognized upon delivery.

Fair value of financial instruments
Onvia’s financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, security deposits, accounts payable, and accrued liabilities. The carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of Onvia's short and long-term investments, which is the amount recorded in the financial statements, is based on market quotes. All investments are classified as available-for-sale, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

Cash and cash equivalents
Onvia considers all highly liquid instruments with remaining maturities of 90 days or less to be cash equivalents.

Short-term and long-term investments
Onvia’s investment portfolio is classified as available-for-sale and is segregated between short-term investments and long-term investments based on the remaining term of the instrument. Except for auction rate securities, the Company classifies investments with remaining maturities of more than three months and less than one year as short-term investments, and investments with remaining maturities of more than one year as long term investments (except auction rate securities). Although auction rate securities have long-term stated maturities, these securities are typically classified as short-term investments, because management’s intention is to liquidate these instruments, if needed, on their stated auction dates, which are typically less than one year. Long term investments are limited to original maturities of no more than thirteen months. Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives. Onvia's investment portfolio consists of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Pursuant to Onvia's investment policy, investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. Interest earned on these securities is included in Interest and other income. Realized gains and losses on investments during the years ended December 31, 2006, 2005 and 2004 were immaterial. Available-for-sale securities are carried at fair value based on quoted market prices, and any unrealized gain or loss on the securities is included in stockholders’ equity and reported in other comprehensive income. The cost of securities sold is calculated using the specific identification method.

Management of credit risk
Onvia is subject to concentration of credit risk, primarily from its investments. Onvia manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.

Property and equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture, and equipment is recorded using the straight-line method over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

The Company periodically evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. As of December 31, 2006, the Company had no impairments.

Internally Developed Software
Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $422,390, $571,239 and $100,045 in internally developed software costs during the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Amortization related to capitalized software was $209,552, $144,791 and $80,597 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income taxes
Onvia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established for the full amount of the net deferred tax assets as the Company has determined that the recognition criteria for realization have not been met.

Treasury stock
Onvia accounts for treasury stock using the cost method. As of December 31, 2006, the Company held 32,369 shares of treasury stock with a cost basis of $158,932. The Company acquired 45,000 shares of treasury stock with a cost basis of $220,950 as settlement of a note receivable from its former Chief Strategy Officer in April 2005. In February 2006, Onvia issued 12,631 treasury shares to partially fund matching contributions to its 401K retirement plan for 2005 employee contributions. In February 2007, the Company issued 15,451 treasury shares to fully fund matching contributions to its 401K retirement plan for 2006 employee contributions.

Other Comprehensive loss
Comprehensive loss is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Other comprehensive loss for Onvia consists of unrealized gains and losses on its available-for-sale investments.

Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, including contingently issuable shares for which all necessary conditions have been satisfied. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2006, 2005 and 2004, 2,133,035, 2,161,341 and 1,900,320 shares, respectively, which relate to options and warrants, have been excluded from the computation of diluted net loss per share as their effects would be antidilutive.

New accounting pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact adoption of FAS 159 will have on its financial position and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify financial statement misstatements, including misstatements that were not material to prior years' financial statements. Application of this guidance did not have a material impact on the Company's results of operations, financial position, or cash flows.

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

In May 2006 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the event the new pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This Statement is effective for fiscal years beginning after December 15, 2005. Adoption of this statement did not have an impact on Onvia’s results of operations, financial position or cash flows.

Note 2: Stock-Based Compensation and Stock Option Activity

On January 1, 2006, Onvia adopted the provisions of SFAS No. 123R, Share Based Payment, (“FAS 123R”) which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123 (“FAS 148”). Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company's current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including employee class, historical experience and expected future activity. Actual results, and future changes in estimates, may differ substantially from management's current estimates.

Onvia adopted FAS 123R using the modified prospective method. Under this transition method, the Company's reported stock-based compensation expense includes: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123 using the Black-Scholes valuation model; and b) expense related to awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS 123R using the Black-Scholes valuation model. Onvia’s consolidated financial statements for the year ended December 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-Based Benefit Plans

1999 Stock Option Plan
In February 1999, Onvia adopted a stock option plan (the “1999 Plan”) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia. The options expire 10 years after the date of grant. The options vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter. The total number of shares authorized for future issuance under the 1999 Plan as of December 31, 2006 was 267,720 shares.

2000 Directors’ Stock Option Plan
In March 2000, Onvia adopted a Directors’ Stock Option Plan (the “Directors’ Plan”). Grants are made under this plan to each eligible board member on the date such person is first elected or appointed as a board member. At each annual stockholders’ meeting, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person has been a board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant, has a term of ten years and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life and an exercise price equal to the closing price on the date of grant. The total number of shares authorized for future issuance under the Directors’ Plan as of December 31, 2006 was 12,000 shares.

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan (“ESPP”), and initially authorized 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of FAS 123R and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis. The total number of shares authorized for future issuance under the ESPP as of December 31, 2006 was 344,677 shares.

Impact of the Adoption of FAS 123R

The impact on Onvia’s results of operations of recording stock-based compensation for the year ended December 31, 2006 was as follows:

Year Ended
December 31,
2006
Cost of sales	$25,063
Sales and marketing	477,533
Technology and development	103,927
General and administrative	651,338

Total stock-based compensation	$1,257,861

Onvia recorded $84,239 and $9,593 of noncash stock-based compensation expense for the years ended December 31, 2005 and 2004, respectively. Since Onvia is in a net loss position as of December 31, 2006 and has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the adoption of FAS 123R.

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in the years ending December 31:
	2006	2005	2004
Average risk free rate	4.52%	4.06%	3.67%
Volatility	59%	51%	54%
Dividends	0%	0%	0%
Expected life (in years)	5.0	6.8	6.8

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2006	2005	2004
Average risk free rate	5.08%	3.81%	2.53%
Volatility	39%	35%	48%
Dividends	0%	0%	0%
Expected life (in years)	0.5	0.5	0.9

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
FAS 123R requires companies to estimate expected volatility over the expected term of the options granted. In 2001, Onvia changed from a business-to-business exchange to a business-to-government model, which represented a substantial change in our business and significantly lowered our revenues, expenses and capital requirements. This change prompted a cash dividend and a one-for-ten reverse stock split in May and July 2002, respectively, to modify our capital structure based on our revised business model. Management has primarily used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock for purposes of estimating the fair value of options granted during 2006; however, because of the change in business model that occurred in 2001, management also considered the volatility of the common stock of other companies with business models similar to Onvia’s for periods prior to Onvia’s change in business model to estimate future volatility of Onvia’s stock to the extent necessary given the expected life of the options. Prior to adoption of FAS 123R, Onvia’s expected volatility was calculated in a similar manner.

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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at December 31, 2005	2,111,400	$7.94
Options granted	148,500	6.39
Options exercised	(59,778)	2.79
Options forfeited and cancelled	(117,028)	8.06
Total options outstanding at December 31, 2006	2,083,094	$7.97	6.84	$2,229,056

Options exercisable at December 31, 2006	1,144,336	$8.03	5.95	$2,040,265
Options vested and expected to vest at December 31, 2006	1,961,279	$7.97	6.76	$2,207,774

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $5.90 at December 31, 2006 for options that were in-the-money at December 31, 2006. The number of in-the-money options outstanding and exercisable at December 31, 2006 was 690,765.

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $2.40, $2.51 and $2.95 per share, respectively.

As of December 31, 2006, there was approximately $1.2 million of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.55 years.

During the year ended December 31, 2006, $260,000 was received for exercises of stock options and purchases under Onvia's ESPP.

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

Pro-forma information for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Net loss:
As reported	$(6,919,719)	$(3,900,062)
Add: Stock-based compensation included in reported net income	84,239	9,593
Deduct: Stock-based compensation determined under fair-value based method	(1,661,484)	(757,577)
Pro forma net loss	$(8,496,964)	$(4,648,046)
Net loss per share:
As reported - basic and diluted	$(0.89)	$(0.51)
Pro forma - basic and diluted	$(1.09)	$(0.60)

Note 3: Short-term and Long-term Investments

The following table summarizes, by major security type, short-term and long-term investments classified as available-for-sale at December 31, 2006 and 2005, stated at fair value:

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,617,677	$862	$(5,086)	$3,613,453	$-	$-	$-	$-
Municipal bonds	-	-	-	-	2,302,953	-	(7,691)	2,295,262
US government obligations	3,871,465	169	(1,760)	3,869,874	6,170,748	-	(12,436)	6,158,312
	$7,489,142	$1,031	$(6,846)	$7,483,327	$8,473,701	$-	$(20,127)	$8,453,574

Maturity information is as follows for short-term and long-term investments classified as available-for-sale at December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$6,009,142	$1,031	$(5,218)	$6,004,955
1 year through 2 years	1,480,000	-	(1,628)	1,478,372
	$7,489,142	$1,031	$(6,846)	$7,483,327

Note 4: Security Deposits

Security deposits are required pursuant to the lease obligation for Onvia's current corporate headquarters. The Company is required to maintain a deposit in the amount of $3.5 million through the remaining term of its lease on its current corporate headquarters building, which runs through April 2010. Security deposits on the Company’s former corporate headquarters totaling $230,548 were returned during the fourth quarter of 2006 due to the expiration of that lease in August 2006.

Note 5: Other Assets

Other assets consist of the following at December 31:

	December 31,	December 31,
	2006	2005
Internally developed software	$1,640,094	$1,217,704
Intangible assets	100,000	100,000
Long-term portion of prepaid sofware licenses	9,276	77,890
Accumulated amortization of internally developed software	(812,721)	(603,169)
Accumulated amortization of intangible assets	(99,877)	(85,208)
	$836,772	$707,217

Onvia capitalized $100,000 related to the purchase of clients from a third party in the year ended December 31, 2003. The net amount is included in other assets at December 31, 2006 and 2005. The intangible asset is being amortized over the expected economic life of three years. Amortization related to the intangible asset was $14,669, $28,425 and $42,454 for the years ended December 31, 2006, 2005 and 2004, respectively. This asset was fully amortized in January 2007.

Note 6: Property and Equipment

Property and equipment consists of the following at December 31:

	2006	2005

Computer equipment	$2,477,324	$1,766,592
Software	975,137	794,191
Furniture and fixtures	530,825	522,738
Leasehold improvements	2,802,685	2,651,640

	6,785,971	5,735,161

Less accumulated depreciation and amortization	(4,640,545)	(3,805,351)

Net book value	$2,145,426	$1,929,810

Note 7: Accrued Expenses

Accrued expenses consist of the following at December 31:

	December 31,	December 31,
	2006	2005
Payroll and related liabilities	$920,639	$931,175
Income and other taxes payable	43,169	61,805
Accrued professional fees	143,553	160,000
	$1,107,361	$1,152,980

Note 8: Interest and Other Income, net

Net interest and other income consists of the following at December 31:

	December 31,	December 31,	December 31,
	2006	2005	2004
Interest income	$968,551	$801,655	$494,411
Loss on promissory note	-	(50,330)	-
Letter of credit fees	(17,993)	(19,393)	(18,620)
Other	1,917	9,989	16,977
	$952,475	$741,921	$492,768

Note 9: Income Taxes

At December 31, 2006, 2005 and 2004, Onvia had tax net operating loss carryforwards of $252,841,667, $246,946,368 and $236,298,630, respectively, which may be used to offset future taxable income. These carryforwards expire at various dates beginning in 2007 through 2026. The utilization of the net operating loss is subject to annual limitations due to ownership changes of stock in prior years. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock-based compensation	2.7	0.0	(2.8)
Nondeductible goodwill	(0.2)	(0.1)	(0.1)
Other	0.4	(1.1)	0.6
Change in valuation allowance	31.1	35.2	36.3
	0.0%	0.0%	0.0%

Onvia’s net deferred tax assets, calculated by applying the United States federal statutory income tax rate of 34% to total deferrals, consist of the following at December 31:

	2006	2005	2004

Net operating loss carryforwards	$85,966,168	$83,961,767	$80,341,535
Prepaid expenses and other assets currently deductible	(152,392)	(216,250)	(264,131)
Accrued expenses not currently deductible	1,766,149	2,485,998	2,788,296
Property, plant and equipment due to different depreciation for tax purposes	1,414,185	1,466,970	1,704,595

Net deferred tax assets	88,994,110	87,698,485	84,570,295
Less: Valuation allowance	(88,994,110)	(87,698,485)	(84,570,295)
Net deferred tax asset	$-	$-	$-

Onvia has recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the realization is not more likely than not.

Note 10: Idle lease accrual

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

The Company recorded a net decrease to operating expenses of $67,000 in the year ended December 31, 2006 to adjust its estimated idle lease accrual to the actual remaining obligation pursuant to the terms of the amended lease. Onvia’s remaining idle lease accrual of $3.8 million at December 31, 2006 represents the difference between its original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between Gates and Onvia’s landlord for the remainder of the lease term. The balance of the accrual will be paid out through the remainder of the lease term, which runs through April 2010.

In August 2006 Onvia’s lease on 19,000 square feet of office space in a former corporate facility in Seattle, Washington expired. This space had been subleased to another party and the sublease also expired in August 2006. Onvia has no further obligation on this space. Security deposits of approximately $231,000 were returned to Onvia in October 2006 as a result of the lease expiration.

The following table displays a rollforward of the idle lease accrual for the years ending December 31, 2006, 2005 and 2004:

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2004	of Sublease	December 31,
	2003	Charges	Income	2004
Real estate and other exit costs	$9,061,311	$915,637	$(2,525,586)	$7,451,362

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2005	of Sublease	December 31,
	2004	Charges	Income	2005
Real estate and other exit costs	$7,451,362	$1,228,160	$(2,141,787)	$6,537,735

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2006	of Sublease	December 31,
	2005	Reduction	Income	2006
Real estate and other exit costs	$6,537,735	$(66,691)	$(2,691,829)	$3,779,215

Note 11: Management Agreements and Related Party Transactions

In February 2000 Onvia received a non-recourse promissory note from Kristin McLaughlin, its then current Chief Strategy Officer, in the amount of $100,000, collateralized by 10,000 shares of Onvia’s common stock. In April 2000 the Company received another promissory note from Ms. McLaughlin in the amount of $350,000, collateralized by 35,000 shares of Onvia’s common stock. Both promissory notes carried interest at 6% per annum. Principal and interest were due in April 2005.

In April 2005, Onvia accepted the 45,000 collateralized shares as settlement for the notes receivable from Ms. McLaughlin. The settlement agreement stipulated that Onvia could accept the collateralized shares in full satisfaction of the non-recourse note: (1) at any time between February 22, 2005, the date of the agreement, and April 10, 2005, the due date of the note (“the term”), if the closing price of Onvia’s stock closed at a price at which the fair market value of the collateralized shares was equivalent to, or greater than, the balance of the note; or (2) on April 11, 2005 at the closing price on that date if Onvia’s stock failed to close at a price equal to or greater than the balance of the note during the term. Onvia’s stock did not close at a price at which the fair market value of the collateralized shares was equal to or greater than the balance of the note during the term; therefore, the Company accepted the collateralized shares on April 11, 2005 in full satisfaction of the note. The closing price of Onvia common stock on April 11, 2005 was $4.91, and the balance of the note was $271,280. Onvia recorded a loss on the settlement of the note equivalent to the shortfall of $50,330 and the loss is included in Interest and other income on its consolidated statement of operations for the year ended December 31, 2005.

Note 12: Commitments and Contingencies

Operating leases
Onvia has a noncancellable operating lease for its current office space. The lease expires in April 2010. Total rent expense was $898,716, $918,220 and $771,169 for the years ended December 31, 2006, 2005 and 2004, respectively, excluding idle lease charges.

In January 2005, Onvia entered into a noncancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases
2007	$1,592,992	$20,367	$1,613,359
2008	1,615,248	20,367	1,635,615
2009	1,654,587	18,670	1,673,257
2010	548,283	-	548,283

	$5,411,110	$59,404	$5,470,514

Purchase obligations
Onvia has noncancellable purchase obligations for software licenses, third party content agreements and telecom contracts. The agreements expire in 2007.  Future required payments under these non-cancellable agreements are $360,639 for the year ending December 31, 2007.

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

Legal proceedings

Class Action Securities Litigation
During the year ended December 31, 2001, five securities class action suits were filed against Onvia, former executive officers Glenn S. Ballman and Mark T. Calvert, and Onvia’s lead underwriter, Credit Suisse First Boston (“CSFB”). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. On or around April 19, 2002, these five suits were consolidated, a lead plaintiff was appointed, and the consolidated complaint was filed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions. The complaint alleged that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between CSFB and certain investors to provide them with significant amounts of restricted Onvia shares in the initial public offering (“IPO”) in exchange for excessive and undisclosed commissions; and (ii) the agreements between CSFB and certain customers under which the underwriters would allocate shares in the IPO to those customers in exchange for the customers’ agreement to purchase Onvia shares in the after-market at predetermined prices. The complaint sought an undisclosed amount of damages, as well as attorneys’ fees. On October 9, 2002, an order of dismissal without prejudice was entered, dismissing former officers Glenn S. Ballman and Mark T. Calvert. This action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 13, 2004, the Court certified a class in six of the approximately 300 other actions (the “focus cases”). In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Onvia case.

In June 2003, Onvia, along with most of the companies named as defendants in this litigation, approved a settlement agreement negotiated among plaintiffs, underwriters, and issuers. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed a petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, the settlement, if it receives final approval by the Court, provides for a release of Onvia and the individual defendants for the conduct alleged in the action to be wrongful. Onvia would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Onvia may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006 JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JPMorgan settlement, or $212.5 million. Therefore, if the JPMorgan preliminary agreement to settle is preliminarily and then finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JPMorgan preliminary agreement.

It is anticipated that any potential financial obligation of Onvia to plaintiffs pursuant to the terms of the issuer’s settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of any insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by Onvia. If material limitations on the expected recovery of the potential financial obligation to the plaintiffs from Onvia’s insurance carriers should arise, Onvia’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is preliminarily and then finally approved, Onvia’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and Onvia is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

Class Action Faxing Litigation
On February 3, 2005, a lawsuit was filed against Onvia in King County, Washington by Responsive Management Systems. The complaint alleged that Onvia had sent unsolicited facsimiles to recipients in violation of the federal Telephone Consumer Protection Act, Washington’s facsimile law, and the Washington Consumer Protection Act. The complaint sought injunctive relief as well as incidental statutory damages allowed under the federal and Washington facsimile laws on behalf of the plaintiff and each member of the proposed class who received a facsimile in 2001-2004. Onvia sends facsimiles to clients with whom it has an existing business relationship, or to vendors with whom its agency partners have an existing relationship. The parties reached a settlement on April 28, 2006, which was preliminarily approved by the court on July 13, 2006. Under the settlement agreement, Onvia has no liability, but Onvia has agreed to assign its rights and claims under its general commercial liability insurance to the plaintiff class. Onvia received final court approval on the settlement agreement on November 19, 2006. Onvia’s commercial insurance company St. Paul Fire and Marine Insurance Company appealed the final court approval of the settlement. The outcome of the appeal will not impact Onvia’s release under the settlement agreement.

On or around July 28, 2006, Onvia’s commercial insurance company St. Paul Fire and Marine Insurance Company filed a complaint for declaratory relief against Onvia and Responsive Management Systems in the United States District Court for the Western District of Washington. St. Paul is seeking determination that it owes no duty to defend Onvia in the lawsuit brought by Responsive Management Systems and that it has no coverage obligation under its commercial insurance policy. Onvia was dismissed from this declaratory action on March 7, 2007.

Onvia considers this matter closed.

Potential Future Litigation
In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

Note 13: Employee Retirement Plan

Effective March 1, 2000, Onvia adopted a Savings and Retirement Plan (the "Retirement Plan"). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. Contributions by Onvia are at the discretion of the Board of Directors. No Onvia contributions were made to the Retirement Plan in the year ended December 31, 2004.

In January 2005, the Retirement Plan was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. Matching contributions will be made in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution. In February 2006, Onvia transferred 12,631 shares from treasury stock and approximately $7,000 in cash into the Retirement Plan to match 2005 employee contributions, and in February 2007, Onvia transferred 15,451 shares from treasury stock into the Retirement Plan to match 2006 employee contributions. The Company recorded $94,051 and $69,895 in non-cash stock-based compensation in 2006 and 2005, respectively, related to this match.

Note 14: Stockholders’ Equity

Authorized shares
At December 31, 2006, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share. Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Warrants to purchase Series A preferred stock
As of December 31, 2006, 49,941 warrants to purchase shares of Series A preferred stock at $9.00 per share were outstanding. These warrants were issued during 1999 in conjunction with the Company’s subordinated debt financing and expire 10 years from the date of grant. These warrants would be eligible for the cash distribution of $3.90 per share approved by Onvia’s Board of Directors in March 2002 if they were exercised in the future. None of these warrants were exercised during the years ended December 31, 2006, 2005 or 2004. Onvia has not recorded a liability for the potential future distributions, because the exercise price of all eligible warrants exceeds $3.90 per share. The maximum future distribution upon exercise of these warrants is approximately $195,000.

Note 15: Supplemental Cash Flow Information

There was no cash paid for interest or income taxes in the years ended December 31, 2006, 2005 and 2004.

Selected Quarterly Financial Information

The following tables summarize the quarterly financial data for the two years ended December 31, 2006:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(unaudited)
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue	$3,889	$4,060	$4,265	$4,525
Gross margin	2,958	3,192	3,453	3,741
Noncash stock-based compensation	336	319	300	303
Idle lease charges (1)	-	-	(230)	163
Total operating expenses	5,268	4,975	4,555	5,042
Loss from operations	(2,310)	(1,783)	(1,102)	(1,301)
Net loss	$(2,099)	$(1,538)	$(849)	$(1,058)
Unrealized gain/(loss) on available-for-sale investments	-	2	19	(4)
Comprehensive loss	(2,099)	(1,536)	(830)	(1,061)
Basic and diluted net loss per common share	$(0.27)	$(0.20)	$(0.11)	$(0.13)

Basic and diluted weighted average shares outstanding	7,852	7,884	7,898	7,918

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(unaudited)
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue	$3,650	$3,706	$3,684	$3,674
Gross margin	2,982	2,922	2,775	2,754
Noncash stock-based compensation	19	23	23	19
Idle lease charges (1)	-	519	-	709
Total operating expenses	4,127	4,538	4,502	5,927
Loss from operations	(1,145)	(1,616)	(1,727)	(3,174)
Net loss	$(1,045)	$(1,427)	$(1,513)	$(2,935)
Unrealized (loss)/gain on available-for-sale investments	(18)	25	3	(2)
Comprehensive loss	(1,063)	(1,402)	(1,510)	(2,937)
Basic and diluted net loss per common share	$(0.13)	$(0.18)	$(0.19)	$(0.39)

Basic and diluted weighted average shares outstanding	7,827	7,837	7,847	7,830

(1)	Refer to the discussion in Note 10 for additional information on idle lease charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of Onvia’s management, including its principal executive officer and principal accounting officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, the Company’s management, including its principal executive officer and principal accounting officer, concluded that its disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

(b) There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because Onvia intends to file a definitive Proxy Statement for its Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2007. Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this Annual Report under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Determination of Director Independence” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm and Fees” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedule:

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2004	$45,896	$44,108	$(27,087)	$62,917
Year Ended December 31, 2005	62,917	27,705	(46,225)	44,397
Year Ended December 31, 2006	44,397	42,505	(38,745)	48,157

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

4.2
Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1
Mercer Yale Building Amendment No. 2 to Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated as of September 7, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 13, 2006)

10.2*
Amended and Restated 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006)

10.3
Amended Onvia, Inc. Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrants Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005)

10.4*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

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

* Executive Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 30, 2007.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Michael D. Pickett and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2006, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL D. PICKETT Michael D. Pickett	Chairman of the Board, Chief Executive Officer and President	March 30, 2007

/S/ CAMERON S. WAY Cameron S. Way	Chief Accounting Officer	March 30, 2007

/S/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 30, 2007

/S/ JAMES L. BRILL James L. Brill	Director	March 30, 2007

/S/ ROBERT G. BROWN Robert G. Brown	Director	March 30, 2007

/S/ ROGER L. FELDMAN Roger L. Feldman	Director	March 30, 2007

/S/ D. VAN SKILLING D. Van Skilling	Director	March 30, 2007

/S/ STEVEN D. SMITH Steven D. Smith	Director	March 30, 2007

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-59350, 333-31784, and 333-44822 on Form S-8 of our report dated March 27, 2007 relating to the financial statements and financial statement schedule of Onvia, Inc. and subsidiary appearing in the Annual Report on Form 10-K of Onvia, Inc. for the year ended December 31, 2006, which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 27, 2007

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. RULE 13a-14(a)/15d-14(a)
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K for the period ending December 31, 2006 of Onvia, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, Chief Executive Officer and President
March 30, 2007

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. RULE 13a-14(a)/15d-14(a)
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cameron S. Way, Chief Accounting Officer, certify that:

1. I have reviewed this annual report on Form 10-K for the period ending December 31, 2006 of Onvia, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer
March 30, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Onvia, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael D. Pickett, Chairman of the Board, Chief Executive Officer, and President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, Chief Executive Officer and President
March 30, 2007

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Onvia, Inc. and will be retained by Onvia, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Onvia, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cameron S. Way, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer
March 30, 2007

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Onvia, Inc. and will be retained by Onvia, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.