Form 10-Q
period 2007-03-31
ONVIA INC
filed 2007-05-15
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-29609

ONVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware
91-1859172

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1260 Mercer Street
Seattle, Washington 98109
(Address of principal executive offices, including zip code)

(Registrant's telephone number, including area code): (206) 282-5170

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Common stock, par value $.0001 per share: 8,027,138 shares outstanding as of April 30, 2007.

ONVIA, INC.

INDEX
-----

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Notes To Condensed Consolidated Financial Statements (Unaudited)	4
1. Basis of Presentation	4
2. Use of Estimates	4
3. Stock-Based Compensation and Stock Option Activity	4
4. Net Loss per Share	5
5. Idle Lease Accrual	5
6. Other Assets	6
7. Accrued Expenses	6
8. Other Income, net	6
9. New Accounting Pronouncements	6
10. Commitments and Contingencies	7
11. Provision for Income Taxes	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Company Overview	11
Executive Summary of Operations and Financial Position	15
Seasonality	16
Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006	17
Critical Accounting Policies and Management Estimates	19
Contractual Obligations	21
Provision for Income Taxes	21
Liquidity and Capital Resources	21
Recent Accounting Pronouncements	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	22
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27
SIGNATURES	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ONVIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,304	$8,430
Short-term investments, available-for-sale	6,235	6,005
Accounts receivable, net of allowance for doubtful accounts of $39 and $48	688	815
Prepaid expenses and other current assets	922	781

Total current assets	18,149	16,031

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $4,702 and $4,641	1,921	2,145
Long-term investments	-	1,478
Security deposits, net of current portion	3,500	3,500
Other assets, net	818	837

Total long term assets	6,239	7,960

TOTAL ASSETS	$24,388	$23,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$414	$455
Accrued expenses	1,253	1,107
Idle lease accrual, current portion	1,066	1,071
Unearned revenue, current portion	9,495	8,481
Deferred rent, current portion	35	29

Total current liabilities	12,263	11,143

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	2,425	2,708
Unearned revenue, net of current portion	348	359
Deferred rent, net of current portion	174	186

Total long term liabilities	2,947	3,253

TOTAL LIABILITIES	15,210	14,396

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,024,688 and 7,929,153 shares issued and outstanding	1	1
Treasury stock, at cost: 16,918 and 32,369 shares	(83)	(159)
Additional paid in capital	349,692	349,175
Accumulated other comprehensive loss	(5)	(6)
Accumulated deficit	(340,427)	(339,416)

Total stockholders’ equity	9,178	9,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,388	$23,991

See accompanying notes to the unaudited condensed consolidated financial statements.

ONVIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$4,192	$3,329
Content license	572	499
Other	88	61

Total revenue	4,852	3,889

Cost of revenue	832	931

Gross margin	4,020	2,958

Operating expenses:
Sales and marketing	3,081	2,968
Technology and development	1,235	1,118
General and administrative	957	1,182

Total operating expenses	5,273	5,268

Loss from operations	(1,253)	(2,310)
Other income, net	242	211

Net loss	$(1,011)	$(2,099)

Unrealized gain on available-for-sale securities	1	-

Comprehensive loss	$(1,010)	$(2,099)

Basic and diluted net loss per common share	$(0.13)	$(0.27)

Basic and diluted weighted average shares outstanding	7,988	7,852

See accompanying notes to the unaudited condensed consolidated financial statements.

ONVIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,011)	$(2,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	264
Loss on sale of property and equipment	7	-
Stock-based compensation	227	336
Change in certain assets and liabilities:
Accounts receivable	127	73
Prepaid expenses and other current assets	(141)	(284)
Other assets	1	22
Accounts payable	(41)	(153)
Accrued expenses	216	(99)
Payments on idle lease accrual, net of sublease income	(288)	(533)
Unearned revenue	1,003	1,456
Deferred rent	(6)	4

Net cash provided by / (used in) operating activities	395	(1,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(23)	(278)
Proceeds from sales of property and equipment	-	5
Additions to internally developed software	(42)	(102)
Purchases of investments	(1,255)	(5,502)
Maturities of investments	2,504	4,171

Net cash provided by / (used in) investing activities	1,184	(1,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	295	63

Net cash provided by financing activities	295	63

Net increase / (decrease) in cash and cash equivalents	1,874	(2,656)

Cash and cash equivalents, beginning of period	8,430	12,087

Cash and cash equivalents, end of period	$10,304	$9,431

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(1)	$-
Issuance of treasury stock for 401K matching contribution	(83)	(62)

See accompanying notes to the unaudited condensed consolidated financial statements.

ONVIA, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three month periods ended March 31, 2007 or 2006. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Approximately $180,000 previously reported as sales and marketing expenses for the three months ended March 31, 2006 has been reclassified to technology and development expenses to conform to the Company’s current presentation. The reclassifications relate to a single cost center whose responsibilities have changed to be more technology focused since its original creation. Management currently evaluates this cost center along with other technology and development cost centers and believes classification of these expenses as technology and development most appropriately reflects the current responsibilities of the cost center. These reclassifications do not affect total expenses, net income or stockholders’ equity.

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from the Company’s estimates. In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

3. Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation for the three month periods ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cost of sales	$4	$6
Sales and marketing	90	134
Technology and development	15	27
General and administrative	118	169

Total stock-based compensation	$227	$336

Since Onvia was in a net loss position as of March 31, 2007 and 2006 and has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the adoption of FAS 123R.

Valuation Assumptions
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.48%	4.07%
Expected volatility	47%	54%
Dividends	0%	0%
Expected life (in years)	4.6	5.3

The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. No purchase periods began during the three months ended March 31, 2007 or 2006.

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three months ended March 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2007	2,083,094	$7.97
Options granted	82,250	7.92
Options exercised	(79,964)	3.70
Options forfeited and cancelled	(54,063)	6.90
Total options outstanding at March 31, 2007	2,031,317	8.16	6.91	$2,977,201

Options exercisable at March 31, 2007	1,153,226	$8.25	5.99	$2,620,540
Options vested and expected to vest at March 31, 2007	1,908,023	$8.17	6.83	$2,927,188

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $6.99 at March 31, 2007 for options that were in-the-money at March 31, 2007. The number of in-the-money options outstanding and exercisable at March 31, 2007 was 923,175 and 674,532, respectively.

The weighted average grant date fair value of options granted during the three month period ended March 31, 2007 was $2.30, compared to $2.03 in the same period in 2006.

As of March 31, 2007, there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.52 years.

During the three months ended March 31, 2007, approximately $295,000 was received for exercises of stock options.

4. Net Loss per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of March 31, 2007 and 2006, stock options and warrants totaling 2,081,258 and 2,179,507 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5. Idle Lease Accrual

In September 2006, Onvia entered into an amended lease on its current corporate headquarters building, reducing its lease obligation by 49,215 square feet. The amendment coincided with a direct lease between Onvia’s landlord and the Bill and Melinda Gates Foundation (“Gates”) to lease all of Onvia’s previously idle office space in this building. Onvia retains 29,785 square feet in the same building through April 2010.

Onvia’s remaining idle lease accrual of $3.5 million at March 31, 2007 represents the difference between its original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between Gates and the Company’s landlord for the remainder of the lease term. This amount will be paid out through the remainder of the lease term, which runs through April 2010.

The following table displays a rollforward of the idle lease accrual for the three months ended March 31, 2007 (in thousands):

	Accrual at		Accrual at
	December 31,	Amounts	March 31,
	2006	Paid	2007
Idle lease accrual	$3,779	(288)	$3,491

6. Other Assets

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Internally developed software	$1,683	$1,640
Long-term portion of prepaid software licenses	8	9
Accumulated amortization of internally developed software	(873)	(812)
	$818	$837

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Payroll and related liabilities	$1,174	$920
Income and other taxes payable	46	43
Accrued professional fees	33	144
	$1,253	$1,107

8. Other Income, net

Net other income consists of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Interest income	$248	$228
Letter of credit fees	-	(18)
Other	(6)	1
	$242	$211

9. New Accounting Pronouncements

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

In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of this Statement are effective for the Company beginning January 1, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

10. Commitments and Contingencies

Operating Leases
Onvia has a noncancellable operating lease for its current office space. The lease expires in April 2010. Onvia also has a noncancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

As of March 31, 2007, remaining future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

Remainder of 2007	$1,201	$15	$1,216
2008	1,615	20	1,635
2009	1,655	19	1,674
2010	548	-	548

	$5,019	$54	$5,073

Purchase Obligations
Onvia has noncancellable purchase obligations for software licenses and third party content agreements. The current agreements expire in dates ranging from 2007 to 2009.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2007	$416
2008	111
2009	9
$536

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

11. Provision for Income Taxes

Onvia has incurred net operating losses since its inception through March 31, 2007, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. At January 1, 2007 and March 31, 2007, the Company had no unrecognized tax benefits. There was no impact on the Company’s unrecognized tax benefits as a result of the adoption of FIN 48. Accrued interest on tax positions is recorded as a component of interest expense, but is insignificant at March 31, 2007. The Company does not reasonably believe that the unrecognized tax benefit will change significantly within the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements for many reasons. Additional information that may impact these forward-looking statements is included in “Part II - Item 1A - Risk Factors” and elsewhere in this report, and under the heading “Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

Onvia is a leading provider of market intelligence about actionable public sector revenue opportunities. Onvia’s proprietary database, Onvia Dominion®, has been compiled over the last ten years, and includes comprehensive, historical and real-time information unavailable elsewhere in the marketplace. Access to Onvia Dominion® provides businesses with insight and intelligence on relevant public sector revenue opportunities, which is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Our database provides information on over 3.5 million procurement records connected to over 275,000 companies from across approximately 73,000 government agencies nationwide, and thousands of records are added to our database each day. Information in our database has been collected, formatted and classified by an in-house team of researchers and third party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

We provide business professionals with critical knowledge to explore and research opportunities and win new business by offering comprehensive, timely and standardized information on government procurement opportunities.

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

In April 2006, we launched Onvia Navigator, an online search tool allowing customized searches of our government business intelligence database providing clients with self-directed access to our proprietary database of government procurement information. In January 2007, we enhanced the functionality of Onvia Navigator by adding the ability to search the contents of documents in our database, which should significantly increase the number and relevancy of self-directed search results.

Our revenues are currently generated from two main business channels: client subscriptions and content licenses. Contracts for our subscription based services are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription. Subscriptions are priced based upon the geographic range, nature of content purchased and, in certain products, the number of users.

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

Onvia was incorporated in January 2000 in the state of Delaware. Our principal corporate office is located in Seattle, Washington. Our common stock trades on the NASDAQ Global Market under the symbol ONVI.

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

We leverage technology, tools and business processes to research, classify and publish actionable public sector opportunities from public and private sources. Through an automated process, we link related records within our database, prequalify business opportunities for our clients based upon the client’s profile, and provide access to the information in a timely manner, generally within 24 hours of their public release. Our database contains information on the largest industry verticals, including:

• Architecture and Engineering

• Construction and Building Supplies

• IT / Telecom

• Consulting Services

• Operations and Maintenance Services

• Transportation Equipment

Within these verticals we also provide hard to find content that creates a comprehensive view of a project throughout the most critical phases of the procurement lifecycle. These transactional records include:

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

Executive Summary of Operations and Financial Position

In the first quarter of 2007, we increased revenue 25% to $4.9 million, compared to $3.9 million in the same period in 2006. Cost of revenue in the first quarter of 2007 decreased 11% to $832,000, compared to $931,000 in the first quarter of 2006. Operating expenses were $5.3 million in both the first quarter of 2007 and 2006, and net loss decreased 52% to $1.0 million in the first quarter of 2007, compared to $2.1 million in the same period in 2006.

The first quarter of 2007 represents the first quarter in Onvia’s history that we have generated positive cash flow from operations. Cash provided by operations was $395,000 during the first quarter of 2007, compared to cash used in operations of $1.0 million in the first quarter of 2006. The change to positive cash flow from operations is primarily due to increased sales in first quarter of 2007 compared to the same period in 2006, in combination with a reduction in payments on our idle leased space in 2007 compared to 2006. Unearned revenue increased to $9.8 million at March 31, 2007, compared to $8.8 million at December 31, 2006. The unbilled portion of our enterprise contracts and content licenses is not included in unearned revenue. As of March 31, 2007, the unbilled portion of enterprise contracts and content licenses was approximately $4.3 million.

We recorded $227,000 in stock-based compensation expense in the first quarter of 2007, compared to $336,000 of stock-based compensation expense in the first quarter of 2006.

As of March 31, 2007, we have approximately $16.5 million in cash, cash equivalents and short-term investments, and no debt. Working capital at March 31, 2007 was approximately $5.9 million.

Management evaluates the following four key operating metrics, among others, to assist in the evaluation of Onvia’s operating performance, and believes these metrics provide a means to compare our business with other businesses in the information industry. The operating metrics evaluated are as follows: annual contract value, number of clients, annual contract value per client, and quarterly contract value per client.

During 2006, we announced that we were discontinuing our county-level product, and during the first quarter of 2007 we made a change to our client metrics. County clients have an average contract value of $81 per client, and in the aggregate, represent less than 1% of total contract value. Because our county product is not part of Onvia’s ongoing business, and is inconsequential to our total contract value, we have excluded county clients from our client metrics and historical metrics have been recast to reflect this change.

Annual Contract Value (“ACV”)
Annual contract value is the aggregate annual revenue value of our client base. Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. At March 31, 2007, annual contract value was $16.6 million, up 20% compared to $13.9 million at March 31, 2006, and up 7% compared to $15.5 million at December 31, 2006.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products. At March 31, 2007 we had approximately 9,100 clients, down 7% from approximately 9,800 at March 31, 2006 and down 1% from approximately 9,200 at December 31, 2006. The decline in the client base is primarily due to the non-renewal of entry level clients who subscribe to Onvia’s metro-level product. These clients represent approximately 11% of our client base, but only 3% of total contract value at March 31, 2007. Despite the decline in number of clients, we were able to increase revenue and ACV by upgrading existing clients to higher value products and increasing adoption of our database products by new and existing clients.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. At March 31, 2007, ACVC was $1,836, an increase of 29% compared to $1,423 at March 31, 2006, and an increase of 9% compared to $1,692 at December 31, 2006.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client. In the first quarter of 2007, QCVC was $2,011, an increase of 40% compared to $1,435 in the first quarter of 2006, and an increase of 11% compared to $1,810 in the fourth quarter of 2006. The increase over previous quarters reflects scheduled price increases combined with upgrades of existing clients and increases in the number of high value clients.

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

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2007	2006
Revenue:
Subscription	86%	86%
Content license	12%	12%
Other	2%	2%
Total revenue	100%	100%

Cost of revenue	17%	24%

Gross margin	83%	76%

Operating expenses:
Sales and marketing	63%	76%
Technology and development	25%	29%
General and administrative	21%	30%

Total operating expenses	109%	135%

Loss from operations	(26%)	(59%)
Other income, net	5%	5%

Net loss	(21%)	(54%)

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2007 increased 25% to $4.9 million, compared to $3.9 million for the three months ended March 31, 2006. Revenue increased as a result of an increase in our ACV, which is attributable to increased adoption of our database products and scheduled price increases. In the first quarter of 2007, 39% of our sales included our database products, up from 21% in the first quarter of 2006.

Costs of revenues decreased to 17% of revenue for the three months ended March 31, 2007, compared to 24% in the same period in 2006. Costs of revenues were $832,000 and $931,000 for these respective periods, representing a decrease of $99,000, or 11%, in the first quarter of 2007. Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third party content fees, but also include credit card processing fees. The decrease for the comparable three month periods was primarily due to a decrease of $49,000 in payroll and contract labor related expenses as a result of a decrease in full time and temporary headcount on our research team, a decrease of $33,000 in third party content costs as a result of the expiration and renegotiation of content contracts, and a decrease of $14,000 in third party document fulfillment costs as a result of the renegotiation of that contract. Weighted average headcount in our research team was 55 in the first quarter of 2007, compared to 59 in the first quarter of 2006.

Sales and Marketing

Sales and marketing expenses increased in total, but decreased to 63% of revenue in the three months ended March 31, 2007 compared to 76% in 2006. Sales and marketing expenses were $3.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively, representing an increase of

$113,000, or 4%. Payroll-related expenses increased by $185,000 in the first quarter of 2007 compared to the same period in 2006, primarily due to increases in incentive compensation as a result of increased sales in the first quarter of 2007 compared to the same period in 2006, and increases in base compensation as a result of market- based increases. Weighted average headcount in our sales and marketing teams was 81 during the three months ended March 31, 2007, compared to 88 in the same period in 2006. We also saw an increase of $46,000 in travel related expenses due to increased travel. These increases were partially offset by a decrease of $78,000 in marketing-related expenses and a decrease of $44,000 in stock-based compensation. Marketing expenses were higher in the first quarter of 2006 as a result of marketing for the launch of our Onvia Navigator product, which occurred in April 2006. Stock-based compensation was higher in the first quarter of 2006 because we recognize this expense on an accelerated basis pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).

Technology and Development

Technology and development expenses increased in total for the three months ended March 31, 2007 compared to the same period in 2006, but decreased to 25% of revenue in 2007, compared to 29% in 2006.

Technology and development expenses were $1.2 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $117,000, or 10%. Payroll related expenses increased by $134,000 due to a slight increase in headcount and market- based increases, and allocated expenses increased by $28,000. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments. The allocation to technology and development increased in the first quarter of 2007 compared to 2006 because technology and development headcount increased as a percentage of total headcount due to the decrease in sales and marketing headcount. These increases were partially offset by the capitalization of $42,000 of internally developed software costs in the first quarter of 2007 compared to the same period in 2006, and a $21,000 decrease in facilities related expenses as a result of the amendment of our office space lease effective January 1, 2007. Weighted average headcount in this group was 34 in the first quarter of 2007, compared to 33 in the first quarter of 2006.

General and Administrative

General and administrative expenses decreased to 21% of revenue for the three month period ended March 31, 2007 compared to 30% in the same period in 2006. General and administrative expenses also decreased in total to $957,000 for the three months ended March 31, 2007, compared to $1.2 million for the same period in 2006, representing a decrease of $225,000, or 19%. The decrease is primarily related to a decrease of $150,000 in professional fees, which were higher in 2006 as a result of legal fees for the faxing lawsuit discussed under Legal Proceedings in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements. We also saw decreases of $56,000 in allocated expenses, $49,000 in stock-based compensation, $23,000 in travel related expenses due to a decrease in travel, and a decrease of $11,000 in insurance expenses due to a decrease in our D&O insurance premiums. These increases were partially offset by an increase of $73,000 in payroll related expenses due to severance payments, an increase in average headcount and market-based increases. Weighted average headcount in this group was 12 in the first quarter of 2007, compared to 11 in the first quarter of 2006.

Other Income, Net

Net other income was $242,000 for the three months ended March 31, 2007, compared to $211,000 for the three months ended March 31, 2006, representing an increase of $31,000, or 15%. The increase is primarily attributable to an increase in short-term interest rates compared to the same period in 2006.

Net Loss, Net Loss per Share and Comprehensive Loss

For the three months ended March 31, 2007, net loss decreased to $1.0 million, compared to $2.1 million for the same period in 2006, representing a decrease of $1.1 million, or 52%. The decrease in net loss is primarily related to increases in revenue, and decreases in costs of revenue as discussed above. On a per share basis, net losses were $0.13 and $0.27 for the three months ended March 31, 2007 and 2006, respectively. Comprehensive loss was $1.0 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. Unrealized gains for the three month period ended March 31, 2007 represent unrealized gains on available-for-sale securities.

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

Lease Obligations

In September 2006, Onvia entered into an amended lease on its current corporate headquarters building, reducing its lease obligation by 49,215 square feet. The amendment coincided with a direct lease between Onvia’s landlord and the Bill and Melinda Gates Foundation (“Gates”) to lease all of Onvia’s previously idle office space in this building. Onvia retains 29,785 square feet in the same building through April 2010.

Onvia’s remaining idle lease accrual of $3.5 million at March 31, 2007 represents the difference between its original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between Gates and our landlord for the remainder of the lease term. This amount will be paid out through the remainder of the lease term, which runs through April 2010.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under FIN 28. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted. Please refer to the discussion of valuation assumptions in Note 3 of the Notes to Condensed Consolidated Financial Statements of this Report for additional information on the estimation of these variables. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Internally Developed Software

Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $42,000 and $102,000 in internally developed software costs during the three months ended March 31, 2007 and 2006, respectively. Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Amortization related to capitalized software was $60,000 and $51,000 for the three months ended March 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

Onvia’s financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, security deposits, accounts payable and accrued liabilities. The carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of our short and long-term investments, which is the amount recorded in the financial statements, is based on market quotes. All investments are classified as available-for-sale, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Company recognized no increase or decrease in its deferred tax assets as a result of the implementation of FIN 48. Onvia currently has a full valuation allowance for its deferred tax assets as the future realization of the tax benefit is not currently likely.

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

Contractual Obligations

Future required payments under operating leases, excluding operating expenses, and other purchase obligations as of March 31, 2007 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$5,019	$1,592	$3,427	$-	$-
Other operating lease obligations (1)	54	20	34	-	-
Purchase obligations (2)	536	446	90	-	-
Total	$5,609	$2,058	$3,551	$-	$-
(1) Other operating lease obligations relate to office equipment leases.
(2) Purchase obligations relate to installments for software licenses, marketing and third party content agreements.

Provision for Income Taxes

Onvia has incurred net operating losses since inception through March 31, 2007, and therefore has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash, cash equivalents and short-term investments were $16.5 million at March 31, 2007, and our working capital was $5.9 million. From December 31, 2006 to March 31, 2007, our cash, cash equivalents and short-term investments increased $2.1 million, including cash provided by operating activities of $395,000, representing the first time in the Company’s history that we have generated positive cash flow from operations. The increase in cash, cash equivalents and short-term investments is primarily due to increased sales during the first quarter of 2007 and cash collection of sales made in the fourth quarter of 2006. We also received approximately $295,000 from stock option exercises.

Although we generated positive cash flow from operations in the first quarter of 2007, due to the seasonal fluctuations in our business, we may not be able to generate positive cash flow from operations in consecutive quarters in the near term; however, we do expect to generate recurring positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations. We currently have no debt and, under current operating plans, do not expect to incur any debt in the near-term.

We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering, and scheduled price increases. ACV at March 31, 2007 was $16.6 million, compared to $13.9 million at March 31, 2006, representing an increase of 20%. The increase over the previous year is primarily attributable to sales of our new Onvia Business Builder and Onvia Navigator products, which have a higher price-point than our entry-level Onvia Guide product, combined with a scheduled price increase that occurred in April 2006.

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

Operating Activities

Net cash provided by operating activities was $395,000 for the three months ended March 31, 2007, compared to net cash used in operating activities of $1.0 million in the same period in the prior year, representing a decrease in cash used of $1.4 million, or 139% in 2007. The change to net cash provided by operating activities from net cash used in operating activities was primarily attributable to an increase in sales in the first quarter of 2007 and cash collected for sales made in the fourth quarter of 2006. In addition, we saw decreases in cash payments for our idle leased office space as a result of the lease amendment discussed above under Lease Obligations, and decreases in the payment of accounts payable and prepaid expenses related to timing of payments.

Investing Activities

Net cash provided by investing activities was $1.2 million in the three months ended March 31, 2007, compared to net cash used in investing activities of $1.7 million for the same period in 2006, representing an increase in cash provided of $2.9 million, or 169%. The increase is primarily the result of a decrease in purchases of new investments in the first quarter of 2007 compared to the first quarter of 2006.

Financing Activities

Net cash provided by financing activities was $295,000 in the three months ended March 31, 2007, compared to $63,000 in the same period in the prior year. Net cash provided by financing activities in both periods was entirely related to employee option exercises.

Recent Accounting Pronouncements

The information set forth in Note 9, “New Accounting Pronouncements,” of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry no debt as of March 31, 2007, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

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

(b) There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under “Legal Proceedings” in Note 10, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of certain risk factors facing our company. The risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2006 Annual Report. There are no material changes to the risk factors previously disclosed in our 2006 Annual Report.

•	Risks related to our growth strategy

o	We may not be able to meet our projected renewal rates
o	The change in our sales methodology may not be successful and we may be required to increase our sales and marketing expenses in order to achieve our revenue goals
o	We may not be able to increase subscribership to our high value products
o	We may not achieve the desired improvements in new client acquisition and retention from the change in our sales methodology from a telemarketing organization to a consultative sales organization
o	We may not achieve our projections for adoption of our products by targeted enterprise clients
o	We may not achieve our projections for adoption of new products by new and existing clients
o	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets
o	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to conduct commerce
o	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties
o	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients
o	Intense competition could impede our ability to gain market share and could harm our financial results

•	Risks related to our new product strategy

o	We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of new content and products
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o
We have invested significant capital into the development of new products, such as Onvia Business Builder and Onvia Navigator, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

o	Our clients may be dissatisfied with the accuracy, coverage and timeliness of our content and performance of our new products
o	We may improperly price our new product offerings for broad client acceptance

o	We may overestimate the value of sales intelligence to companies doing business with the government
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace

•	Financial, economic and market risks

o	We have a limited operating history, making it difficult to evaluate our business and future prospects
o
The first quarter of 2007 represents the first quarter since our inception that we have generated positive cash flow from operations. Due to seasonal fluctuations in our business and limited performance history on adoption of new products, we may not be able to continue to achieve positive cash flow from operations in the near term

o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance
o	We may require significant additional capital in the future, which may not be available on suitable terms, or at all
o	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control
o	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock
o	Changes in accounting and reporting policies or practices, such as the adoption of FAS 123R, may affect our financial results or presentation of results, which may affect our stock price

•	Risks related to integrating future mergers, acquisitions or other corporate transactions

o	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions
o	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia's investors, the market price of our common stock may decline

•	Operational risks

o
Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

o	We may be unable to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business
o	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our business
o	We may be unable to effectively combat unauthorized redistribution of our published information
o	System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients
o	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all
o	Increased blocking of our emails could negatively impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	Regulatory, judicial or legislative risks

o
Any settlement or claim awarded against Onvia in our ongoing litigation matters discussed in Note 10, “Commitments and Contingencies,” of the notes to our unaudited condensed consolidated financial statements in this Report could negatively impact our operating results

o	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce
o	If legal restrictions are imposed upon bid aggregation on the Internet or upon charging a fee for publicly available bid information, our business will be materially harmed

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

4.2
Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated herein by reference to Exhibit 4.1 from the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002)

10.1
Mercer Yale Building Amendment No. 2 to Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated September 7, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 13, 2006)

10.2*
Amended and Restated 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 from the Registrant’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006)

10.3*
Amended Onvia, Inc. Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.1 from the Registrant’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005)

10.4*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

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

10.9*	Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 29, 2002)

31.1++	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Chief Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Executive Compensation Plan or Agreement
++ Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONVIA, INC.

By: /s/ Michael D. Pickett
------------------------------
Michael D. Pickett
Chairman of the Board, President and
Chief Executive Officer

By: /s/ Cameron S. Way
------------------------------
Cameron S. Way
Chief Accounting Officer

Date: May 15, 2007