Form 10-Q
period 2007-06-30
ONVIA INC
filed 2007-08-13
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-29609

============================================================================================================================================

ONVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware
91-1859172

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1260 Mercer Street
Seattle, Washington 98109
(Address of principal executive offices, including zip code)

(Registrant's telephone number, including area code): (206) 282-5170

============================================================================================================================================

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

Common stock, par value $.0001 per share: 8,057,106 shares outstanding as of July 31, 2007.

ONVIA, INC.

INDEX
-----

PART I. FINANCIAL INFORMATION	1
Item 1. Unaudited Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets (Unaudited)	1
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes To Condensed Consolidated Financial Statements (Unaudited)	4
1. Basis of Presentation	4
2. Use of Estimates	4
3. Stock-Based Compensation and Stock Option Activity	4
4. Net Loss per Share	6
5. Idle Lease Accrual	6
6. Prepaid Expenses and Other Current Assets	7
7. Other Assets	7
8. Property and Equipment	7
9. Accrued Expenses	8
10. Other Income, net	8
11. New Accounting Pronouncements	8
12. Commitments and Contingencies	9
13. Provision for Income Taxes	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Company Overview	12
Executive Summary of Operations and Financial Position	16
Seasonality	17
Results of Operations for the Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006	18
Critical Accounting Policies and Management Estimates	20
Contractual Obligations	23
Liquidity and Capital Resources	23
Recent Accounting Pronouncements	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	30
SIGNATURES	31

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,481	$8,430
Short-term investments, available-for-sale	10,148	6,005
Accounts receivable, net of allowance for doubtful accounts of $39 and $48	931	815
Prepaid expenses and other current assets	868	781

Total current assets	18,428	16,031

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $4,936 and $4,641	1,937	2,145
Long-term investments	-	1,478
Security deposits, net of current portion	3,500	3,500
Other assets, net	864	837

Total long term assets	6,301	7,960

TOTAL ASSETS	$24,729	$23,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$654	$455
Accrued expenses	1,141	1,107
Idle lease accrual, current portion	1,039	1,071
Capital leases, current portion	106	-
Unearned revenue, current portion	9,845	8,481
Deferred rent, current portion	45	29

Total current liabilities	12,830	11,143

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	2,146	2,708
Capital leases, net of current portion	138	-
Unearned revenue, net of current portion	337	359
Deferred rent, net of current portion	156	186

Total long term liabilities	2,777	3,253

TOTAL LIABILITIES	15,607	14,396

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,048,772 and 7,929,153 shares issued and outstanding	1	1
Treasury stock, at cost: 16,918 and 32,369 shares	(83)	(159)
Additional paid in capital	349,999	349,175
Accumulated other comprehensive loss	(10)	(6)
Accumulated deficit	(340,785)	(339,416)

Total stockholders’ equity	9,122	9,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,729	$23,991
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,402	$3,469	$8,594	$6,798
Content license	674	535	1,246	1,034
Other	96	56	185	117

Total revenue	5,172	4,060	10,025	7,949

Cost of revenue	939	868	1,771	1,799

Gross margin	4,233	3,192	8,254	6,150

Operating expenses:
Sales and marketing	2,784	2,998	5,865	5,965
Technology and development	1,132	940	2,367	2,058
General and administrative	930	1,037	1,888	2,220

Total operating expenses	4,846	4,975	10,120	10,243

Loss from operations	(613)	(1,783)	(1,866)	(4,093)
Other income, net	255	245	497	457

Net loss	$(358)	$(1,538)	$(1,369)	$(3,636)

Unrealized (loss) / gain on available-for-sale securities	(6)	2	(5)	2

Comprehensive loss	$(364)	$(1,536)	$(1,374)	$(3,634)

Basic and diluted net loss per common share	$(0.04)	$(0.20)	$(0.17)	$(0.46)

Basic and diluted weighted average shares outstanding	8,038	7,884	8,013	7,868

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,369)	$(3,636)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	599	538
Loss / (gain) on sale of property and equipment	7	(2)
Stock-based compensation	453	655
Change in operating assets and liabilities:
Accounts receivable	(116)	2
Prepaid expenses and other current assets	(59)	(109)
Other assets	1	42
Accounts payable	199	(324)
Accrued expenses	87	(144)
Idle lease accrual	(594)	(1,077)
Unearned revenue	1,342	2,210
Deferred rent	(14)	1

Net cash provided by / (used in) operating activities	536	(1,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(50)	(496)
Proceeds from sales of property and equipment	-	5
Additions to internally developed software	(153)	(165)
Purchases of investments	(6,279)	(10,582)
Maturities of investments	3,609	12,469

Net cash (used in) / provided by investing activities	(2,873)	1,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(6)	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	394	133

Net cash provided by financing activities	388	133

Net decrease in cash and cash equivalents	(1,949)	(480)

Cash and cash equivalents, beginning of period	8,430	12,087

Cash and cash equivalents, end of period	$6,481	$11,607

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss / (gain) on available-for-sale investments	$5	$(2)
Issuance of treasury stock for 401K matching contribution	(83)	(62)
Purchases under capital lease obligations	(250)	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three and six month periods ended June 30, 2007 or 2006. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the idle lease accrual, fair value of stock-based compensation and the allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from the Company’s estimates. In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

3. Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Cost of sales	$5	$7	$9	$13
Sales and marketing	88	130	177	264
Technology and development	19	27	34	54
General and administrative	114	155	233	324

Total stock-based compensation	$226	$319	$453	$655

Since Onvia was in a net loss position as of June 30, 2007 and 2006 and has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“FAS 123R”).

Valuation Assumptions
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.94%	4.97%	4.61%	4.21%
Expected volatility	41%	65%	45%	56%
Dividends	0%	0%	0%	0%
Expected life (in years)	4.2	4.6	4.5	5.2

The fair value of each employee purchase under Onvia’s Employee Stock Purchase Plan (“ESPP”) is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.

The following weighted average assumptions were used for purchase periods beginning during the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.98%	5.01%
Expected volatility	28%	54%
Dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three and six months ended June 30, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2007	2,083,094	$7.97
Options granted	82,250	7.92
Options exercised	(79,964)	3.70
Options forfeited and cancelled	(54,063)	6.90
Total options outstanding at March 31, 2007	2,031,317	8.16
Options granted	31,000	8.45
Options exercised	(14,192)	3.54
Options forfeited and cancelled	(180,572)	8.55
Total options outstanding at June 30, 2007	1,867,553	$8.16	6.00	$4,472,831

Options exercisable at June 30, 2007	1,204,491	$8.08	5.01	$3,849,774
Options vested and expected to vest at June 30, 2007	1,772,467	$8.16	5.90	$4,381,413

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $8.57 at June 30, 2007 for options that were in-the-money at June 30, 2007. The number of in-the-money options outstanding and exercisable at June 30, 2007 was 1,188,840 and 858,666, respectively.

The weighted average grant date fair value of options granted during the three and six month period ended June 30, 2007 was $2.45 and $2.34, respectively, compared to $2.87 and $2.43 in the same periods in 2006.

As of June 30, 2007, there was approximately $1.0 million of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.39 years.

During the three and six months ended June 30, 2007, approximately $50,000 and $346,000, respectively, was received for exercises of stock options.

4. Net Loss per Share

Historical basic and diluted earnings per share are calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. As of June 30, 2007 and 2006, stock options and warrants totaling 1,917,494 and 2,169,161 shares, respectively, are excluded from the calculation of diluted net loss per share as they would be antidilutive.

5. Idle Lease Accrual

In September 2006, Onvia entered into an amended lease on its current corporate headquarters building, reducing its lease obligation by 49,215 square feet. The amendment coincided with a direct lease between Onvia’s landlord and a third party to lease all of Onvia’s previously idle office space in this building. Onvia retained 29,785 square feet in the same building through April 2010 (see Subsequent Event disclosure below).

Onvia’s remaining idle lease accrual of $3.5 million at June 30, 2007 represents the difference between its original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between the third party and the Company’s landlord for the remainder of the lease term. This amount was to be paid out through the remainder of the lease term, which runs through April 2010 (see Subsequent Event disclosure below).

The following table displays a rollforward of the idle lease accrual for the three and six months ended June 30, 2007 (in thousands):

Idle Lease
Accrual
Idle lease accrual at December 31, 2006	$3,779
Amounts paid	(288)
Idle lease accrual at March 31, 2007	3,491
Amounts paid	(306)
Idle lease accrual at June 30, 2007	$3,185

Subsequent Event
On July 31, 2007, Onvia entered into a tri-party agreement with its landlord and a third party to terminate Onvia’s obligations under its current office lease. The termination is expected to become effective upon Onvia’s office relocation, which is expected in January 2008. Upon execution of the new lease, Onvia provided a security deposit of $538,000, which will be reduced annually on a straight line basis over a four year period beginning with the first anniversary of the commencement date. Upon termination of the current lease, Onvia’s security deposit of $3.5 million on its current corporate headquarters is required to be returned to Onvia.

Onvia’s obligations under the new lease and the termination agreements for the existing lease are subject to Onvia’s current landlord’s lender’s consent, which is expected no later than August 15, 2007. As a result of the termination, Onvia will reverse approximately $2.7 million of its existing idle lease accrual upon receipt of the lender’s consent. The reversal represents the remaining idle lease obligation from the estimated January 2008 effective date of the relocation through the April 2010 expiration date of the original lease.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Prepaid expenses	$720	$671
Interest receivable	148	110
	$868	$781

Prepaid expenses include $28,000 and $0 for prepaid maintenance agreements financed under capital leases as of June 30, 2007 and December 31, 2006, respectively.

7. Other Assets

Other assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Internally developed software	$1,793	$1,640
Long-term portion of prepaid software licenses	8	9
Accumulated amortization of internally developed software	(937)	(812)
	$864	$837

8. Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Computer equipment	$2,536	$2,477
Software	1,003	975
Furniture and fixtures	531	531
Leasehold improvements	2,803	2,803

Total property and equipment	6,873	6,786

Less accumulated depreciation and amortization	(4,936)	(4,641)

Net book value	$1,937	$2,145

Property and equipment includes $222,000 and $0 of property financed under capitalized leases as of June 30, 2007 and December 31, 2006, respectively.

Subsequent Event
As a result of the termination of our current office lease as discussed under the “Subsequent Event” heading in Note 5, Onvia has shortened the estimated useful life of existing leasehold improvements to coincide with the revised expected lease termination date. We will begin depreciating these assets over their revised useful life in the third quarter of 2007.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Payroll and related liabilities	$1,004	$920
Income and other taxes payable	48	43
Accrued professional fees	89	144
	$1,141	$1,107

10. Other Income, net

Net other income consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income	$254	$242	$502	$470
Letter of credit fees	-	-	-	(18)
Other income / (expense)	1	3	(5)	5
	$255	$245	$497	$457

11. New Accounting Pronouncements

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

12. Commitments and Contingencies

Operating Leases
Onvia has a non-cancellable operating lease for its current office space that expires in April 2010, based on the terms of the lease as of June 30, 2007. Onvia also has a non-cancellable operating lease for office equipment. The lease for office equipment expires in January 2010. Refer to the “Subsequent Event” discussion under Note 5 related to the expected termination of Onvia’s current office lease.

As of June 30, 2007, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases (1)	Operating Leases	Operating Leases

Remainder of 2007	$803	$10	$813
2008	1,615	20	1,635
2009	1,655	19	1,674
2010	548	-	548

	$4,621	$49	$4,670
(1) Future minimum lease payments on real estate operating leases in the table above do not reflect the impact of the termination agreement, or Onvia’s obligations under the new lease discussed under the Subsequent Event caption in Note 5.

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment. Remaining future minimum lease payments, including interest, required on these capital leases are as follows for the years ending December 31 (in thousands):

Capital Leases

Remainder of 2007	$66
2008	132
2009	79
2010	6

$283

Purchase Obligations
Onvia has non-cancellable purchase obligations for software licenses and third party content agreements. The current agreements expire in dates ranging from 2007 to 2009.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2007	$301
2008	108
2009	9
$418

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

Legal Proceedings
Richard Wu v. Onvia, Credit Suisse, J.P. Morgan, Chase, Robertson Stephens, FleetBoston, Glenn Ballman, Mark Calvert (Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws)
In 2001, five securities class action suits were filed against Onvia, certain former executive officers of Onvia, and the lead underwriter of Onvia’s initial public offering (“IPO”), Credit Suisse First Boston (“CSFB”). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. In 2002, these five suits were consolidated, a lead plaintiff was appointed, and the consolidated complaint was filed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering. The complaint sought an undisclosed amount of damages, as well as attorneys’ fees. This action is being coordinated with approximately 300 other nearly identical actions filed against other companies.

In June 2003, a proposed settlement was reached among plaintiffs, underwriters, and issuers, including Onvia (the individual defendants having been previously dismissed). On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six focus cases that were selected by the underwriters and plaintiffs in the coordinated proceeding. The Second Circuit noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. In light of the Second Circuit’s decision vacating class certification in the six focus cases, the parties to the settlement have agreed to its termination, which the Court approved on June 25, 2007.

Plaintiffs currently plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We cannot predict whether Onvia will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of such settlement or whether that amount would be greater than Onvia’s insurance coverage. If Onvia is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Potential Future Litigation
In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

13. Provision for Income Taxes

Onvia has incurred net operating losses since its inception through June 30, 2007, and has recorded a valuation allowance for the full amount of its net deferred tax assets, as the future realization of the tax benefit is not currently likely.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. At January 1, 2007 and June 30, 2007, the Company had no unrecognized tax benefits. Accrued interest on tax positions is recorded as a component of interest expense, but is insignificant at June 30, 2007. The Company does not reasonably believe that the unrecognized tax benefit will change significantly within the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Forward-looking information contained in this Report is subject to risk and uncertainty.

We have made forward-looking statements in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have tried, wherever possible, to identify such statements by using words such as “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions, changes in the information and internet services industries, and changes in our business strategies. Readers should bear this in mind as they consider forward-looking statements. Additional information that may impact these forward-looking statements is included in “Part II - Item 1A - Risk Factors” and elsewhere in this Report, and in “Part I - Item 1A - Risk Factors” in our 2006 Annual Report on Form 10-K. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are advised, however, to consult any further disclosures we make on related subjects in reports we file from time to time with the Securities and Exchange Commission.

In this Report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

Onvia is a leading provider of market intelligence about actionable public sector revenue opportunities. Onvia’s proprietary database, Onvia Dominion®, has been compiled over the last ten years, and includes comprehensive, historical and real-time information unavailable elsewhere in the marketplace. Access to Onvia Dominion® provides businesses with insight and intelligence on relevant public sector revenue opportunities, which is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Our database provides information on approximately four million procurement records connected to over 275,000 companies from across approximately 73,000 government agencies nationwide, and thousands of records are added to our database each day. Information in our database has been collected, formatted and classified by an in-house team of researchers and third party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

We provide business professionals with critical knowledge to explore and research opportunities and win new business by offering comprehensive, timely and standardized information on government procurement opportunities.

Beginning in 2005, Onvia developed a strategic plan designed to differentiate the Company within the public-sector information marketplace with the long-term objective of consistent revenue growth and increasing return on investment. The accessibility of the unique information contained in the Onvia Dominion® database was significantly enhanced with the introduction of Onvia Business Builder in 2005. Prior to the release of Onvia Business Builder, data integration at this level was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them. Advances in technology, broad use of the Internet by government agencies, and the diligent work of the Company’s research team to collect and classify this information have enabled Onvia to make the same high-value sales intelligence affordable to businesses of all sizes.

In April 2006, we launched Onvia Navigator, an online search tool allowing customized searches of our government business intelligence database providing clients with self-directed access to our proprietary database of government procurement information. In January 2007, we enhanced the functionality of Onvia Navigator by adding the ability to search the contents of documents in our database, which should significantly increase the number and relevancy of self-directed search results for our clients.

Our revenues are currently generated from two main business channels: client subscriptions and content licenses. Contracts for our subscription-based services are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription. Subscriptions are priced based upon the geographic range, nature of content purchased and, with respect to certain products, the number of users.

Revenue from content licenses is generated from clients who resell Onvia’s business intelligence data to their customers. Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements generally have a higher annual contract value than the Company’s subscription-based services. Revenue from content license agreements is recognized ratably over the term of the agreement. Onvia also generates revenue from fees charged for document download services, list rental services, and other market intelligence reports, and these fees are recognized upon delivery.

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

Often, revenue opportunities are included within the specification documents behind the request for proposal (“RFP”) and request for quote (“RFQ”) documents. Without tools to quickly identify the pertinent information, businesses must read the entire documents to determine if there are opportunities relevant to their business. Onvia’s comprehensive database contains much of this information on both a historical and real-time basis and thousands of records are added to our database each day. Much of the information in our database is linked, so clients can quickly research information relevant to a particular project in one centralized location. Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others. Using Onvia’s database and tools, our clients spend less time on research and more time preparing winning proposals, establishing relationships and executing contracts.

Products and Services

Our products and services provide access to our proprietary Onvia Dominion database of project specific information and provide clients specialized tools for analyzing information relevant to their business. We expect to continue to expand our content and develop new database analysis and access tools to meet the needs of our existing clients as well as potential new categories of clients.

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

• RFPs, RFQs, and related amendments;

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

Content in our Onvia Dominion database is linked and associated around four key data points; project, agency, agency buyer, and vendor. The association of each record makes it possible to evaluate purchasing trends by agency and by agency buyer and identify or evaluate potential competitors.

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

Market Information Reports
In addition to Onvia’s subscription services, Onvia also offers a number of custom market information reports, including Term Contracts, which we launched in May 2007, Contact Lists, Market Analysis Reports and Winning Proposals. The Term Contract report contains actionable sales information on term or continuing service contracts coming up for renewal. With this report clients know what contracts exist, when they are coming up for renewal, who the incumbent is and who the buyers are, allowing them to perform an early evaluation of the opportunity so they can be more competitive with their proposals to increase their public sector business.

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

Executive Summary of Operations and Financial Position

In the second quarter of 2007, we increased revenue 27% to $5.2 million, compared to $4.1 million in the same period in 2006. Revenue for the first six months of 2007 increased 26% to $10.0 million, compared to $7.9 million in the same period in 2006. Revenue increased as a result of increased adoption of our database products and scheduled price increases, which resulted in an increase in annual contract value as discussed below. Operating expenses decreased slightly in both the three and six months ended June 30, 2007 compared to the same periods in 2006. Operating expenses were $4.8 million compared to $5.0 million in the second quarter of 2007 and 2006, respectively, and $10.1 million and $10.2 million in the six months ended June 30, 2007 and 2006, respectively.

Net loss decreased 77% to $358,000 in the second quarter of 2007, compared to $1.5 million in the same period in 2006. For the six months ended June 30, 2007, net loss decreased 62% to $1.4 million, compared to $3.6 million in the same period in 2006. Net loss decreased as a result of the increases in revenue discussed above combined with our ability to maintain a relatively flat operating expense structure.

We generated positive cash flow from operations for the second consecutive quarter in the three months ended June 30, 2007. Cash provided by operations was $141,000 during the second quarter of 2007, and $536,000 for the first six months of 2007, compared to cash used in operations of $831,000 and $1.8 million in the three and six months ended June 30, 2006, respectively. The change to positive cash flow from operations is primarily due to increased sales in the three and six months ended June 30, 2007 compared to the same periods in 2006, in combination with a reduction in payments on our idle lease space in 2007 compared to 2006.

Unearned revenue increased to $10.2 million at June 30, 2007, compared to $8.8 million at December 31, 2006 as a result of an increase in annual contract value per client, as discussed below.

We recorded $226,000 and $453,000 in stock-based compensation expense in the three and six months ended June 30, 2007, compared to $319,000 and $655,000 in the same periods in 2006. Stock-based compensation was lower in 2007 because we recognize this expense on an accelerated basis pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).

As of June 30, 2007, we have approximately $16.6 million in cash, cash equivalents and short-term investments, and only $244,000 in debt related to capital leases. Working capital at June 30, 2007 was approximately $5.6 million.

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

Because our county product is not part of Onvia’s ongoing business, and is inconsequential to our total contract value, we have excluded county clients from our client metrics and historical metrics have been recast to reflect this change. County clients have an average contract value of $82 per client, and in the aggregate, represent less than 1% of total contract value.

Annual Contract Value (“ACV”)
Annual contract value is the aggregate annual revenue value of our client base. Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. At June 30, 2007, annual contract value was $17.2 million, up 19% compared to $14.4 million at June 30, 2006, and up 4% compared to $16.6 million at March 31, 2007.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products. At June 30, 2007 we had approximately 9,000 clients, down 5% from approximately 9,500 at June 30, 2006 and down 1% from approximately 9,100 at March 31, 2007. The decline in the client base is primarily due to the non-renewal of entry level clients who subscribe to Onvia’s metro-level product. These clients represent approximately 11% of our client base, but only 3% of total contract value at June 30, 2007. Despite the decline in number of clients, we were able to increase revenue and ACV by upgrading existing clients to higher value products, increasing adoption of our database products by new and existing clients and scheduled price increases.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. At June 30, 2007, ACVC was $1,920, an increase of 27% compared to $1,512 at June 30, 2006, and an increase of 5% compared to $1,836 at March 31, 2007.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client. In the second quarter of 2007, QCVC was $2,065, an increase of 23% compared to $1,673 in the second quarter of 2006, and an increase of 3% compared to $2,011 in the first quarter of 2007. The increase over previous quarters reflects scheduled price increases combined with upgrades of existing clients and increases in the number of high value clients.

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

Results of Operations for the Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Subscription	85%	85%	86%	86%
Content license	13%	13%	12%	13%
Other	2%	2%	2%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue	18%	21%	18%	23%

Gross margin	82%	79%	82%	77%

Operating expenses:
Sales and marketing	54%	74%	59%	75%
Technology and development	22%	23%	24%	26%
General and administrative	18%	26%	18%	28%

Total operating expenses	94%	123%	101%	129%

Loss from operations	(12%)	(44%)	(19%)	(52%)
Other income, net	5%	6%	5%	6%

Net loss	(7%)	(38%)	(14%)	(46%)

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2007 increased 27% to $5.2 million, compared to $4.1 million for the three months ended June 30, 2006. Revenue for the six months ended June 30, 2007 increased 26% to $10.0 million, compared to $7.9 million in the same period in 2006. Revenue increased as a result of an increase in our ACV, which is attributable to increased adoption of our database products and scheduled price increases. In the second quarter of 2007, 41% of our sales included our database products, up from 33% in the second quarter of 2006.

Costs of revenues decreased to 18% of revenue for the three months ended June 30, 2007, compared to 21% in the same period in 2006. In total, costs of revenues were $939,000 compared to $868,000 for these respective periods, representing an increase of $71,000, or 8% in 2007. For the six months ended June 30, 2007, costs of revenues were 18% of revenue, compared to 23% in the same period in 2006. In total, costs of revenues were $1.8 million in both six month periods in 2007 and 2006.

Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $44,000 in payroll and contract labor-related expenses as a result of an increase in full time and temporary headcount on our research team and an increase of $20,000 in third party content costs as a result of an increase in published content. Weighted average headcount in our research team was 58 in the second quarter of 2007, compared to 55 in the second quarter of 2006.

Sales and Marketing

Sales and marketing expenses decreased in total and as a percentage of revenue to $2.8 million and 54% of revenue in the three months ended June 30, 2007, compared to $3.0 million and 74% in 2006.

In total, sales and marketing expenses decreased $214,000, or 7% in the second quarter of 2007 compared to the same period in 2006. The decrease is primarily comprised of a decrease of $145,000 in payroll-related expenses primarily due to a decrease in weighted average headcount in our sales and marketing teams. Weighted average headcount in our sales and marketing teams was 78 during the three months ended June 30, 2007, compared to 95 in the same period in 2006. We also saw decreases of $42,000 in stock-based compensation expense and $20,000 in allocated expenses as a result of the decrease in headcount. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments. Stock-based compensation was higher in the second quarter of 2006 because we recognize this expense on an accelerated basis pursuant to the provisions of FIN 28. These decreases were partially offset by an increase of $43,000 in marketing expenses.

For the six months ended June 30, 2007 and 2006 sales and marketing expenses decreased in total and as a percentage of revenue. Sales and marketing expenses were $5.9 million and 59% of revenue in 2007, compared to $6.0 million and 75% of revenue in 2006. The decrease is primarily attributable to a decrease of $86,000 in stock-based compensation and a decrease of $35,000 in marketing expenses. Marketing expenses were higher in 2006, primarily the first quarter of 2006, because of the launch of Onvia Navigator in April 2006. These decreases were partially offset by an increase of $42,000 in payroll-related expenses. Payroll-related expenses were higher primarily due to increased incentive compensation as a result of increased sales during the first quarter of 2007 compared to 2006, and severance payments to our former Vice President of Sales in 2007.

Technology and Development

Technology and development expenses increased in total for the three and six months ended June 30, 2007 compared to the same periods in 2006, but decreased to 22% and 24% of revenue in the three and six months ended June 30, 2007, compared to 23% and 26% in the same periods in 2006.

Technology and development expenses were $1.1 million and $940,000 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $192,000, or 20%. Allocated expenses increased by $144,000 as a result of an overall increase in depreciation and amortization expenses and due to the decrease in sales and marketing headcount, which increased technology and development’s percentage of overall company headcount. Payroll-related expenses increased by $95,000 primarily due to severance payments to our former Chief Information Officer. These increases were partially offset by an increase of $38,000 in capitalized internally developed software costs in the second quarter of 2007 compared to the same period in 2006. Weighted average headcount in this group was 34 in the second quarter of 2007, compared to 33 in the second quarter of 2006.

For the six months ended June 30, 2007 and 2006, technology and development expenses were $2.4 million and $2.1 million, respectively, representing a decrease of $309,000, or 15%. The increase is primarily comprised of a $249,000 increase in payroll-related expenses principally due to severance payments to our former Chief Information Officer, market-based salary increases and a marginal increase in headcount. Allocated costs also increased by $172,000 for the reasons discussed above. These increases were partially offset by an increase of $80,000 in the amount of capitalized software development costs in 2007 compared to 2006 and a decrease of $26,000 in stock-based compensation.

General and Administrative

General and administrative expenses decreased in total and as a percentage of revenue to $930,000 and 18% of revenue in the three months ended June 30, 2007, compared to $1.0 million and 26% in 2006.

In total, general and administrative expenses decreased $107,000, or 10% for the three month period ended June 30, 2007 compared to the same period in 2006. The decrease is primarily related to a decrease of $79,000 in allocated expenses and a decrease of $40,000 in stock-based compensation in 2007 compared to 2006. Weighted average headcount in this group was 12 in the second quarter of 2007, compared to 11 in the second quarter of 2006.

General and administrative expenses also decreased in total and as a percentage of revenue for the six months ended June 30, 2007 to $1.9 million and 18% of revenue, compared to $2.2 million and 28% of revenue in 2006. In total, general and administrative expenses decreased $332,000, or 15% in 2007 compared to 2006. The decrease is primarily comprised of a $141,000 decrease in professional fees, principally related to legal fees incurred in 2006 in defense of a faxing lawsuit discussed in previous filings. Allocated expenses also decreased by $135,000 due to the allocation of certain amortized costs and stock-based compensation decreased by $90,000. These decreases were partially offset by increases of $46,000 in business taxes due to higher revenues in 2007 and $30,000 in payroll-related expenses due to an increase in headcount.

Other Income, Net

Net other income was $255,000 for the three months ended June 30, 2007, compared to $245,000 for the same period in 2006, representing an increase of $10,000, or 4%. For the six months ended June 30, 2007 net other income was $497,000, compared to $457,000 in the same period in 2006, representing an increase of $40,000, or 9%. The increases are primarily attributable to an increase in short-term interest rates compared to the same periods in 2006.

Net Loss, Net Loss per Share and Comprehensive Loss

For the three and six months ended June 30, 2007, net loss decreased to $358,000 and $1.4 million, compared to $1.5 million and $3.6 million for the same periods in 2006, representing decreases of $1.2 million and $2.3 million, or 77% and 62%, respectively. The decrease in net loss is primarily related to increases in revenue, and containment of operating expenses as discussed above. On a per share basis, net losses were $0.04 and $0.17 for the three and six months ended June 30, 2007, respectively, compared to $0.20 and $0.46 in the same periods in 2006.

Comprehensive losses were $364,000 and $1.4 million for the three and six months ended June 30, 2007, respectively, compared to $1.5 million and $3.6 million in the same periods in 2006. Unrealized gains and losses for the three and six month periods ended June 30 represent unrealized gains and losses on available-for-sale securities.

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

Lease Obligations

In September 2006, Onvia entered into an amended lease on its current corporate headquarters building, reducing its lease obligation by 49,215 square feet. The amendment coincided with a direct lease between Onvia’s landlord and a third party to lease all of Onvia’s previously idle office space in this building. Onvia retains 29,785 square feet in the same building through April 2010.

Onvia’s remaining idle lease accrual of $3.2 million at June 30, 2007 represents the difference between its original contractual obligation on the 49,215 square feet and the lease rates in the direct lease between the third party and our landlord for the remainder of the lease term.

Subsequent Event

On July 31, 2007, we entered into a tri-party agreement with our landlord and a third party to terminate our obligations under our current office lease. The termination will become effective upon our office relocation which is expected in January 2008. Upon execution of the new lease, we provided a security deposit of $538,000, which will be reduced annually on a straight line basis over a four year period beginning with the first anniversary of the commencement date. Upon termination of the current lease, our security deposit of $3.5 million on our current corporate headquarters is required to be returned to us.

Our obligations under the new lease and the termination agreements for the existing lease are subject to our current landlord’s lender’s consent, which is expected no later than August 15, 2007. As a result of the termination, we will reverse approximately $2.7 million of our existing idle lease accrual upon receipt of the lender’s consent. The reversal represents the remaining idle lease obligation from the estimated January 2008 effective date of the relocation through the April 2010 expiration date of the original lease.

Rent expense on our existing office lease will decrease by approximately $186,000 over the third and fourth quarters of 2007. Rent expense is recognized on a straight-line basis over the term of the lease and total rent expense decreased as a result of the termination. This decrease will be offset by an increase in rent expense associated with the new office lease. We will begin recognizing rent expense for the new lease upon possession of the space to begin the required build-out, expected in late August 2007. Rent expense for the new lease will be approximately $260,000 over the third and fourth quarters of 2007.

We have shortened the estimated useful life of existing leasehold improvements to coincide with the revised lease termination date. As a result, depreciation expense related to these assets will increase by approximately $390,000 per quarter in both the third and fourth quarters of 2007.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“FAS 123R”), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under FIN 28. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted. Please refer to the discussion of valuation assumptions in Note 3 of the Notes to Condensed Consolidated Financial Statements of this Report for additional information on the estimation of these variables. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Internally Developed Software

Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $153,000 in internally developed software costs during the six months ended June 30, 2007, compared to $165,000 in the same period in 2006. Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Amortization related to capitalized software was $65,000 and $125,000 for the three and six months ended June 30, 2007, respectively and $61,000 and $112,000 in the same periods in 2006.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of June 30, 2007 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations (1)	$4,621	$1,598	$3,023	$-	$-
Purchase obligations (2)	418	355	63	-	-
Capital lease obligations (3)	283	132	151	-	-
Other operating lease obligations (4)	49	20	29	-	-
Total	$5,371	$2,105	$3,266	$-	$-

(1) Future minimum lease payments on real estate operating leases in the table above do not reflect the impact of the termination agreement, or Onvia’s obligations under the new lease discussed under the “Subsequent Event” caption under “Lease Obligations” above.
(2) Purchase obligations relate to installments for software licenses, marketing and third party content agreements.
(3) Capital lease obligations relate to server equipment and related maintenance agreements.
(4) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash, cash equivalents and short-term investments were $16.6 million at June 30, 2007, and our working capital was $5.6 million. From December 31, 2006 to June 30, 2007, our cash, cash equivalents and short-term investments increased $2.2 million, including cash provided by operating activities of $141,000 in the second quarter of 2007 and $536,000 for the six months ending June 30, 2007, representing the second consecutive quarter that we have generated positive cash flow from operations. The increase in cash, cash equivalents and short-term investments is primarily due to increased sales during the first six months of 2007 and a reduction in payments on our idle leased office space. We also received approximately $394,000 from stock option exercises and purchases under our employee stock purchase plan.

Although we generated positive cash flow from operations in the first and second quarters of 2007, we may not be able to generate positive cash flow from operations in consecutive quarters in the near term; however, we do expect to generate recurring positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.

We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering and scheduled price increases. ACV at June 30, 2007 was $17.2 million, compared to $14.4 million at June 30, 2006, representing an increase of 19%. The increase over the previous year is primarily attributable to sales of our new Onvia Business Builder and Onvia Navigator products, which have a higher price-point than our entry-level Onvia Guide product, combined with a scheduled price increase that occurred in April 2007.

On July 31, 2007 we entered into agreements to terminate our existing office lease upon relocation to a new office, which is expected in January 2008, and entered into a new lease agreement on a new office building. As a result of these transactions, our security deposit of $3.5 million on our existing lease will be returned upon termination of that lease. In July 2007, we issued a new security deposit of $538,000 for the new lease, which will be returned annually on a straight-line basis over the next four years.

We expect cash flows over the remaining term of our existing lease (through April 2010) to improve by approximately $3.2 million as a result of these transactions; however, this improvement will be partially offset by approximately $850,000 in tenant-improvement costs to build-out the new office space. These build-out costs are expected to be incurred over the fourth quarter of 2007 and the first quarter of 2008. Please refer to the Subsequent Events discussion under Lease Obligations above for a more detailed discussion of these transactions.

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

Operating Activities

Net cash provided by operating activities was $536,000 for the six months ended June 30, 2007, compared to net cash used in operating activities of $1.8 million in the same period in the prior year, representing a decrease in cash used of $2.4 million, or 129% in 2007. The change to net cash provided by operating activities from net cash used in operating activities was primarily attributable to an increase in sales in the first six months of 2007, cash collected for sales made in the fourth quarter of 2006 and a reduction in payments for our idle leased office space as a result of reducing our obligation on that space.

Investing Activities

Net cash used in investing activities was $2.9 million in the six months ended June 30, 2007, compared to net cash provided by investing activities of $1.2 million for the same period in 2006, representing an increase in cash used of $4.1 million, or 333%. The increase in cash used is primarily the result of an increase in net purchases of new investments in the first six months of 2007 compared to the same period in 2006.

Financing Activities

Net cash provided by financing activities was $388,000 in the six months ended June 30, 2007, compared to $133,000 in the same period in the prior year. Net cash provided by financing activities in both periods was principally related to employee option exercises and purchases under our employee stock purchase plan.

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

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry only $244,000 in debt related to capital leases as of June 30, 2007, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Our investment portfolio consists of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities). Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under “Legal Proceedings” in Note 12, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A. Risk Factors

Our 2006 Annual Report on Form 10-K includes a detailed discussion of certain risk factors facing our company. The risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2006 Annual Report. There are no material changes to the risk factors previously disclosed in our 2006 Annual Report.

•	Risks related to our growth strategy

o	We may not be able to meet our projected renewal rates
o	The change in our sales methodology may not be successful and we may be required to increase our sales and marketing expenses in order to achieve our revenue goals
o	We may not be able to increase subscribership to our high value products
o	We may not achieve our projections for adoption of our products by targeted enterprise clients
o	We may not achieve our projections for adoption of new products by new and existing clients
o	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets
o	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to obtain information and conduct commerce
o	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties
o	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients
o	Intense competition could impede our ability to gain market share and could harm our financial results

•	Risks related to our new product strategy

o	We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of new content and products
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o
We have invested significant capital into the development of new products, such as Onvia Business Builder, Onvia Navigator and Term Contract Reports, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

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
o
The first and second quarters of 2007 represent the first time since our inception that we have generated positive cash flow from operations. Due to seasonal fluctuations in our business and limited performance history on adoption of new products, we may not be able to continue to achieve positive cash flow from operations in the near term

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

o	We may be unable to hire or retain executive officers, directors, senior managers and other key employees, which would harm our ability to execute our business strategy
o	We may be required to utilize third party recruiting firms to assist in hiring key employees, which would increase our cost of hiring
o
System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients, especially in connection with our office relocation

o	Increased construction costs and delays in construction timelines may impact our office relocation date, which would adversely impact our cash flow and operating expenses
o	Increased co-location costs related to moving our data center offsite may adversely impact our cash flow and operating expenses
o	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our business
o
Portions of our content are aggregated and/or formatted by off-shore vendors. Delivery of that content may be impacted by local political, social or environmental conditions, which may result in delayed delivery to our clients resulting in client dissatisfaction

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

o
Any settlement or claim awarded against Onvia in our ongoing litigation matters discussed in Note 12, “Commitments and Contingencies,” of the notes to our unaudited condensed consolidated financial statements in this Report could negatively impact our operating results

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

a)	Onvia’s annual stockholders meeting was held on May 4, 2007 in Seattle, Washington

b)
Onvia’s Class I Directors, Steven D. Smith, James L. Brill and D. Van Skilling, were elected to continue their terms for an additional three year period (until 2010) and until their respective successors are elected and qualified. The existing terms of our Class II Directors, Michael D. Pickett and Roger L. Feldman, and our Class III Directors, Jeffrey C. Ballowe and Robert G. Brown, continued after the annual meeting.

c)	The matter voted upon at the annual stockholders meeting and the number of votes cast for, against or withheld are as follows:

To elect three members of the Board of Directors to hold office for a three year term and until their respective successors are elected and qualified.

Name	Votes For	Votes Against	Votes Withheld
Steven D. Smith	7,361,361	0	96,397
James L. Brill	7,454,707	0	3,051
D. Van Skilling	7,454,599	0	3,159

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004)

3.2	Bylaws of Onvia (incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)

4.1	Form of Onvia’s Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2
Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated by reference to Exhibit 4.1 from the Form 8-K, filed on November 25, 2002)

10.1
Mercer Yale Building Amendment No. 2 to Amended and Restated Office Lease Agreement between Onvia and Blume Yale Limited Partnership dated September 7, 2006 (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006)

10.2*	Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2005, filed on March 31, 2006)

10.3*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2004, filed on March 25, 2005)

10.4*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.5*	2000 Employee Stock Purchase Plan (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6*	2000 Directors’ Stock Option Plan (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.7*
Third Amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 6, 2002)

10.8*
Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.9*
Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated by reference to Exhibit 10.5 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.10* ++	Separation Agreement with Matthew S. Rowley dated May 31, 2007

10.11* ++	Separation Agreement with Peter Noble dated May 16, 2007

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

Date: August 13, 2007