Form 10-Q
period 2007-09-30
ONVIA INC
filed 2007-11-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-29609

============================================================================

ONVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware
91-1859172

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1260 Mercer Street
Seattle, Washington 98109
(Address of principal executive offices, including zip code)

(Registrant's telephone number, including area code): (206) 282-5170

============================================================================

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

Common stock, par value $.0001 per share: 8,192,610 shares outstanding as of October 31, 2007.

ONVIA, INC.

INDEX
-----

PART I. FINANCIAL INFORMATION	1
Item 1. Unaudited Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets (Unaudited)	1
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes To Condensed Consolidated Financial Statements (Unaudited)	4
1. Basis of Presentation	4
2. Use of Estimates	4
3. Stock-Based Compensation and Stock Option Activity	4
4. Earnings per Share	6
5. Idle Lease Accrual	6
6. Prepaid Expenses and Other Current Assets	8
7. Other Assets	8
8. Property and Equipment	8
9. Accrued Expenses	9
10. Other Income, net	9
11. New Accounting Pronouncements	9
12. Commitments and Contingencies	10
13. Provision for Income Taxes	12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Company Overview	14
Executive Summary of Operations and Financial Position	18
Seasonality	19
Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006	20
Critical Accounting Policies and Management Estimates	24
Contractual Obligations	26
Liquidity and Capital Resources	27
Recent Accounting Pronouncements	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	28
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	33
SIGNATURES	35

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,673	$8,430
Short-term investments, available-for-sale	8,280	6,005
Accounts receivable, net of allowance for doubtful accounts of $52 and $48	897	815
Prepaid expenses and other current assets	1,120	781
Security deposits, current portion	3,500	-

Total current assets	21,470	16,031

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $5,504 and $4,641	1,447	2,145
Long-term investments	-	1,478
Security deposits, net of current portion	538	3,500
Other assets, net	1,412	837

Total long term assets	3,397	7,960

TOTAL ASSETS	$24,867	$23,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,266	$455
Accrued expenses	817	1,107
Idle lease accrual, current portion	197	1,071
Capital leases, current portion	107	-
Unearned revenue, current portion	9,049	8,481
Deferred rent, current portion	80	29

Total current liabilities	11,516	11,143

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	-	2,708
Capital leases, net of current portion	119	-
Unearned revenue, net of current portion	285	359
Deferred rent, net of current portion	58	186

Total long term liabilities	462	3,253

TOTAL LIABILITIES	11,978	14,396

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,183,834 and 7,929,153 shares issued and outstanding	1	1
Treasury stock, at cost: 16,918 and 32,369 shares	(83)	(159)
Additional paid in capital	350,892	349,175
Accumulated other comprehensive income / (loss)	8	(6)
Accumulated deficit	(337,929)	(339,416)

Total stockholders’ equity	12,889	9,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,867	$23,991

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,578	$3,671	$13,173	$10,467
Content license	607	535	1,853	1,570
Other	205	59	389	177

Total revenue	5,390	4,265	15,415	12,214

Cost of revenue	928	812	2,700	2,611

Gross margin	4,462	3,453	12,715	9,603

Operating expenses:
Sales and marketing	2,700	2,846	8,565	8,812
Technology and development	784	1,050	3,151	3,108
General and administrative	1,021	889	2,909	3,109
Idle lease expense	(2,653)	(230)	(2,653)	(230)

Total operating expenses	1,852	4,555	11,972	14,799

Income / (loss) from operations	2,610	(1,102)	743	(5,196)
Other income, net	247	253	743	710

Net income / (loss)	$2,857	$(849)	$1,486	$(4,486)

Unrealized gain on available-for-sale securities	19	19	14	21

Comprehensive income / (loss)	$2,876	$(830)	$1,500	$(4,465)

Basic net income / (loss) per common share	$0.35	$(0.11)	$0.18	$(0.57)

Diluted net income / (loss) per common share	$0.33	$(0.11)	$0.18	$(0.57)

Basic weighted average shares outstanding	8,119	7,898	8,049	7,878

Diluted weighted average shares outstanding	8,547	7,898	8,443	7,878

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$1,486	$(4,486)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,232	795
Impairment of assets	45	-
Loss / (gain) on sale of property and equipment	7	(2)
Stock-based compensation	673	955
Change in operating assets and liabilities:
Accounts receivable	(82)	(103)
Prepaid expenses and other current assets	(311)	60
Other assets	7	60
Accounts payable	811	(173)
Accrued expenses	(255)	(172)
Idle lease accrual	(3,582)	(1,855)
Unearned revenue	494	2,061
Deferred rent	(77)	(2)

Net cash provided by / (used in) operating activities	448	(2,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(130)	(665)
Proceeds from sales of property and equipment	-	5
Additions to internally developed software	(814)	(287)
Purchases of investments	(9,044)	(13,592)
Maturities of investments	8,261	19,056
Additions to security deposits	(538)	-

Net cash (used in) / provided by investing activities	(2,265)	4,517

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(24)	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	1,084	162

Net cash provided by financing activities	1,060	162

Net (decrease) / increase in cash and cash equivalents	(757)	1,817

Cash and cash equivalents, beginning of period	8,430	12,087

Cash and cash equivalents, end of period	$7,673	$13,904

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(14)	$(21)
Issuance of treasury stock for 401K matching contribution	(83)	(62)
Purchases under capital lease obligations	(250)	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiaries, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiaries in the three and nine month periods ended September 30, 2007 or 2006. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

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

3. Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$3	$7	$12	$20
Sales and marketing	60	112	238	376
Technology and development	38	24	72	78
General and administrative	118	157	351	481

Total stock-based compensation	$219	$300	$673	$955

Since Onvia has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“FAS 123R”).

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.27%	4.67%	4.45%	4.51%
Expected volatility	46%	49%	46%	62%
Dividends	0%	0%	0%	0%
Expected life (in years)	5.5	4.3	4.9	5.1

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.

The following weighted average assumptions were used for the purchase period beginning during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.98%	5.01%
Expected volatility	28%	54%
Dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three and nine months ended September 30, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2007	2,083,094	$7.97
Options granted	82,250	7.92
Options exercised	(79,964)	3.70
Options forfeited and cancelled	(54,063)	6.90
Total options outstanding at March 31, 2007	2,031,317	8.16
Options granted	31,000	8.45
Options exercised	(14,192)	3.54
Options forfeited and cancelled	(180,572)	8.55
Total options outstanding at June 30, 2007	1,867,553	8.16
Options granted	100,000	10.95
Options exercised	(134,979)	5.12
Options forfeited and cancelled	(53,540)	9.30
Total options outstanding at September 30, 2007	1,779,034	$8.52	6.51	$4,151,533

Options exercisable at September 30, 2007	1,094,630	$8.36	5.54	$3,574,219
Options vested and expected to vest at September 30, 2007	1,674,833	$8.50	6.41	$4,064,113

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $8.77 at September 30, 2007 for options that were in-the-money at September 30, 2007. The number of in-the-money options outstanding and exercisable at September 30, 2007 was 1,022,927 and 735,978, respectively.

The weighted average grant date fair value of options granted during the three and nine month period ended September 30, 2007 was $3.72 and $2.99 per option, respectively, compared to $1.88 and $2.38 in the same periods in 2006.

As of September 30, 2007, there was approximately $1.1 million of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.42 years.

During the three and nine months ended September 30, 2007, approximately $691,000 and $1.0 million, respectively, was received for exercises of stock options.

4. Earnings per Share

Basic earnings per share are calculated by dividing the net income or loss for the period by the weighted average shares of common stock outstanding for the period. Diluted earnings per share are calculated by dividing the net income per share by the weighted average common stock outstanding for the period plus dilutive potential common shares using the treasury stock method. In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months		Nine Months
	2007	2006	2007	2006
Net income / (loss)	$2,857	$(849)	$1,486	$(4,486)
Shares used to compute basic net income / (loss) per share	8,119	7,898	8,049	7,878
Dilutive potential common shares:
Stock options	428	-	394	-
Shares used to compute diluted net income / (loss) per share	8,547	7,898	8,443	7,878
Basic net income / (loss) per share	$0.35	$(0.11)	$0.18	$(0.57)
Diluted net income / (loss) per share	$0.33	$(0.11)	$0.18	$(0.57)

For the three and nine months ended September 30, 2007 options and warrants to purchase approximately 786,000 and 1.0 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $8.67 and $7.34, respectively, were not included in the calculation because the effect would have been anti-dilutive. Comparatively, for the three and nine months ended September 30, 2006, options and warrants to purchase approximately 2.2 million shares of common stock are excluded from the calculation because they would have been anti-dilutive since we were in a net loss position in those periods.

5. Idle Lease Accrual

In September 2006, Onvia entered into an amended lease on its current corporate headquarters building, reducing its lease obligation by 49,215 square feet. The amendment coincided with a direct lease between Onvia’s landlord and a third party to lease all of Onvia’s previously idle office space in this building. Onvia retained 29,785 square feet in the same building subsequent to this amendment.

On July 31, 2007, Onvia entered into a tri-party agreement with its landlord and a third party to terminate Onvia’s obligations under its current office lease. The termination is expected to become effective upon Onvia’s office relocation, which is expected in January 2008. Upon execution of a new lease for corporate office space, Onvia provided a security deposit of $538,000, which will be reduced annually on a straight line basis over a four year period beginning with the first anniversary of the commencement date. Upon termination of the current lease, Onvia’s security deposit of $3.5 million on its current corporate headquarters is required to be returned to Onvia.

As a result of the lease termination Onvia reversed approximately $2.7 million of its existing idle lease accrual during the third quarter of 2007. The reversal represents the remaining idle lease obligation from the estimated January 2008 planned termination date through the April 2010 expiration date of the original lease.

Onvia’s remaining idle lease accrual of $197,000 at September 30, 2007 represents the difference between Onvia’s original contractual obligation on the 49,215 square feet removed in the September 2006 amendment and the lease rates in the direct lease between the third party and the Company’s landlord through December 2007. This amount will be paid out through the remainder of the lease term, which is expected to terminate in January 2008.

The following table displays a rollforward of the idle lease accrual for the three and nine months ended September 30, 2007 (in thousands):

Idle Lease
Accrual
Idle lease accrual at December 31, 2006	$3,779
Amounts paid	(288)
Idle lease accrual at March 31, 2007	3,491
Amounts paid	(306)
Idle lease accrual at June 30, 2007	3,185
Amounts paid	(335)
Accrual adjustment	(2,653)
Idle lease accrual at September 30, 2007	$197

The lease termination impacted Onvia’s financial results for the three and nine months ended September 30, 2007 in several ways. In addition to the $2.7 million reversal discussed above, Onvia shortened the estimated useful lives of existing leasehold improvements to coincide with the shortened lease term, resulting in accelerated depreciation of its current leasehold improvements. Additionally, Onvia began recording rent expense associated with its new office space in August 2007 when the space was made available for tenant improvements.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Prepaid expenses	$548	$671
Reimbursable tenant improvements	235	-
Interest receivable	247	110
Other	90	-
	$1,120	$781

7. Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Internally developed software	$2,411	$1,640
Long-term portion of prepaid software licenses	3	9
Accumulated amortization of internally developed software	(1,002)	(812)
	$1,412	$837

During the third quarter of 2007, Onvia recorded an impairment loss of $45,000 related to internally developed software based on an impairment evaluation pursuant to the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The impaired assets relate to internally developed code that was initially developed to enhance the functionality of existing products and internal workflow. Onvia’s technology team is currently improving its technology platform to significantly enhance the functionality and scalability of new and existing products and processes. As a result of this initiative, Onvia no longer believes that the code originally developed will be compatible with the revised platform and believes that these costs have no future value to the Company. The $45,000 impairment loss represents the full capitalized value of these assets and is included in operating expenses under the general and administrative category in both the three and nine month periods ending September 30, 2007.

8. Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Computer equipment	$2,613	$2,477
Software	1,004	975
Furniture and fixtures	531	531
Leasehold improvements	2,803	2,803

Total property and equipment	6,951	6,786

Less accumulated depreciation and amortization	(5,504)	(4,641)

Net book value	$1,447	$2,145

Property and equipment includes $222,000 and $0 of property financed under capitalized leases as of September 30, 2007 and December 31, 2006, respectively.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Payroll and related liabilities	$708	$920
Income and other taxes payable	28	43
Accrued professional fees	81	144
	$817	$1,107

10. Other Income, net

Net other income consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$259	$249	$761	$719
Interest expense	(5)		(5)
Letter of credit fees	-	-	-	(18)
Other (expense) / income	(7)	4	(13)	9
	$247	$253	$743	$710

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

12. Commitments and Contingencies

Operating Leases
Onvia has a non-cancellable operating lease for its current office space that is expected to terminate in January 2008 pursuant to the termination agreement discussed in Note 5. Concurrent with the termination agreement on its current office space, Onvia entered into a new non-cancellable operating lease for new office space in a different location, which is expected to terminate in October 2015. Onvia also has a non-cancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

As of September 30, 2007, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

Remainder of 2007	$402	$5	$407
2008	163	20	183
2009	1,002	19	1,021
2010	1,032	-	1,032
2011	1,062	-	1,062
Thereafter	4,372	-	4,372

	$8,033	$44	$8,077

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment. Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31 (in thousands):

	Capital Leases
	Principle	Interest	Total
Remainder of 2007	$27	$7	$34
2008	119	13	132
2009	74	5	79
2010	6	-	6

	$226	$25	$251

Purchase Obligations
Onvia has non-cancellable purchase obligations for software licenses, collocation hosting arrangements, software development agreements and third party content agreements. The current agreements expire in dates ranging from 2007 to 2011.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2007	$549
2008	723
2009	751
2010	759
2011	357
$3,139

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

Legal Proceedings
In 2001, five securities class action suits were filed against Onvia, certain former executive officers, and the lead underwriter of Onvia’s Initial Public Offering (“IPO”), Credit Suisse First Boston (“CSFB”). The suits were filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. In 2002, a consolidated complaint was filed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering. The complaint sought an undisclosed amount of damages, as well as attorneys’ fees. This action is being coordinated with approximately 300 other nearly identical actions filed against other companies.

On December 5, 2006, the Court of Appeals for the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test or “focus” cases. The plaintiffs selected these six cases, which do not include Onvia. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected. Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Onvia, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Onvia and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in Onvia’s case.

Due to the inherent uncertainties of litigation, Onvia cannot accurately predict the ultimate outcome of this matter. Onvia cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can the Company predict the amount of such settlement or whether that amount would be greater than Onvia’s insurance coverage. If Onvia is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

In addition, on October 2, 2007, Vanessa Simmonds, a purported stockholder of Onvia, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co., and Bank of America Corporation, the lead underwriters of Onvia’s initial public offering in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Onvia was named as a nominal defendant in the action, but the Company has no liability for the asserted claims. The Company does not anticipate that the ultimate outcome of this litigation will have a material adverse impact on its financial position.

Potential Future Litigation
In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

13. Provision for Income Taxes

Onvia incurred net operating losses (“NOL”) from its inception through the second quarter of 2007. Although Onvia recorded operating income for the third quarter ended September 30, 2007, the Company does not believe that the future realization of the tax benefit is currently likely; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of their valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

The Company plans to complete a Section 382 analysis regarding ownership changes that may have occurred, but at this time the Company cannot reasonably estimate whether such a change has occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN

 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. At January 1, 2007 and September 30, 2007, the Company had no unrecognized tax benefits. Accrued interest on tax positions is recorded as a component of interest expense, but is insignificant at September 30, 2007. Once Onvia completes a Section 382 analysis, the Company plans to update its unrecognized tax benefits under FIN 48, which may result in a change in unrecognized tax benefits within 12 months of the end of the period covered by this report. At this time, however, the Company cannot estimate how much the unrecognized tax benefits may change. Based on information currently available, the Company does not reasonably believe that the unrecognized tax benefit will change significantly within the next twelve months.

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

In this Report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiaries.

Company Overview

Onvia is a leading provider of market intelligence about actionable public sector revenue opportunities. Onvia’s proprietary database, Onvia Dominion®, has been compiled over the last ten years, and includes comprehensive, historical and real-time information unavailable elsewhere in the marketplace. Access to Onvia Dominion® provides businesses with insight and intelligence on relevant public sector revenue opportunities, which is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Our database provides information on approximately four million procurement related records connected to over 275,000 companies from across approximately 73,000 government agencies nationwide, and thousands of records are added to our database each day. Information in our database has been collected, formatted and classified by an in-house team of researchers and third party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

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

Our revenues are currently generated from two main business channels: client subscriptions and content licenses. Contracts for our subscription-based services are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription. Subscriptions are priced based upon the geographic range, nature of content purchased and, with respect to certain products, the number of users or number of records purchased.

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

• Bids, RFPs, RFQs, and related amendments;

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

Market Information Reports
In addition to Onvia’s subscription services, Onvia also offers a number of custom market information reports, including Term Contracts, which we launched in May 2007, Contact Lists, Market Analysis Reports and Winning Proposals. The Term Contract report contains actionable sales information on term or continuing service contracts coming up for renewal. With this report clients know what contracts exist, when they are coming up for renewal, who the incumbent is and who the buyers are, allowing them to perform an early evaluation of the opportunity so they can be more competitive with their proposals to increase their public sector business. These reports are generally one-time deliverables and revenue is recognized upon delivery.

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

Executive Summary of Operations and Financial Position

We had net income of $2.9 million in the third quarter of 2007, or $0.33 per diluted share, compared to a net loss of $849,000, or $(0.11) per diluted share for the prior year period. For the first nine months of 2007, net income was $1.5 million or $0.18 per diluted share, compared to a net loss of $4.5 million or $(0.57) per diluted share in the prior year. Net income of $2.9 million and $1.5 million for the three and nine months of 2007 includes a net $2.4 million decrease to operating expenses related to a series of lease transactions executed in the third quarter of 2007. We generated $448,000 of operating cash flow in the first nine months of 2007, compared to $2.9 million used in operations for the prior year period, and we ended the quarter with $16.0 million in cash and short-term investments. In the third quarter of 2007, we issued a security deposit of $538,000 pursuant to the terms of our new lease. Upon the expected termination of our current lease in January 2008, our $3.5 million security deposit under our current lease will be returned.

Operating expenses were lower than anticipated in the third quarter of 2007, because the competitive hiring market in Seattle made it difficult to fill open positions across the Company. We are actively trying to fill our open positions, which will increase operating expenses, but these positions are critical to the longer term success of the Company. We continue to focus on executing our strategy of developing unique new products and providing our clients with critical information they need to grow their businesses. Our sales results continue to benefit strongly from this strategy, with both revenue and annual contract value up. Revenue increased 26% in both the three and nine month periods in 2007, compared to the same periods in 2006. Annual contract value was $17.5 million at September 30, 2007, up 17% compared to $14.9 million at September 30, 2006.

Year over year, unearned revenue increased 12% to $9.3 million at September 30, 2007, compared to $8.3 million at September 30, 2006. Unearned revenue declined from $10.2 million in the second quarter of 2007 due to lower national accounts sales in the third quarter compared to the second quarter of 2007 and due to a higher than normal percentage of third quarter sales remaining uncollected at quarter end. These sales are not recognized in deferred revenue until payment is received from the client.

Onvia’s last major product launch was the release of Onvia Business Builder in August 2005, followed by the launch of Onvia Navigator in April 2006. The Company has leveraged these products to increase the contract value of its client base; however, contract value and contract value per client growth rates have recently slowed due to a delay in the launch of new products. In the first quarter of 2008, Onvia plans to release a new content solution, which is intended to expand the market for Onvia’s services, generate top line revenue growth and improve client metrics.

Management evaluates the following four key operating metrics, among others, to assist in the evaluation of Onvia’s operating performance, and believes these metrics provide a means to compare our business with other businesses in the information industry.

Annual Contract Value (“ACV”)
Annual contract value is the aggregate annual revenue value of our client base. Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. At September 30, 2007, annual contract value was $17.5 million, up 17% compared to $14.9 million at September 30, 2006, and up 2% compared to $17.2 million at June 30, 2007.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products. At September 30, 2007 we had approximately 8,800 clients, down 5% from approximately 9,200 at September 30, 2006 and down 2% from approximately 9,000 at June 30, 2007. The decline in the client base is primarily due to the non-renewal of entry level clients who subscribe to Onvia’s metro-level product. These clients represent approximately 11% of our client base, but only 3% of total contract value at September 30, 2007.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. At September 30, 2007, ACVC was $1,984, an increase of 22% compared to $1,629 at September 30, 2006, and an increase of 3% compared to $1,920 at June 30, 2007.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client. In the third quarter of 2007, QCVC was $2,163, an increase of 19% compared to $1,823 in the third quarter of 2006, and an increase of 5% compared to $2,067 in the second quarter of 2007.

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

Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Subscription	85%	86%	85%	86%
Content license	11%	13%	12%	13%
Other	4%	1%	3%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue	17%	19%	18%	21%

Gross margin	83%	81%	82%	79%

Operating expenses:
Sales and marketing	50%	66%	56%	73%
Technology and development	15%	25%	20%	25%
General and administrative	19%	21%	18%	26%
Idle lease accrual	(49%)	(5%)	(17%)	(2%)

Total operating expenses	35%	107%	77%	122%

Loss from operations	48%	(26%)	5%	(43%)
Other income, net	5%	6%	5%	6%

Net loss	53%	(20%)	10%	(37%)

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2007 increased 26% to $5.4 million, compared to $4.3 million for the three months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 increased 26% to $15.4 million, compared to $12.2 million in the same period in 2006. Revenue increased as a result of an increase in our ACV, which is attributable to increased adoption of our database products and market information reports and scheduled price increases. As of September 30, 2007, 45% of our client base had purchased access to our database products, up from 28% at September 30, 2006.

Costs of revenues decreased to 17% of revenue for the three months ended September 30, 2007, compared to 19% in the same period in 2006. In total, costs of revenues were $928,000 compared to $812,000 for these respective periods, representing an increase of $116,000, or 14% in 2007. For the nine months ended September 30, 2007, costs of revenues were 18% of revenue, compared to 21% in the same period in 2006. In total, costs of revenues were $2.7 million compared to $2.6 million for these respective periods.

Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $73,000 in payroll and contract labor-related expenses as a result of an increase in full time and temporary headcount on our research team and an increase of $39,000 in third party content costs as a result of an increase in published content. Weighted average headcount in our research team was 59 in the third quarter of 2007, compared to 52 in the third quarter of 2006.

Sales and Marketing

Sales and marketing expenses decreased in total and as a percentage of revenue to $2.7 million and 50% of revenue in the three months ended September 30, 2007, compared to $2.8 million and 66% in 2006.

In total, sales and marketing expenses decreased $146,000, or 5% in the third quarter of 2007 compared to the same period in 2006. The decrease is primarily comprised of a decrease of $392,000 in payroll-related expenses primarily due to a decrease in weighted average headcount in our sales and marketing teams. Weighted average headcount in our sales and marketing teams was 77 during the three months ended September 30, 2007, compared to 93 in the same period in 2006. We also saw a decrease of $75,000 in marketing expenses as a result of a reallocation of marketing dollars from direct marketing toward development of our new website. Website costs incurred during the third quarter were in the development phase of the project and were capitalized pursuant to guidance in Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs. In addition, we saw a decrease of $52,000 in stock-based compensation expense and $24,000 in telecom expenses. Stock-based compensation was higher in the third quarter of 2006 because we recognize this expense on an accelerated basis pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). Telecom expenses were lower as a result of a change in our telecom provider. These decreases were partially offset by an increase of $421,000 in allocated expenses as a result of an overall increase in depreciation and amortization related to accelerated depreciation of leasehold improvements due to our lease termination. Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments.

For the nine months ended September 30, 2007 and 2006 sales and marketing expenses decreased in total and as a percentage of revenue. Sales and marketing expenses were $8.6 million and 56% of revenue in 2007, compared to $8.8 million and 73% of revenue in 2006. The decrease is primarily attributable to a decrease of $352,000 in payroll related expenses, $138,000 in stock-based compensation, $110,000 in marketing expenses and $47,000 in telecom expenses. Payroll expenses declined primarily due to a decrease in weighted average headcount to 80 during the first nine months of 2007 compared to 92 in the same period in 2006. These decreases were partially offset by an increase of $420,000 in allocated expenses as a result of an overall increase in depreciation and amortization.

Technology and Development

Technology and development expenses decreased in total and as a percentage of revenue to $784,000 and 15% of revenue for the three months ended September 30, 2007 compared to $1.0 million and 25% of revenue in the same period in 2006. For the nine months ended September 30, 2007, technology and development expenses increased in total, but decreased as a percentage of revenue to $3.2 million and 20% of revenue, compared to $3.1 million and 25% of revenue.

For the comparable three month periods technology and development expenses decreased $266,000, or 25%. The decrease in expenses is primarily comprised of an increase of $157,000 in the amount of capitalized internally developed software costs, which represent payroll related expenses for this group, and a decrease of $115,000 in payroll related expenses. Payroll expenses decreased because of a reduction in weighted average headcount to 23 during the third quarter of 2007, compared to 32 in the same period in 2006. Capitalized internally developed software costs were higher in 2007 because of a replatform initiative being undertaken by our technology group that is intended to make our overall technology platform more scalable.

For the comparable nine month periods technology and development expenses increased $43,000, or 1%. The increase is primarily comprised of a $124,000 increase in payroll-related expenses principally due to severance payments to our former Chief Information Officer and market-based salary increases. Allocated costs also increased by $138,000 as a result of an overall increase in these expenses. These increases were partially offset by an increase of $237,000 in the amount of capitalized internally developed software costs in 2007 compared to 2006.

General and Administrative

General and administrative expenses decreased as a percentage of revenue, but increased in total to $1.0 million and 19% of revenue in the three months ended September 30, 2007, compared to $889,000 and 21% in 2006. For the nine month periods ended September 30, 2007 and 2006, general and administrative expenses decreased in total and as a percentage of revenue to $2.9 million and 18% of revenue, compared to $3.1 million and 26% of revenue, respectively.

For the comparable three month periods, general and administrative expenses increased $132,000, or 15% in 2007 compared to the same period in 2006. The increase is primarily related to increases of $42,000 in allocated expenses, $40,000 in professional fees, $24,000 in payroll related expenses, and the recognition of a $45,000 impairment loss on internally developed software. Professional fees increased primarily as a result of project management fees incurred in connection with our office relocation. Payroll expenses increased due to normal market-based salary increases. The impairment loss is discussed in more detail below under the “Critical Accounting Policies and Management Estimates” section of this Report. These increases were partially offset by a decrease of $40,000 in stock-based compensation in 2007 compared to 2006. Weighted average headcount in this group was 11 in both three months periods.

For the comparable nine month periods, general and administrative expenses decreased $200,000, or 6% in 2007 compared to the same period in 2006. The decrease is primarily comprised of a $129,000 decrease in stock-based compensation, a $100,000 decrease in professional fees, principally related to legal fees incurred in 2006 in defense of a faxing lawsuit discussed in previous filings, a $92,000 decrease in allocated expenses due to the allocation of certain amortized costs, and a $31,000 decrease in insurance expenses due to a decline in premiums. These decreases were partially offset by increases of $99,000 in payroll related expenses due to a slight increase in headcount and normal market-based salary increases, and the recognition of a $45,000 impairment loss on capitalized internally developed software. Weighted average headcount in this group was 12 in the nine months ended September 30, 2007 compared to 11 in the same period in the prior year.

Other Income, Net

Net other income was relatively flat at $247,000 for the three months ended September 30, 2007, compared to $253,000 for the same period in 2006. For the nine months ended September 30, 2007 net other income was $743,000, compared to $710,000 in the same period in 2006, representing an increase of $33,000, or 5%. The increase for the nine month period is primarily attributable to slightly higher average balance in interest bearing accounts in 2007 compared to 2006.

Net Income and Loss, Net Income and Loss per Share, and Comprehensive Income and Loss

For the three and nine months ended September 30, 2007, we reported net income of $2.9 million and $1.5 million, respectively, compared to net losses of $849,000 and $4.5 million, respectively, in the same periods in 2006. Net income for the three and nine month periods in 2007 includes the impact of a series of lease transactions, which resulted in the reversal of $2.7 million of our idle lease accrual offset by an increase of $294,000 in additional depreciation and rent expense. Please refer to the “Lease Obligations” discussion under the “Critical Accounting Policies and Management Estimates” section of this Report for a more detailed discussion of these lease transactions. The change from a net loss position to a net income position is primarily related to increases in revenue and containment of operating expenses as discussed above in conjunction with the impact of the lease transactions.

In addition to the discussion of our GAAP net income, we believe it is important to discuss our net income on an adjusted basis exclusive of the impacts of our idle lease transactions to better demonstrate results from our core business. The following tables present a reconciliation of our three and nine month GAAP net income to Adjusted Net Income, which excludes the impact of these transactions:

	Three Months Ended September 30
	2007			2006
	(Unaudited)
	(In thousands, except per share data)

	As Reported	Lease Impact	Adjusted	As Reported	Lease Impact	Adjusted

Total revenue	$5,390	$-	$5,390	$4,265	$-	$4,265

Cost of revenue	928	-	928	812	-	812

Gross margin	4,462	-	4,462	3,453	-	3,453

Operating expenses:
Sales and marketing	2,700	(236)	2,464	2,846	-	2,846
Technology and development	784	(37)	747	1,050	-	1,050
General and administrative	1,021	(21)	1,000	889	-	889
Idle lease expense	(2,653)	2,653	-	(230)	230	-

Total operating expenses	1,852	2,359	4,211	4,555	230	4,785

Gain / (loss) from operations	2,610	(2,359)	251	(1,102)	(230)	(1,332)
Other income, net	247	-	247	253	-	253

Net income / (loss)	$2,857	$(2,359)	$498	$(849)	$(230)	$(1,079)

Unrealized gain on available-for-sale securities	19	-	19	19	-	19

Comprehensive income / (loss)	$2,876	$(2,359)	$517	$(830)	$(230)	$(1,060)

Basic net income / (loss) per common share	$0.35	$(0.29)	$0.06	$(0.11)	$(0.03)	$(0.14)

Diluted net income / (loss) per common share	$0.33	$(0.28)	$0.05	$(0.11)	$(0.03)	$(0.15)

Basic weighted average shares outstanding	8,119	8,119	8,119	7,898	7,898	7,898

Diluted weighted average shares outstanding	8,547	8,547	8,547	7,898	7,898	7,898

	Nine Months Ended September 30
	2007			2006
	(Unaudited)
	(In thousands, except per share data)

	As Reported	Lease Impact	Adjusted	As Reported	Lease Impact	Adjusted
Total revenue	$15,415	$-	$15,415	$12,214	$-	$12,214

Cost of revenue	2,700	-	2,700	2,611	-	2,611

Gross margin	12,715	-	12,715	9,603	-	9,603

Operating expenses:
Sales and marketing	8,565	(236)	8,329	8,812	-	8,812
Technology and development	3,151	(37)	3,114	3,108	-	3,108
General and administrative	2,909	(21)	2,888	3,109	-	3,109
Idle lease expense	(2,653)	2,653	-	(230)	230	-

Total operating expenses	11,972	2,359	14,331	14,799	230	15,029

Gain / (loss) from operations	743	(2,359)	(1,616)	(5,196)	(230)	(5,426)
Other income, net	743	-	743	710	-	710

Net income / (loss)	$1,486	$(2,359)	$(873)	$(4,486)	$(230)	$(4,716)

Unrealized gain on available-for-sale securities	14	-	14	21	-	21

Comprehensive income / (loss)	$1,500	$(2,359)	$(859)	$(4,465)	$(230)	$(4,695)

Basic net income / (loss) per common share	$0.18	$(0.29)	$(0.11)	$(0.57)	$(0.03)	$(0.60)

Diluted net income / (loss) per common share	$0.18	$(0.28)	$(0.10)	$(0.57)	$(0.03)	$(0.60)

Basic weighted average shares outstanding	8,049	8,049	8,049	7,878	7,878	7,878

Diluted weighted average shares outstanding	8,443	8,443	8,443	7,878	7,878	7,878

Adjusted Net Income for the three months ended September 30, 2007 was $498,000, compared to an Adjusted Net Loss of $1.1 million for the same period in 2006, representing an improvement of $1.6 million, or 146% in 2007. For the nine months ended September 30, 2007, Adjusted Net Loss was $873,000 compared to $4.7 million in the same period in 2006. On a diluted per share basis, net income was $0.33 and $0.18 for the three and nine months ended September 30, 2007, respectively, compared to diluted net losses of $0.11 and $0.57 in the same periods in 2006. Diluted Adjusted Net Income per Share improved $0.20, or 133%, to $0.05 in the three months ended September 30, 2007, compared to a Diluted Adjusted Net Loss per Share of $(0.15) in the same period in 2006. For the nine month period ended September 30, 2007 Diluted Adjusted Net Loss per Share improved $0.50, or 83%, to $(0.10) compared to $(0.60), in the prior year. The improved results are due to increases in revenue and containment of operating costs as discussed above.

Comprehensive income and loss for the three and nine month periods include unrealized gains on available-for-sale securities. Unrealized gains were $19,000 and $14,000 for the three and nine month periods in 2007, respectively, compared to $19,000 and $21,000, respectively, in the same periods in 2006.

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

Lease Obligations

In September 2006, we entered into an amended lease on our current corporate headquarters building, reducing our lease obligation by 49,215 square feet. The amendment coincided with a direct lease between our landlord and a third party to lease all of our previously idle office space in this building. We retained 29,785 square feet in the same building subsequent to this amendment.

On July 31, 2007, we entered into a tri-party agreement with our landlord and a third party to terminate our obligations under our current office lease. The termination is expected to become effective upon our office relocation, which is expected in January 2008. Upon execution of the new lease, we provided a security deposit of $538,000, which will be reduced annually on a straight line basis over a four year period beginning with the first anniversary of the commencement date. Upon termination of the current lease, our security deposit of $3.5 million on our current corporate headquarters is required to be returned to us.

As a result of the execution of the lease termination agreements we reversed approximately $2.7 million of our existing idle lease accrual. The reversal represents the remaining idle lease obligation from the estimated January 2008 effective date of the relocation through the April 2010 expiration date of the original lease.

Our remaining idle lease accrual of $197,000 at September 30, 2007 represents the difference between our original contractual obligation on the 49,215 square feet removed by the September 2006 amendment and the lease rates in the direct lease between the third party and the Company’s landlord through December 2007. This amount will be paid out through the remainder of the lease term, which runs through December 2007.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“FAS 123R”), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under FIN 28. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted. Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Internally Developed Software and Other Capitalized Costs

Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. We also capitalize certain costs incurred in connection with the development of our web site in accordance with the provisions of EITF 00-2. We capitalized $859,000 in internally developed software and web site development costs during the nine months ended September 30, 2007, compared to $287,000 in the same period in 2006. Capitalized software and web site development costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Amortization related to capitalized software was $64,000 and $189,000 for the three and nine months ended September 30, 2007, respectively and $48,000 and $160,000 in the same periods in 2006.

During the third quarter of 2007, we recorded an impairment loss of $45,000 related to internally developed software based on an impairment evaluation pursuant to the guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The impaired assets relate to internally developed code that was initially developed to enhance the functionality of existing products and internal workflow. Our technology team is currently undertaking an initiative to revise our technology platform to significantly enhance the functionality and scalability of new and existing products and processes. As a result of this initiative, we no longer believe that the code originally developed will be compatible with the revised platform and we believe that these costs have no future value to the Company. The $45,000 impairment loss represents the full capitalized value of these assets and is included in operating expenses under the general and administrative category in both the three and nine month periods ending September 30, 2007.

Income taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established for the full amount of the net deferred tax assets as the Company has determined that the recognition criteria for realization have not been met.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

We plan to complete a Section 382 analysis regarding ownership changes that may have occurred, but at this time we cannot reasonably estimate whether such a change has occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Company recognized no increase or decrease in its deferred tax assets as a result of the implementation of FIN 48. Onvia currently has a full valuation allowance for its deferred tax assets as the future realization of the tax benefit is not currently likely. Once we complete a Section 382 analysis, we plan to update our unrecognized tax benefits under FIN 48, which may result in a change in unrecognized tax benefits within 12 months of the end of the period covered by this report. At this time, however, we cannot estimate how much the unrecognized tax benefits may change. Based on information currently available, we do not reasonably believe that the unrecognized tax benefit will change significantly within the next twelve months.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of September 30, 2007 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$8,033	$402	$2,993	$2,203	$2,435
Purchase obligations (1)	3,139	1,101	784	1,254	-
Capital lease obligations (2)	251	132	119	-	-
Other operating lease obligations (3)	44	20	24	-	-
Total	$11,467	$1,655	$3,920	$3,457	$2,435

(1) Purchase obligations relate to installments for software licenses, collocation hosting arrangements, software development agreements, marketing agreements and third party content agreements.
(2) Capital lease obligations relate to server equipment and related maintenance agreements.
(3) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash, cash equivalents and short-term investments were $16.0 million at September 30, 2007, and our working capital was $10.0 million. From December 31, 2006 to September 30, 2007, our cash, cash equivalents and short-term investments increased $1.5 million, including cash provided by operating activities of $448,000. The increase in cash, cash equivalents and short-term investments is primarily due to increased sales during the first nine months of 2007 and a reduction in payments on our idle leased office space, along with approximately $1.1 million from stock option exercises and purchases under our employee stock purchase plan.

Although we generated positive cash flow from operations in the first nine months of 2007, we may not be able to generate positive cash flow from operations in the future; however, we do expect to generate recurring positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations. We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering and scheduled price increases.

On July 31, 2007 we entered into agreements to terminate our existing office lease upon relocation to a new office, which is expected in January 2008, and entered into a new lease agreement for new office space. As a result of these transactions, our security deposit of $3.5 million on our existing lease will be returned upon termination of that lease. In July 2007, we issued a new security deposit of $538,000 for the new lease, which will be returned annually on a straight-line basis over the next four years.

We expect cash flows over the remaining term of our existing lease (through April 2010) to improve by approximately $3.2 million as a result of these transactions; however, this improvement will be partially offset by approximately $1.0 million in tenant-improvement costs to build-out the new office space. These build-out costs are expected to be incurred over the fourth quarter of 2007 and the first quarter of 2008. Please refer to the “Lease Obligations” discussion above for a more detailed description of these transactions.

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

Operating Activities

Net cash provided by operating activities was $448,000 for the nine months ended September 30, 2007, compared to net cash used in operating activities of $2.9 million in the same period in the prior year, representing a decrease in cash used of $3.3 million, or 116% in 2007. The change to net cash provided by operating activities from net cash used in operating activities was primarily attributable to an increase in sales in the first nine months of 2007, cash collected for sales made in the fourth quarter of 2006 and a reduction in payments for our idle leased office space as a result of reducing our obligation on that space.

Investing Activities

Net cash used in investing activities was $2.3 million in the nine months ended September 30, 2007, compared to net cash provided by investing activities of $4.5 million for the same period in 2006, representing an increase in cash used of $6.8 million, or 150%. The increase in cash used is primarily the result of an increase in net purchases of new investments in the first nine months of 2007 compared to the same period in 2006.

Financing Activities

Net cash provided by financing activities was $1.1 million in the nine months ended September 30, 2007, compared to $162,000 in the same period in the prior year. Net cash provided by financing activities in both periods was principally related to employee option exercises and purchases under our employee stock purchase plan. Increases in our stock price have resulted in an increase in the number of option exercises compared to the prior year.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. We are currently evaluating the impact adoption of FAS 159 will have on our financial position and results of operations.

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

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities. Due to the fact that we carry only $226,000 in debt related to capital leases as of September 30, 2007, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

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

ཉ	Risks related to our growth strategy

o	We may not be able to meet our projected renewal rates
o	We may be required to increase our sales and marketing expenses in order to achieve our revenue goals
o	We may not be able to increase subscribership to our high value products
o	We may not achieve our projections for adoption of our products by targeted enterprise clients
o	We may not achieve our projections for adoption of new products by new and existing clients
o	We may fail to hire, train and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets
o	Our ability to grow our business depends in part on government agencies and businesses increasing their use of the Internet to obtain information and conduct commerce
o	We may lose the right to the content that we distribute, which we collect from governmental entities and other third parties
o	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients
o	Intense competition could impede our ability to gain market share and could harm our financial results

ཉ	Risks related to our new product strategy

o	We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of new content and products
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o
We have invested significant capital into the development of new products, such as Onvia Business Builder, Onvia Navigator and Term Contract Reports, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

o	Our clients may be dissatisfied with the accuracy, coverage and timeliness of our content and performance of our new products
o	We may improperly price our new product offerings for broad client acceptance
o	We may overestimate the value of sales intelligence to companies doing business with the government

o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace

ཉ	Financial, economic and market risks

o	We have a limited operating history, making it difficult to evaluate our business and future prospects
o
The first and second quarters of 2007 represented the first time since our inception that we had generated positive cash flow from operations. Due to seasonal fluctuations in our business we did not generate positive cash flow from operations in the third quarter of 2007, but still generated positive cash flow over the first nine months of the year. Due to these seasonal fluctuations and limited performance history on adoption of new products, we may not be able to continue to achieve positive cash flow from operations in the near term

o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance
o	We may require significant additional capital in the future, which may not be available on suitable terms, or at all
o	Our stock price has fluctuated significantly in the past and could continue to fluctuate significantly in response to various factors, some of which are beyond our control
o	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock
o	Changes in accounting and reporting policies or practices, such as the adoption of FAS 123R, may affect our financial results or presentation of results, which may affect our stock price

ཉ	Risks related to integrating future mergers, acquisitions or other corporate transactions

o	We may fail to successfully evaluate, execute and integrate future mergers, acquisitions or other corporate transactions
o	If a merger, acquisition or other corporate transaction does not meet the expectations of financial or industry analysts or Onvia's investors, the market price of our common stock may decline

ཉ	Operational risks

o
Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

o	We may be unable to hire or retain executive officers, directors, senior managers and other key employees, which would harm our ability to execute our business strategy
o	We may be required to leverage third party recruiting firms to a greater extent than anticipated to assist in hiring key employees, which would increase our cost of hiring
o
System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients, especially in connection with our office relocation and the collocation of our data center

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

o	We may be unable to effectively combat unauthorized redistribution of our published information
o	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all
o	Increased blocking of our emails could negatively impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts

ཉ	Regulatory, judicial or legislative risks

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
o
Utilization of our NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, which may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Number	Description
10.10*	Separation Agreement with Matthew S. Rowley dated May 31, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 10-Q for the period ended June 30, 2007, filed on August 13, 2007)

10.11*	Separation Agreement with Peter Noble dated May 16, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 10-Q for the period ended June 30, 2007, filed on August 13, 2007)

10.12 ++	Medical Dental Building Lease Agreement between Onvia and GRE 509 Olive LLC, dated July 31, 2007

10.13 ++	Stage III Tri-Party Agreement between Onvia, Blume Yale Limited Partnership and the Bill and Melinda Gates Foundation, dated July 27, 2007

10.14 ++	Termination of Lease Agreement between Onvia and Blume Yale Limited Partnership, dated July 27, 2007

10.15 ++	Agreement between Onvia and the Bill and Melinda Gates Foundation, dated July 31, 2007

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

Date: November 14, 2007