Form 10-K
period 2007-12-31
ONVIA INC
filed 2008-03-31
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission File Number 000-29609

ONVIA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1859172
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
509 Olive Way, Suite 400, Seattle, Washington 98101
(Address of Principal Executive Offices)
 (206) 282-5170
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $.0001 par value per share	The NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2007, as reported on the NASDAQ Global Market, was $51,612,591.

The number of shares of the registrant’s common stock outstanding at March 1, 2008 was 8,218,780.

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2007

PART I

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors” and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

ITEM 1.	BUSINESS

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

Onvia is a leading provider of business solutions that help companies plan, market and sell to targeted markets throughout the United States, or U.S.  We have developed a unique process for collecting and organizing transactional information, which we convert into actionable market intelligence.  We believe our business solutions provide our clients with a distinct competitive advantage.

Many companies react to business opportunities instead of proactively and intelligently pursuing the best prospects for their products and services.  Onvia’s business solutions help clients more effectively target federal, state, local and educational purchasing entities, and as of February 2008, our solutions include in-depth analysis on early stage commercial and residential infrastructure projects.  Our business solutions allow clients to track their competitors, analyze market trends, and identify new market opportunities to stay ahead of market changes.  Our clients can leverage our historical database to identify prospects, establish alerts for upcoming contracting opportunities, review history on public and private infrastructure projects, and research government agencies and private sector businesses to effectively establish and maintain lucrative business relationships.

Onvia’s proprietary database, Onvia Dominion®, has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within the Onvia Dominion® database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 4.6 million procurement related records connected to over 275,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 63,000 current and historical opportunities covering activity within the top 76 US markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Advances in technology, broad use of the Internet by government agencies, and the diligent work of the Company’s research team to collect and classify this information have enabled Onvia to make the same high-value sales intelligence affordable to businesses of all sizes.

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

Industry Background

The infrastructure marketplace, defined as the industries supported by public and private construction projects and facilities maintenance, spends over $1 trillion annually on new projects and in support of new and existing facilities.  Over 3.4 million businesses compete for opportunities within this highly competitive marketplace and identifying qualified business partners and prospects is essential to a company’s success.  Identifying relevant infrastructure projects and partners can be difficult and companies spend a substantial amount of time and effort to locate and research new partners and opportunities to grow their businesses.  The Internet provides short-term visibility into government and private sector contracting information for both government agencies and businesses alike, but does not provide the on-demand intelligence required to guide strategic decisions.

Even after a new business opportunity is identified, many companies do not have enough information about the project to prequalify the opportunity, such as decision maker information, the purchasing history of the government agency or project owner, and who competes for similar projects.  This information is useful not only for companies contracting directly with the project owner, but also for subcontractors that would like to compete for work on awarded contracts.  This information is rarely available from one source, and may not be available at all for historical projects.

Success in the private commercial and residential construction marketplace is largely based upon strong business relationships and corporate positioning.  Development projects must be identified early in the planning and zoning process for a contractor or architect to be considered for the engagement.  Business relationships are essential for some specialties, such as environmental engineers, who may need to identify projects before presentation to the zoning and planning board.  Strong segment contacts are the primary way for companies to identify private sector projects at the very earliest stage.  Companies competing in this market need to understand who the key decision makers are within their segment and geographic footprint to ensure that they are properly positioned to win future opportunities.

Public sector opportunities are difficult to prequalify for most businesses.  Often, revenue opportunities are included within the specification documents behind the request for proposal, or RFP, and request for quote, or RFQ, documents.  Without tools to quickly identify the pertinent information, businesses must read the entire documents to determine if there are opportunities relevant to their business.  Onvia’s comprehensive database contains much of this information on both a historical and real-time basis and thousands of records are added to our database each day.  Much of the information in our database is linked, so clients can quickly research information relevant to a particular project in one centralized location.  Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others.  Using Onvia’s database and tools, our clients spend less time on research and more time preparing winning proposals, establishing relationships, and executing contracts.

Products and Services

Our products and services provide access to our proprietary Dominion® database of project specific information and provide clients specialized tools for analyzing information relevant to their business.  We expect to continue to expand our content and develop new database analysis and access tools to meet the needs of our existing clients as well as potential new categories of clients.

We leverage technology, tools and business processes to research, classify and publish actionable public and private sector opportunities from public and private sources. Through an automated process, we link related records within our database, prequalify business opportunities for our clients based upon the client’s profile, and provide access to the information in a timely manner, generally within 24 hours of their public release. Our database contains information on the largest industry verticals, with a focus on the infrastructure verticals, which include:

·	Architecture and Engineering
·	Construction and Building Supplies
·	IT / Telecommunications
·	Business Consulting Services
·	Operations and Maintenance Services
·	Transportation Equipment

Within these verticals we also provide hard to find content, which creates a comprehensive view of a project throughout the most critical phases of the procurement lifecycle. These transactional records include:

·	Advance Notice – alerts businesses of projects in the early stages of the development process, before the bid or RFP is released in its final form, or before final zoning and planning board approval;
·	RFPs, RFQs, and related amendments;
·
Planholders and Bidders Lists – provides competitive intelligence by presenting a list of competitors that have acquired plans, specifications, bidding documents and/or proposals for specific projects in the active bid or proposal stage, and a list of competitors who submit bids for prime contracts with the owner of the project;

·	Bid Results and Awards Information – notifies businesses of awarded bids, providing valuable information for use in their own sales and marketing activities; and
·	Grants – supplies federal grant information critical to anyone tracking or applying for publicly-funded projects.

Our suite of information services is comprised of the following products:

Onvia’s Business Solutions

Onvia’s public and private sector solutions are two distinct service offerings, but when used together, the combined information provides a comprehensive view of the infrastructure marketplace.

We have three distinct access levels to our public sector information: Onvia Business Builder; Onvia Navigator; and the Onvia Guide.

Onvia Business Builder
Onvia Business Builder is our most comprehensive public sector product and is intended to enable businesses of all sizes to compete more effectively in the government procurement marketplace.  This product leverages Onvia’s proprietary database of historical information gathered from local, state and federal government agencies and education entities to help clients evaluate and respond to new bid requests and RFPs with more competitive responses by allowing them to easily research competitor and buyer information.

Subscribers to Onvia Business Builder receive customized daily email notifications about relevant business opportunities focused on the verticals described above, and associated around four key data hubs; project history, agency research, agency buyer research, and competitor research.   The association of each record makes it possible to evaluate purchasing trends by agency and by agency buyer and identify or evaluate potential competitors.

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

Onvia Navigator
Onvia Navigator is our database research tool, which allows clients to easily identify market opportunities within our proprietary database and search the contents of the related specification documents. Onvia Navigator enables users to focus their research in many ways, including by procurement types, submittal dates, contract locations, agencies, and contract values. Once the desired results are identified using Onvia Navigator, clients can employ Onvia Business Builder to provide detailed information on the search results.

The Onvia Guide
 Onvia Guide subscribers receive the same customized daily email notifications about relevant business opportunities that subscribers to the Onvia Business Builder product receive, without the user interface to research information in our database.  This product is an affordable entry level option for our clients.

In February 2008, Onvia expanded its business solutions to include information on the commercial and residential development market.

Onvia Planning and Construction
 Onvia Planning and Construction provides early stage project information on commercial and residential development projects.  This market intelligence solution is comprehensive, covering the top 76 metropolitan areas within the U.S.  Our database of over 63,000 commercial and residential records provides a detailed overview of the commercial and residential marketplace.  This market intelligence can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, Onvia Planning and Construction helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inbox.  Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

Management Information Reports
In addition to our subscription services, we also offer a number of custom market information reports. These reports are generally one-time deliverables and revenue is recognized upon delivery.

·
Term Contracts – The Term Contract report contains actionable sales information on term or continuing service contracts at public agencies coming up for renewal.  With this report clients know what contracts exist, when they are coming up for renewal, who the incumbent is and who the buyers are, allowing them to perform an early evaluation of the opportunity so they can be more competitive with their proposals to increase their public sector business.
·
Contact Lists – Provide our clients a comprehensive list of decision makers, agency procurement officers and zoning officials that can be used to develop relationships and identify potential business partners.

·	Market Opportunity Reports – The vital market intelligence needed for strategic planning and marketing, such as:
·	Year-over-year growth rates by market or category to help understand buying trends;
·	Market growth rates to assist in business planning;
·	Distribution of state and local opportunities by sales territory to help allocate resources;
·	Competitive analysis; and
·	Seasonality and buying trends.
·
Winning Proposals Library – Compare and contrast winning proposals submitted by competing firms in order to gain valuable competitive insights.  Provides insight into how other companies position their qualifications and personnel, structure and format persuasive proposals, incorporate supporting materials, price goods and services, and differentiate themselves from their competitors.

Strategy

Onvia’s mission is to become the competitive advantage that powers businesses through innovative market intelligence.  Our strategic plan calls for differentiating the Company within the infrastructure marketplace with the long-term objective of consistent revenue growth and increasing return on investment.  Key elements of our strategy include:

·
Expand the valuable content included in our database:  Historically, we have collected hard to find information types to increase the value of our content to our clients such as planholders lists, bidder lists, and agency decision maker lists.  In 2008 we have gone to market with private sector commercial and residential development information dating as far back as January 2007.  By expanding the coverage of current and historical information, our content will be applicable to broader market segments, and should improve retention of our existing client base.

·
 Enhance our existing research tools:  Since 2005, we have leveraged our flagship product, Onvia Business Builder, which provides access to historical information in addition to the real time notification that we already provided.  In 2006, we launched Onvia Navigator, which allows clients to easily identify market opportunities within our proprietary database and search the contents of the related specification documents. In January 2008, we launched Onvia Planning and Construction, which provides valuable early stage information on commercial and residential development projects.  By continuing to enhance our product offering through the introduction of new tools and services that further improve our clients’ ability to tailor the information to the needs of their business, we expect that we will increase the satisfaction of our existing clients, thereby increasing retention rates, and also will broaden the appeal of our products to potential new categories of clients.

·
Understand client needs: We are committed to intimately understanding the needs of our clients and the marketplace. We performed a comprehensive market research study to gain further insight on the business development needs of our clients and results of this research led to the introduction of Onvia Planning and Construction in February 2008.  We expect to continue to introduce new content and tools to enhance the appeal of our products to existing and potential clients in 2008 and beyond.

·
Increase annual contract value:  Annual contract value represents the aggregate annual subscription value of our client base.  Growth in annual contract value demonstrates success in increasing the number of clients and upgrading existing clients into new and higher valued products.  We intend to increase annual contract value by upgrading existing clients to higher value products, increasing prices and introducing new products during 2008.

·
Drive adoption of our higher value products: Clients that purchase our higher value products such as Onvia Business Builder and Onvia Planning and Construction, generally receive the most comprehensive information specific to their businesses. These higher value products have also historically produced higher client retention rates. We seek to better serve our non-premium clients by migrating them to higher value products.

Clients

We serve two separate business channels for our business clients:  client subscriptions and content licenses.  Client subscriptions are sold directly to the end user of the business intelligence.  At December 31, 2007, Onvia had approximately 8,500 subscribing clients.  Client subscriptions contributed approximately 85% of the Company’s revenue in 2007, compared to 86% in 2006.  At December 31, 2007, the annual contract value of our client subscribers was approximately $17.6 million, compared to $15.5 million at December 31, 2006.

Our second business channel, content licenses, represents clients who resell Onvia’s business intelligence to their customers.  These clients represented approximately 12% of the Company’s revenue in 2007, compared to 13% in 2006.  The annual contract value of our content license clients was approximately $2.4 million at December 31, 2007 compared to $2.1 million at December 31, 2006.

We also generate revenue from fees charged for one-time management information reports, document download services, and list rental services; these fees represented a combined 3% of our revenue in 2007, compared to 1% in 2006.

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
·
Increase the efficiency and predictability of our acquisition team by shortening the prospect discovery process through consistent and proactive prequalification of prospects and selective targeting of ideal prospects that do business in verticals served well within our product offering.

Our 2008 sales strategy also has strong emphasis on performance management processes around forecasting, managing activities and results, and prioritizing activity around at risk clients.

Marketing Strategy

We deploy an integrated approach to our marketing, incorporating email direct marketing, online search engine marketing, public relations, and supporting sales tools and collateral.  Client retention and upgrade marketing are an integral part of the Company’s marketing strategy.  Marketing programs are intended to keep the Onvia name and solutions in front of our clients and prospective clients in a relevant and meaningful way, through informative newsletters, new product updates, government best practice emails, blogs, and personalized renewal reminders, among others.

In 2007, we focused our marketing efforts on generating high quality sales leads at the lowest cost, while providing the proper sales tools to support high-value sales.  We refined our online marketing programs and website to drive more qualified leads from people using search engines to identify revenue opportunities.  In 2008 our lead generation efforts will focus on increasing efficiency through driving more highly qualified, targeted leads and will supplement this effort with more sophisticated client relationship management, relationship marketing communications, analytics, tracking and reporting.

Agency Relationships

Agency partners bring value through source contributed content and by providing referrals of their business suppliers. As of December 31, 2007, Onvia had approximately 400 active partner agencies in key metropolitan areas nationwide. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts. Some recent partner additions include Atlanta Public Schools and Wisconsin Association of Public Purchasers.

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

Onvia’s web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at a third-party offsite co-location facility. The Company’s co-location vendor provides 24x7 monitoring and engineering support in a climate-controlled and physically secure environment and Onvia’s network operations personnel have 24x7 access to the facility. Onvia’s data center has redundant communication lines from multiple Internet service providers and has its own emergency power and backup systems. The Company houses all non-critical systems such as development servers, quality assurance servers, and internal network servers at its headquarters in Seattle.

In addition to maintaining responsibility for the technical architecture, security and uptime of its online solutions, the Company’s technology department works closely with the sales and marketing departments to ensure that client feedback for new features is incorporated into new products and services.

Competition

The market for comprehensive intelligence around the infrastructure marketplace is underserved. Competitors include, to a limited extent, bid aggregators, industry analysts and government e-procurement platforms.

Onvia’s current and potential competitors include, but are not limited to, the following:

•	Information companies who target specific verticals also covered by Onvia’s services, such as McGraw-Hill, Contractors Register and Input; and
•	Lead generation and bid matching companies such as FedMarket, BidNet and GovernmentBids.

Onvia may face additional competition in the future as well-funded companies look to develop new government procurement and private sector database products and services. Onvia must differentiate itself by increasing the value of its database, developing products and services with high switching costs, and by creating a loyal, recurring base of clients.  To achieve this Onvia must continually enhance its content and sources, and provide its clients with relevant, customized views of its database.

The Company believes that the principal competitive factors affecting its market include, but are not limited to, breadth and depth of content, content quality, base of existing clients, and client service. In order to excel at these principal competitive factors, we strive to achieve a superior understanding of our target clients, offer greater value in our content and services and sustain a more efficient operating model. We also mitigate some potential competitive pressures by selling our content to some of our competitors for redistribution to their clients. We believes that our current database offering compares favorably to select offerings available in the marketplace today based on the depth and history of its information, breadth of content types, and daily updates.

Seasonality

The new client acquisition side of our business is subject to some seasonal fluctuations. The third quarter is generally the Company’s slowest quarter for new client acquisition. The construction industry is our single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes new client acquisition to decline compared to the other quarters in the year. For this reason, it may not be possible to compare the performance of our business by consecutive quarters, and our quarterly results should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter for the previous year.

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

We license and will continue to license certain products integral to our services from third parties, including products that are integrated with internally developed products and used jointly to provide key content and services. These third-party product licenses may not continue to be available on commercially reasonable terms and we may not be able to successfully integrate such third-party products into our solutions.

We presently have no issued U.S. patents and have one U.S. patent application pending.  We filed a U.S. patent application for our Onvia Business Builder product in 2006.  It is possible that we may not develop future proprietary products or technologies that are patentable and that the patents of others will seriously harm our ability to do business.

We have registered trademarks in the U.S. for Onvia, Onvia and the design (current logo with the orange circular design), Onvia Dominion®, DemandStar, QuoteWire, BidWire, and e-Journal of Commerce. We also have registered trademarks in Canada for Onvia (previous logo), the Onvia checkmark logo, and Onvia.com.

Employees

As of March 1, 2008, we had 172 employees working in the following departments: 84 in sales and marketing, 50 in research, which are included in cost of sales, 26 in technology and development and 12 in general and administrative.

None of our employees is represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2007, 2006 and 2005, all of our revenues were generated from clients located in the U.S.  All of our long lived assets are located in the U.S.  A portion of our net operating losses, or NOLs, are denominated in Canadian dollars; however, a full valuation allowance has been recorded for the net deferred tax asset associated with these NOLs, because realization of the future tax benefit is not currently more likely than not.

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

During 2007, we directed significant resources toward the development of a new website, which we believe will generate a significant portion of our sales leads in the future.  If this new website or other existing or planned marketing initiatives do not drive sufficient sales leads to our sales organization, we may be required to increase spending on new and untested marketing initiatives to deliver adequate leads to our sales team in order to achieve our revenue goals and our operating results may suffer.

Achieving our sales goals also depends in part on increasing the number of new clients generated by our acquisition sales team.  We plan to increase new client acquisition by increasing headcount on our acquisition sales team in 2008 and by improving the productivity of each of our sales representatives.  We have hired new sales leadership and plan to invest in new sales tools to increase productivity; however, if we do not achieve the desired productivity increases, we may be required to increase headcount to a greater extent than planned, which would increase our operating expenses and may adversely impact our operating results.

We may not be able to increase subscribership to our high value products.

We expect that a significant portion of our future growth will come from increasing our annual contract value per client, and we expect this to be driven by increased adoption of our high value products.  Subscribers to our high value products have higher annual contract value, higher renewal rates and provide greater lifetime value to the Company. Failure to increase subscribership to these products would adversely impact our client metrics and future growth.

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

We made significant investments in 2007 to expand our database and develop the Onvia Planning and Construction product and we plan to launch additional content and tools in 2008 and beyond.  We expect to see an increase in retention rates for our existing clients and an increase in new customer acquisition because of the added features in these new products and tools.  Adoption of these products by new and existing clients may not be consistent with our estimates and would impact our client metrics and future growth.

Weakness in the commercial-residential housing market could drive reduced spending by our clients and prospective clients on business intelligence services.

The majority of our clients are small to medium sized businesses operating within the infrastructure verticals, which include industries that would be negatively impacted by a slowdown in the commercial and residential development market, such as Building & Construction and Architecture & Engineering.  Broad economic downturns typically have a greater impact on small and medium sized businesses than on larger entities, and the majority of our clients are small to medium sized businesses.  The economic downturn in these industries could cause our clients and prospective clients to reduce their spending on market intelligence, which would slow our revenue growth.

Weakness in the commercial-residential housing market or in the U.S. economy in general, could reduce tax revenues collected by government agencies and may result in reduced government spending in the future.

Government agencies generate revenue from property, income and other taxes.  Weakness in the housing market may cause property values to decline, which would result in lower property taxes. In addition, weakness in the overall U.S. economy may result in decreases in personal and business income taxes generated by government agencies.  A reduction in government tax revenues may result in decreased spending by government agencies.  If government agencies significantly reduce spending on new projects, new content for our products and services may decline, and our clients and prospective clients may decrease spending on marketing to government agencies.  In either case, new client acquisition and retention rates may decline.

We may fail to attract, hire and retain sales associates who can effectively communicate the benefits of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

In order to achieve our projected revenue growth rates, our sales teams must be able to effectively communicate the benefits of our products to existing and potential clients. We expect to see increases in client retention rates and in new client acquisition revenue and our sales goals are aggressive. If we are unable to retain our current sales associates and attract and hire new sales associates with the appropriate skills, we may not be able to achieve our projected sales targets and revenue growth rates.

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

The functionality in Onvia Business Builder and Onvia Planning and Construction is robust, and we expect that if adoption of these tools is in line with our expectations that our competitors may introduce products with similar functionality.  If our competitors introduce products with similar functionality or are able to more effectively market and price their products for broad customer acceptance, new client acquisition and existing client retention would be adversely impacted.  If we are unable to enhance our functionality or increase our marketing efforts to offset challenges from our competitors, we may lose market share.

Risks related to our new product strategy

We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of these tools and products.

We expect to introduce new content in 2008 that will complement our current suite of products.  If client acceptance and adoption of these new products is below our expectations, our projected growth rates and client acquisition and retention goals may not be achieved, and our financial results would be harmed. We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content. If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond their anticipated launch dates, our projected growth rates may not be achieved.

We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings.

We continue to adopt more efficient content collection methods, which allow us to increase our content collection without significantly increasing our cost of revenue.  We will need to identify cost effective sources and develop efficient collection processes for new content types required to support our new product development plan.  If we are unable to find new ways to collect content efficiently, and aggregate new content types in a cost effective manner, our gross margins may decrease.

We have invested significant capital into the development of new products, such as Onvia Planning and Construction and Term Contract Reports, and if new products fail to meet expectations we may not achieve our anticipated return on these investments.

Onvia Planning and Construction was launched in February 2008 and we expect to generate a significant portion of our revenue from this product in the future.  We expect to launch additional new products in 2008 and expect to see continued increases in adoption of Onvia Business Builder and Onvia Navigator throughout 2008 and beyond.  If adoption of these and other new product introductions is not consistent with our expectations, we will not see the expected return on these investments.

We may improperly price our new product offerings for broad client acceptance.

We plan to implement price increases with respect to some of our existing products in 2008.  We have developed pricing strategies for our Onvia Planning and Construction product, and we will also be required to develop new pricing strategies for planned new product launches, and packaged pricing strategies for our existing products in 2008.  If existing clients do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales staff is unable to communicate the value of the products, new client adoption and existing client retention would be adversely impacted.

We may overestimate the value of sales intelligence to companies in the infrastructure marketplace.

We believe there is a large unmet market need for robust public and private sector sales and marketing information.  Our business model assumes that clients will pay us an annual fee for this information and that we will see increases in the annual value of these contracts in the near-term and in the long-term.  If we have overestimated the value of this information, we will not achieve our forecasted revenue goals.

Financial, economic and market risks

We have a limited operating history, making it difficult to evaluate our business and future prospects.

Onvia has been serving businesses since March 1997 and has been focusing on including government agencies in our network since April 2001. We have a limited operating history upon which an investor may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets, such as e-marketplaces. We may not successfully address any of these risks.

We may not be able to continue to generate positive cash flows from operations.

2007 represented the first year in Onvia’s history that we generated positive cash flow from operations.  Due to seasonal fluctuations in our business, we did not generate positive cash flow from operations in the third quarter of 2007, but we did generate positive cash flow in the other quarters in the year and for the full year.  Due to these seasonal fluctuations and limited performance history on client adoption of new products, we may not be able to continue to achieve positive cash flow from operations in the near term.

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

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, Onvia’s state of incorporation, can have the effect of making it difficult for a third-party to acquire Onvia, even if doing so would be beneficial to our stockholders. These provisions include:

•
the classification of Onvia’s Board of Directors into three classes so that the directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our Board;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders; and

•	non-cumulative voting for the election of directors.

In addition, in 2002, our Board of Directors adopted a Stockholders Rights Agreement, designed to protect stockholder interests in the event of an unsolicited takeover attempt by distributing one preferred stock purchase right for each outstanding share of common stock.  The Rights Agreement may make it more difficult for a third-party to acquire Onvia.

Operational risks

System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients.

Any system failure that causes an interruption in the service of our suite of products, disrupts our ability to aggregate, organize and publish new content, or reduces timely access to and delivery of our content could result in client dissatisfaction, which would impact client acquisition and retention rates.  Further, prolonged or ongoing performance problems on our web sites or our application servers, which support bid creation and distribution, could damage our reputation and result in the permanent loss of clients. In the past, system interruptions have made our web sites and our application servers totally unavailable, slowed their response time or prevented us from making our service available to our clients, and these problems may occur again in the future.

We may not have sufficient business interruption insurance to cover losses from major interruptions. We have deployed our primary business application servers to a secure offsite facility with backup utility power and redundant Internet connectivity. Our current disaster recovery systems are designed to ensure that a portion of our Information Technology and Research department functions will be operational in the event of a local building disaster, so that delivery of our product will not be significantly interrupted. Our disaster recovery plan is not yet finalized to include automated failover of product distribution-related systems; requiring some manual intervention to complete the failover process.

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

Our new Onvia Planning and Construction product, expansion of historical content contained in our Onvia Dominion® database and future product offerings have and will place significant additional demands on our network and on our database.  We add thousands of records to our database each day, which has required us to expand the storage capacity of our database.  If new content types or product introductions change current network and database requirements or if growth in our client base exceeds our expectations, we may be required to make significant investments to upgrade our systems to accommodate such changes, which could negatively impact our cash flows and results of operations. We may not be successful in our efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network traffic may discourage potential clients from using our network.

We may not be able to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business.

Our business and operations are substantially dependent on the performance of our senior management, directors and key employees. The loss and inability to replace any of these employees or directors would likely harm our business.

We may be required to continue to leverage third-party recruiting firms to a greater extent than anticipated to assist in hiring key employees.

The employment market in Seattle is extremely competitive.  If we are unable to internally recruit candidates to fill key open positions, we may be required to use outside recruiting firms to assist in hiring, which would increase our operating expenses and would adversely impact our results of operations.

Political, social or environmental conditions in off-shore locations may impact the collection and delivery of our content.

Portions of our content are aggregated and/or formatted by off-shore vendors.  Delivery of that content may be impacted by local political, social or environmental conditions, which may result in delayed delivery to our clients resulting in client dissatisfaction.

We also outsource portions of the development of new products to off-shore vendors.  Political, social or environmental conditions in those locations may result in delays of new product introductions.

We may be unable to effectively monitor and prevent unauthorized redistribution of our published information.

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

Onvia is defending against the litigation matters as detailed in the legal proceedings section in Item 3 of Part I of this Report. We have directors and officers insurance of $30 million that would cover defense costs and any award or settlement, less our deductible of $250,000, in the securities class action suit.  While we believe we have a strong defense in this case, we cannot be certain that the outcome of the case will be favorable to Onvia. A settlement or award in this or other potential suits could negatively impact our operating results. It is also possible that defense of this and future claims may result in a significant diversion of management attention.

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

Our access to new content from governmental entities and other third parties may be restricted if bid aggregation on the Internet is restricted by law or regulations.

We aggregate new information from various public data sources and we do not have exclusive access to this content.  We cannot ensure that these data sources will continue to be available in the future. Moreover, public disclosure laws, which require governmental entities to produce bid information directly to members of the public, may negatively impact our business and reduce the value of our services to our clients. The loss or the unavailability of our data sources in the future, or the loss of our right to distribute some of the data sources, would harm our business.

Our proprietary bid aggregation technology is integral to our success. If the process of bid aggregation becomes regulated in the future and our process for acquiring government bids is no longer cost-effective, our business will be significantly harmed. If new regulations restricting our ability to charge a fee for public bid information are enacted, our business will be significantly harmed.

Utilization of our net operating loss, or NOL, carryforwards may be subject to annual limitations provided by the Internal Revenue Service code.

We have substantial net operating loss carryforwards that could be used to offset future tax liabilities once we begin generating taxable income.  Utilization of these NOLs may be subject to a substantial limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, which may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  Limitations on the utilization of these NOLs could adversely impact our operating results and cash flows.

Available Information

Onvia files with and furnishes to the Securities and Exchange Commission, or SEC, periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and other information, along with amendments to such reports. Onvia’s SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that the Company files with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Onvia’s annual report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are available on the “About Onvia” section of our website at www.onvia.com as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Onvia’s headquarters are located in Seattle, Washington.  During all of 2007 the Company leased 29,785 square feet in two floors of a four-story office complex in its former corporate headquarters building.  In July 2007, Onvia entered into a lease agreement with GRE 509 Olive LLC, under which Onvia leases approximately 35,000 square feet in two floors of a sixteen-story office complex located at 509 Olive Way, Seattle, Washington.  The relocation of our corporate headquarters to this new building occurred on January 7, 2008.  The Company believes the new space is adequate to meet current and near term capacity requirements.  The lease on this new office space expires in October 2015.

Concurrent with the new lease, Onvia entered into a termination agreement with Blume Yale Limited Partnership to terminate the lease on its former corporate headquarters located at 1260 Mercer Street, Seattle, Washington.  Termination of the Mercer Street lease was effective January 11, 2008.  Subsequent to this termination, Onvia has no further obligation on that space.

ITEM 3.	LEGAL PROCEEDINGS

Class Action Securities Litigation

In 2001, five securities class action suits were filed against Onvia, certain former executive officers, and the lead underwriter of Onvia’s Initial Public Offering, or IPO, Credit Suisse First Boston, or CSFB.  The suits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000.  In 2002, a consolidated complaint was filed.  The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering.  The complaint sought an undisclosed amount of damages, as well as attorneys’ fees.  This action is being coordinated with approximately 300 other nearly identical actions filed against other companies.

On December 5, 2006, the Court of Appeals for the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Onvia.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.   Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Onvia, and their insurers had submitted a settlement agreement to the district court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved.  On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007.  On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss.  On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.  Onvia cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can the Company predict the amount of such settlement or whether that amount would be greater than Onvia’s insurance coverage.  If Onvia is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

On October 2, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of the Company’s initial public offering in March, 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934.  The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on March 2, 2000, through at least February 28, 2001.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b).  The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.  No directors or officers of the Company are named as defendants in this action.  On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various initial public offerings.  On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation.   We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

Potential Future Litigation

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

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Onvia common stock trades on the NASDAQ Global Market under the symbol “ONVI”.  The table below lists the high and low closing prices per share of Onvia’s common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ Global Market.

	Closing Price Range
	of Common Stock
	High	Low
Year ended December 31, 2006
First Quarter	$6.42	$4.10
Second Quarter	5.93	4.85
Third Quarter	5.35	4.93
Fourth Quarter	6.19	5.02

Year ended December 31, 2007
First Quarter	$7.08	$5.90
Second Quarter	8.57	6.85
Third Quarter	9.05	7.85
Fourth Quarter	8.78	7.83

Holders

As of March 1, 2008, there were approximately 505 holders of record of Onvia common stock. The number of recordholders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain three compensation plans that provide for the issuance of our common stock to officers, directors, employees, and consultants.  We also have outstanding warrants issued in 1999 for subordinated debt, which was paid off in 2002.  The compensation plans consist of the 1999 Stock Option Plan, or 1999 Plan, the 2000 Directors’ Stock Option Plan, or Directors’ Plan, and the 2000 Employee Stock Purchase Plan, or ESPP, all of which have been approved by stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 1999 Plan, the Directors’ Plan, the ESPP, and the warrants as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Amended and Restated 1999 Stock Option Plan	1,799,563	$7.30	264,425
2000 Directors' Stock Option Plan	48,000	55.38	6,000
Employee Stock Purchase Plan	-	N/A	386,298
Warrants issued for debt financing	49,941	9.00	-
Total	1,897,504	$8.56	656,723

Dividends

No cash dividends were declared for the years ended December 31, 2007 and 2006, nor does the Company have the intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Price Performance Graph

The following graph compares the cumulative total return to stockholders on Onvia’s common stock during the five years ending December 31, 2007 to the cumulative total returns on the NASDAQ Composite Index and the AMEX Interactive Week Internet Index.  The comparison assumes $100 was invested on December 31, 2002 in shares of Onvia’s common stock and in each of the indices shown.  The stock price performance shown on the following graph is not necessarily indicative of future performance of Onvia’s common stock.

Onvia, Inc.
Five Year Performance Graph

Onvia, Inc.
AMEX Interactive Week Internet Index
NASDAQ Composite Index
Dollars
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$20,928	$16,739	$14,714	$13,076	$9,991
Gross margin	17,197	13,344	11,433	11,434	8,815
Noncash stock-based compensation (1)	927	1,258	84	10	408
Idle lease accrual and restructuring charges (2)	(2,653)	(67)	1,228	916	2,021
Total operating expenses	17,685	19,840	19,095	15,827	17,408
Loss from operations	(488)	(6,496)	(7,662)	(4,393)	(8,593)
Net income / (loss)	$494	$(5,544)	$(6,920)	$(3,900)	$(7,913)
Unrealized gain (loss) on available-for-sale securities	6	17	8	(31)	-
Comprehensive income / (loss)	$500	$(5,527)	$(6,912)	$(3,931)	$(7,913)
Basic net income / (loss) per common share	$0.06	$(0.70)	$(0.89)	$(0.51)	$(1.03)
Diluted net income / (loss) per common share	$0.06	$(0.70)	$(0.89)	$(0.51)	$(1.03)
Basic weighted average shares outstanding	8,087	7,888	7,814	7,720	7,678
Diluted weighted average shares outstanding	8,606	7,888	7,814	7,720	7,678

(1)	Non-cash stock-based compensation increased in 2006 as a result of the adoption of SFAS 123R on January 1, 2006.
(2)
The net annual reduction in idle lease charges in 2006 represents the difference between Onvia’s original sublease estimates and the actual negotiated terms included in the lease amendment negotiated in September 2006.  The net annual reduction in 2007 represents the elimination of the idle lease accrual as a result of the lease termination agreement executed by the Company in July 2007.  Refer to the discussion under Item 2 above or under Note 11 to the Consolidated Financial Statements for further information on this lease termination.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,301	$14,435	$20,540	$27,944	$30,382
Long-term investments, net of currrent portion	-	1,478	-	-	2,001
Total assets	25,741	23,991	28,635	36,030	39,866
Idle lease and restructuring accrual, current and long term (1)	-	3,779	6,538	7,451	9,061
Unearned revenue, current and long term	9,438	8,840	6,261	6,090	5,064
Total liabilities	13,477	14,396	15,001	15,459	15,681
Total stockholders' equity	12,264	9,595	13,634	20,571	24,185

(1)
 The reduction in the idle lease accrual from 2006 to 2007 is the result of the lease termination agreement executed by the Company in July 2007.  Refer to the discussion under Item 2 above or under Note 11 to the Consolidated Financial Statements for further information on this lease termination.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this Report contains forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors” and elsewhere in this Report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports we file from time to time with the Securities and Exchange Commission.

Introduction

Onvia is a leading provider of business solutions that help companies plan, market and sell to targeted markets throughout the United States, or U.S.  We have developed a unique process for collecting and organizing transactional information, which we convert into actionable market intelligence.  Our business solutions provide our clients with a distinct competitive advantage.

Many companies react to business opportunities instead of proactively and intelligently pursuing the best prospects for their products and services.  Onvia’s business solutions help clients more effectively target federal, state, local and educational purchasing entities, and as of February 2008, our solutions include in-depth analysis on early stage commercial and residential infrastructure projects.  Our business solutions allow clients to track their competitors, analyze market trends, and identify new market opportunities to stay ahead of market changes.  Our clients can leverage our historical database to identify prospects, establish alerts for upcoming contracting opportunities, review history on public and private infrastructure projects, and research government agencies and private sector companies to effectively establish and maintain lucrative business relationships.

Onvia’s proprietary database, Onvia Dominion®, has been compiled over the last ten years, and  includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within the Onvia Dominion® database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 4.6 million procurement related records connected to over 275,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 63,000 current and historical opportunities covering activity within the top 76 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

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

Revenue from content licenses is generated from clients who resell Onvia’s business intelligence data to their customers.  Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements generally have a higher annual contract value than our subscription-based services.  Revenue from content license agreements is recognized ratably over the term of the agreement.  We also generate revenue from fees charged for document download services, list rental services, and other market intelligence reports, and these fees are recognized upon delivery.

Management Overview

Onvia’s financial objectives during 2007 included accelerating revenue growth and generating positive operating cash flow for the year, and we achieved both of these goals during 2007.  Year-over-year revenue growth from 2005 to 2006 was 14% and we improved this growth rate to 25% in 2007 compared to 2006.  Revenue was $20.9 million in 2007 compared to $16.7 million in 2006.  We also generated $2.1 million in cash flow from operations, compared to $3.6 million and $6.6 million used in operations during 2006 and 2005, respectively.

Revenue growth in the second half of 2007 slowed modestly for the first time since the launch of our last major product, Onvia Business Builder.  We believe this is primarily due to a slowdown in client upgrade rates as an increasing number of our clients now subscribe to Onvia Business Builder, and a decrease in the size of our acquisition sales force.  To maximize future revenue growth rates we plan to increase the size of our acquisition sales force in 2008, and in February 2008 we launched a major new product, Onvia Planning and Construction.  We are traditionally known for our expertise in the public sector, but this new product expands our solutions to include information about the commercial and residential development market and fills an information gap in the marketplace by providing early-stage project information.

In July 2007, we terminated the lease on our former corporate headquarters and signed a new lease for a new corporate headquarters with approximately 35,000 square feet of rentable office space.  The termination of our former office lease resulted in the reversal of our $2.7 million idle lease accrual during 2007 and acceleration of depreciation on existing leasehold improvements to coincide with the revised lease termination date.  Acceleration of depreciation on these leasehold improvements increased our operating expenses by $776,000.  We also incurred additional operating expenses related to rent on our new corporate headquarters building and office relocation expenses amounting to $237,000 during 2007.  The net impact of these lease transactions during 2007 was a reduction of $1.6 million in operating expenses for the year.

Management evaluates four key operating metrics, among others, to assist in the evaluation of our operating performance, and believes these metrics provide a means to compare our business with other businesses in the information industry.  The operating metrics used to measure our two business channels are as follows: number of clients, annual contract value, annual contract value per client, and quarterly contract value per client.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.  At December 31, 2007 we had approximately 8,500 clients, down from approximately 9,200 at December 31, 2006.  The decrease in clients was expected and is primarily the result of the Company’s decision to focus it sales and marketing efforts toward retention of high-value clients and migration of entry level clients into our database products.  Client subscribing to our database products have greater lifetime value to the Company than do clients subscribing to our entry-level products.  In addition, we experienced a decline in new client acquisitions in the fourth quarter of 2007 compared to the same quarter in the prior year.  In the fourth quarter of 2006 we employed eight more acquisition sales people than in the fourth quarter of 2007.  This sales force reduction was planned to improve distribution and conversion of our internally generated sales leads.  Our sales force was more productive on a per sales person basis; however, the improved productivity did not offset the transaction volume lost due to the smaller sales force.

Annual Contract Value, or ACV
Annual contract value is the aggregate annual revenue value of our subscription client base.  Growth in annual contract value demonstrates our success in increasing the number of high value clients and upgrading existing clients into new and higher valued products.  At December 31, 2007, annual contract value was $17.6 million, up 14% compared to $15.5 million at December 31, 2006.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.  At December 31, 2007, ACVC was $2,064, compared to $1,692 at December 31, 2006, an increase of 22%.  These increases were driven by increased adoption of Onvia Business Builder and Onvia Navigator and scheduled price increases.

Quarterly Contract Value per Client, or QCVC
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  QCVC increased to $2,204 in the fourth quarter of 2007 compared to $1,810 in the fourth quarter of 2006 and $2,163 in the third quarter of 2007.

In 2007, we increased revenue 25% to $20.9 million, compared to $16.7 million in 2006, as a result of increases in ACVC and sales of management reports.  Gross margin improved to 82% in 2007, compared to 80% in 2006, as a result of efficiencies in our research group.  Operating expenses decreased 11% to $17.7 million, compared to $19.8 million in 2006, primarily as a result of the reversal of our idle lease accrual as discussed in more detail below. We generated net income of $494,000 in 2007, or $0.06 per diluted share, compared to a net loss of $5.5 million, or $0.70 per diluted share in 2006.  Net income in 2007 includes a net $1.6 million decrease to operating expenses related to a series of lease transactions as discussed below.

Operating cash flow improved 157% to a positive $2.1 million in the twelve months ended December 31, 2007 compared to cash used in operations of $3.6 million in the same period in 2006.  The improvement is primarily due to increased sales during 2007 and a decrease in idle lease payments compared to 2006.  Year over year, unearned revenue increased 7% to $9.4 million at December 31, 2007, compared to $8.8 million at December 31, 2006.  Unearned revenue represents the unrecognized value of paid or billed client subscriptions and content license contracts.

Our solutions cater to a large number of small to medium sized businesses, many of which are involved in the construction market and may be adversely affected by the current tightening in the U.S. credit market and the slowdown in the commercial and residential development market.  We are uncertain what the current economic situation may have had on our fourth quarter 2007 operating results and what impact it may have on our results in 2008 and beyond.

Application of Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations. We believe the following are our most significant accounting policies and estimates:

Revenue Recognition

Our revenues are primarily generated from client subscriptions and content licenses.  Subscription revenues are generally prepaid at the beginning of the subscription term. Our subscription services are generally annual agreements; however, we also offer, on a limited basis, extended multi-year contracts to our subscription clients. Content licenses are generally multi-year agreements and are typically invoiced on a monthly or quarterly basis.  Subscription fees and content licenses are recognized ratably over the term of the agreement.

We also generate revenue from fees charged for management reports, document download services, and list rental services.  Revenue from these services is recognized upon delivery.

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of Emerging Issues Task Force 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables, we allocated revenue from these bundled sales ratably between the subscription services and the management information reports based on established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Internal Use Software

We account for the costs to develop or obtain software for internal use in accordance with Statement of Position No. 98-1, or SOP 98-1, Accounting for Costs of Computer Software Developed for or Obtained for Internal Use. As a result, we capitalize qualifying computer software costs incurred during the “application development stage.” Amortization of these costs begins once the product is ready for its intended use.  These capitalized software costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

During 2007 we abandoned $45,000 related to internal use software.  The abandoned assets relate to internal use code that was initially developed to enhance the functionality of existing products and internal workflow.  Our technology team is currently undertaking an initiative to revise our technology platform to significantly enhance the functionality and scalability of new and existing products and processes.  As a result of this initiative, we no longer believe that the code originally developed will be compatible with the revised platform and we believe that these costs have no future value to the Company.  The $45,000 abandonment represents the full capitalized value of these assets and is included in operating expenses under the general and administrative category in the year ended December 31, 2007.

Non-cash Stock-Based Compensation

We account for non-cash stock-based compensation pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, or FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123.  Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under Financial Accounting Standards Board, or FASB, Interpretation No. 28, or FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class, and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 2 to the consolidated financial statements for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Lease Obligations

In July 2007, we entered into a Tri-Party Agreement with Blume Yale Limited Partnership, or Blume, and the Bill & Melinda Gates Foundation, or Gates Foundation, and a Termination of Lease Agreement with Blume providing for the simultaneous termination of our lease with Blume and the addition of the space previously occupied by Onvia to the Gates Foundation’s lease agreement with Blume.  The termination of our lease with Blume was effective January 11, 2008.  Subsequent to the termination date, we have no further obligation on this space.  The letter of credit on our $3.5 million security deposit was returned on March 21, 2008.

Concurrent with the termination of our Blume lease, we entered into a new lease with GRE 509 Olive LLC, or GRE, for approximately 35,000 square feet of corporate office space in a new building in Seattle, Washington.  The lease term expires in October 2015.  Delivery of the office space is staggered beginning in August 2007 through April 2008.  Base rental payments on the new lease are abated until October 2008; however, pursuant to the guidance in SFAS 13, Accounting for Leases, we began recognizing rent expense on a straight line basis over the term of the lease beginning in August 2007.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced portion of our enterprise contracts and content licenses once we have a signed agreement and amounts are billable pursuant to the contract terms. We do not record a receivable for the unbilled portion of our enterprise contracts or content licenses. As of December 31, 2007 and 2006, the unbilled portion of enterprise contracts and content licenses was approximately $1.6 million and $3.1 million, respectively. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses.

Contractual Obligations

Future required payments under contracts, excluding operating expenses for our lease obligations, as of December 31, 2007 are as follows for the periods specified:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$7,712,842	$244,921	$3,096,040	$2,219,185	$2,152,696
Purchase obligations (1)	2,761,862	913,452	827,460	1,020,950	-
Capital lease obligations (2)	228,003	133,272	94,731	-	-
Other operating lease obligations (3)	39,037	20,367	18,670	-	-
Total	$10,741,744	$1,312,012	$4,036,901	$3,240,135	$2,152,696

(1)	Purchase obligations relate to software development agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.
(2)	Capital lease obligations relate to server equipment and related maintenance agreements.
(3)	Other operating lease obligations relate to office equipment leases.

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2007		2006		2005
Revenue:
Subscription	$17,802	85.1%	$14,412	86.1%	$12,961	88.1%
Content license	2,442	11.7%	2,111	12.6%	1,546	10.5%
Management information reports	454	2.2%	-	0.0%	-	0.0%
Other	230	1.0%	216	1.3%	207	1.4%
Total revenue	20,928	100.0%	16,739	100.0%	14,714	100.0%

Cost of revenue	3,731	17.8%	3,395	20.3%	3,281	22.3%
Gross margin	17,197	82.2%	13,344	79.7%	11,433	77.7%

Sales and marketing expenses	11,729	56.0%	11,712	70.0%	10,347	70.3%
Technology and development expenses	4,411	21.1%	4,215	25.2%	4,036	27.4%
General and administrative expenses	4,198	20.1%	3,980	23.7%	3,484	23.7%
Idle lease accrual	(2,653)	(12.7%)	(67)	(0.4%)	1,228	8.3%

Total operating expenses	17,685	84.5%	19,840	118.5%	19,095	129.7%

Loss from operations	(488)	(2.3%)	(6,496)	(38.8%)	(7,662)	(52.0%)
Interest and other income, net	982	4.7%	952	5.7%	742	5.0%

Net income / (loss)	$494	2.4%	$(5,544)	(33.1%)	$(6,920)	(47.0%)

Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenue
Revenue increased 25% to $20.9 million for the year ended December 31, 2007, compared to $16.7 million for the year ended December 31, 2006. The increase is primarily driven by an increase in ACVC and revenue generated from our new management information report products.  The increase in ACVC is attributable to increased adoption of our Onvia Business Builder and Onvia Navigator products, upgrading clients into higher valued products and scheduled price increases.  If adoption of Onvia Business Builder, Onvia Planning and Construction and other anticipated new products is consistent with our expectations, we expect to continue to see improvement in our ACVC as well as an increase in client retention rates in future periods.

Revenue increased 14% to $16.7 million for the year ended December 31, 2006, compared to $14.7 million for the year ended December 31, 2005. The increase was primarily driven by an increase in ACVC for the same reasons discussed above.

Cost of Revenue
Cost of revenue increased 10% to $3.7 million, or 17.8% of revenue, for the year ended December 31, 2007, compared to $3.4 million, or 20.3% of revenue, for the year ended December 31, 2006 for a total increase of $337,000 in 2007.  Our cost of revenue consists primarily of payroll related expenses associated with collecting, categorizing and publishing our content, and also includes third-party content fees and credit card processing fees. Third-party content and credit card processing fees were approximately $1.1 million and $995,000 for the years ended December 31, 2007 and 2006, respectively. Cost of revenue increased in total due primarily to increases of $159,000 in payroll and contract labor related expenses, $130,000 in third-party content costs, and $34,000 in recruiting fees.  Payroll expenses increased as a result of normal performance-based salary increases.  Contract labor and third-party content fees increased as a result of increased information requirements for new product initiatives.  Weighted average headcount on our research team was flat at 53 during 2007 and 2006.  Recruiting fees increased due to the recruitment of a new senior management role on our research team.  We expect to see continued increases in cost of revenue in 2008 as we add additional content and new products to our offering; however, we expect that gross margin will remain relatively stable as a percentage of revenue.

 Cost of revenue increased 3% to $3.4 million, or 20.3% of revenue, for the year ended December 31, 2006, compared to $3.3 million, or 22.3% of revenue, for the year ended December 31, 2005.  Third-party content and credit card processing fees were approximately $995,000 and $1.1 million for the years ended December 31, 2006 and 2005, respectively. Cost of revenue increased in total due in part to an increase of $235,000 in payroll related expenses as a result of headcount growth in our research team.  Weighted average headcount on our research team was 53 during 2006, compared to 43 during 2005.  Headcount increased as a result of increased content requirements for new products. This increase was partially offset by a decrease of $157,000 in third-party content fees as a result of the expiration and renegotiation of content contracts.

Sales and Marketing
Sales and marketing expenses were $11.7 million, or 56.0% of revenue, and $11.7 million, or 70.0% of revenue, for the years ended December 31, 2007 and 2006, respectively, representing an aggregate increase of $16,000. Although total sales and marketing expenses were relatively flat over the comparable periods, we did see changes in the following categories for our sales and marketing group: Payroll related expenses decreased by $353,000 as a result of a decrease in weighted average headcount to 79 during 2007, compared to 91 during 2006 as a result of planned attrition.  Non-cash stock-based compensation decreased $166,000 because we recognize this expense on an accelerated basis pursuant to the provisions of FIN 28 and the majority of our outstanding options were granted prior to 2007.  We also increased our estimated forfeiture rate used to calculate non-cash stock-based compensation expense in 2007, because we experienced an increase in actual forfeitures of options during 2007 compared to 2006.  Marketing expenses decreased $135,000, because we focused more of our marketing budget towards the development of our new website in 2007 and these costs were capitalized.  Telecom expenses decreased $68,000 as a result of new telecom contracts.  These decreases were partially offset by increases of $685,000 in allocated expenses and $90,000 in recruiting fees.  Allocated expenses increased as a result of an overall increase in depreciation and amortization related to accelerated depreciation of leasehold improvements due to our lease termination.  Allocated expenses consist of depreciation, amortization and other allocated expenses, and they are allocated based on headcount in the respective departments.  Recruiting fees increased as a result of fees incurred for filling senior leadership in our sales organization, including our new Senior Vice President of Sales.

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

Technology and Development
Technology and development expenses were $4.4 million, or 21.1% of revenue, and $4.2 million, or 25.2% of revenue, for the years ended December 31, 2007 and 2006, respectively, representing an increase of $196,000, or 5%. The increase in total is primarily attributable to increases of $450,000 in allocated expenses, $160,000 in recruiting fees, $80,000 in payroll related expenses, and $28,000 in travel expenses.  Allocated expenses increased because of an overall increase in depreciation and amortization as discussed above.  Recruiting fees increased because the competitive employment market in Seattle necessitated the use of outside recruiters to fill open technology positions to a greater extent than in 2006.  While weighted average headcount in this group decreased to 29 in 2007 compared to 33 in 2006, payroll related expenses increased principally due to severance payments to our former Chief Information Officer, normal performance-based salary increases and a shift toward filling open positions with more senior level personnel on our technology team. These increases were partially offset by an increase of $551,000 in capitalization of internal use software costs in 2007 compared to 2006.  Capitalized costs increased in 2007 because of a replatform initiative being undertaken by our technology group that is intended to make our overall technology platform more scalable, and because of the development of the new Onvia Planning and Construction product.

Technology and development expenses were $4.2 million, or 25.2% of revenue, and $4.0 million, or 27.4% of revenue, for the years ended December 31, 2006 and 2005, respectively, representing an increase of $179,000, or 4%. The increase in total is attributable to increases of $81,000 in payroll related expenses due to normal performance-based increases and increases in recruiting fees for new hires, an increase of $80,000 in stock-based compensation expense due to adoption of FAS 123R, and an increase of $48,000 in amortization of software maintenance and license fees and other allocated expenses.  Weighted average headcount in this group was 33 in 2006, compared to 35 in 2005.  Capitalization of internal use software costs increased by $29,000 in 2006 compared to 2005, partially offsetting the increases in total expenses discussed above.

General and Administrative
General and administrative expenses were $4.2 million, or 20.1% of revenue, and $4.0 million, or 23.7% of revenue, for the years ended December 31, 2007 and 2006, respectively, representing an increase of $218,000, or 5%.  We saw increases in the following expense categories for the general and administrative group during 2007:  $118,000 in payroll related expenses, $115,000 in business taxes, $61,000 in recruiting fees, and a write-off of $45,000 in abandoned internal use software.  Payroll expenses increased because of normal performance based increases and severance payments to our former General Counsel.  Weighted average headcount in this group was 11 in both 2007 and 2006.  Business taxes increased as a result of increased revenue and recruiting fees increased because the competitive employment market in Seattle required greater use of outside recruiters to fill open positions in 2007.  The expense recorded for abandoned assets is discussed in more detail under “Application of Critical Accounting Policies and Management Estimates” above.  These increases were partially offset by decreases of $175,000 in non-cash stock-based compensation, and $43,000 in professional fees.  Stock-based compensation decreased because of the accelerated recognition of these expenses as discussed above.  Professional fees decreased primarily due to a reduction in legal fees.

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

Non-cash Stock-Based Compensation
We adopted FAS 123R using the modified prospective method beginning January 1, 2006. Under this transition method, our reported stock-based compensation expense includes: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 using the Black-Scholes valuation model; and b) expense related to awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS 123R using the Black-Scholes valuation model.  We recognize compensation expense for all grants using the accelerated amortization method under FIN 28.

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest; therefore, stock-based compensation for the year ended December 31, 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider trends of actual option forfeitures as well as expected future activity.

Onvia’s Savings and Retirement Plan (the “Retirement Plan”) has a provision to allow a discretionary matching contribution, made in Onvia common stock, equal to 25% of every dollar up to 6% of all eligible employee contributions.  Matching contributions are made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution.  Matching contributions were authorized for both the

2007 and 2006 plan years.  Stock-based compensation expense associated with these matches was $58,864 and $94,051 for the years ending December 31, 2007 and 2006, respectively.

 We recorded $927,000 and $1.3 million of non-cash stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively.

Idle Lease Charges
Onvia recorded net decreases to operating expenses of $2.7 million and $67,000 in the years ended December 31, 2007 and 2006, respectively, related to our idle lease accrual.  The decrease in 2007 was to eliminate the remaining balance in our idle lease accrual as a result of the termination of our lease on our former corporate headquarters building. Please refer to the discussion under “Lease Obligations” above for a detailed discussion of the adjustment to the idle lease accrual in 2007.  The adjustment in 2006 was made to adjust our estimated accrual to the actual remaining obligation on the lease pursuant to the terms of a lease amendment in September 2006.

The following table displays rollforwards of the idle lease accrual through December 31, 2007:

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2006	of Sublease	December 31,
	2005	Reduction	Income	2006
Idle lease charges	$6,537,735	$(66,691)	$(2,691,829)	$3,779,215

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2007	of Sublease	December 31,
	2006	Reduction	Income	2007
Idle lease charges	$3,779,215	$(2,652,550)	$(1,126,665)	$-

Interest and Other Income, Net
Net interest and other income consists of interest earned on our investment accounts, letter of credit fees associated with our security deposits, interest expense and other miscellaneous income or expense.  Net interest and other income was $982,000, $952,000 and $742,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The increases in 2007 and 2006 are primarily attributable to an increase in short term interest rates compared to the previous years.  Other income in 2005 was partially offset by a $50,000 loss on the settlement of a note receivable from our former Chief Strategy Officer.  Interest expense was $16,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.  Interest expense in 2007 relates to capital leases for server equipment.

Provision for Income Taxes
We have incurred net operating losses, or NOL, from our inception through the second quarter of 2007.  Because of this history of net operating losses, although we recorded net operating income for the fiscal year ended December 31, 2007, we do not currently believe that the future realization of the tax benefit associated with these net loss carryforwards is more likely than not; therefore, we have recorded a valuation allowance for the full amount of our net deferred tax assets.  We will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

The Company plans to complete a Section 382 analysis regarding ownership changes that may have occurred, but at this time the Company cannot reasonably estimate whether such a change has occurred.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. At January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits.  Accrued interest on tax positions is recorded as a component of interest expense, but is insignificant at December 31, 2007.  Based on information currently available, we do not reasonably believe that the unrecognized tax benefit will change significantly within the next twelve months.

Net Income and Loss and Adjusted Net Loss

For the year ended December 31, 2007 we reported net income of $494,000, compared to net losses of  $5.5 million and $6.9 million in 2006 and 2005, respectively.  Net income for the year ended December 31, 2007 includes the impact of a series of lease transactions, which resulted in the reversal of $2.7 million of our idle lease accrual offset by an increase of $1.0 million in additional depreciation, rent expense and office relocation expenses.  Please refer to the “Lease Obligations” discussion above for a more detailed discussion of these lease transactions.  The change from a net loss position to a net income position is primarily related to increases in revenue and containment of operating expenses as discussed above in conjunction with the impact of the lease transactions.

In addition to the discussion of our GAAP net income, we believe it is important to discuss our net income on an adjusted basis exclusive of the impacts of our idle lease transactions to better demonstrate results from our core business.  The following table presents a reconciliation of our fiscal 2007 GAAP net income and net loss to Adjusted Net Loss, which excludes the impact of these transactions:

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005

	As Reported	Lease Impact	Adjusted	As Reported	Lease Impact	Adjusted	As Reported	Lease Impact	Adjusted

Revenue
Subscription	$17,801,522	$-	$17,801,522	$14,411,914	$-	$14,411,914	$12,961,473	$-	$12,961,473
Content license	2,441,753	-	2,441,753	2,110,634	-	2,110,634	1,546,447	-	1,546,447
Management information reports	453,993	-	453,993	-	-	-	-	-	-
Other	230,660	-	230,660	215,972	-	215,972	205,951	-	205,951

Total revenue	20,927,928	-	20,927,928	16,738,520	-	16,738,520	14,713,871	-	14,713,871

Cost of revenue	3,731,224	-	3,731,224	3,394,612	-	3,394,612	3,281,070	-	3,281,070

Gross margin	17,196,704	-	17,196,704	13,343,908	-	13,343,908	11,432,801	-	11,432,801

Operating expenses:
Sales and marketing	11,728,127	(799,850)	10,928,277	11,712,294	-	11,712,294	10,346,978	-	10,346,978
Technology and development	4,411,205	(145,738)	4,265,467	4,215,098	-	4,215,098	4,036,168	-	4,036,168
General and administrative	4,197,837	(67,304)	4,130,533	3,979,526	-	3,979,526	3,483,135	-	3,483,135
Idle lease expense	(2,652,550)	2,652,550	-	(66,691)	66,691	-	1,228,160	(1,228,160)	-

Total operating expenses	17,684,619	1,639,658	19,324,277	19,840,227	66,691	19,906,918	19,094,441	(1,228,160)	17,866,281

Loss from operations	(487,915)	(1,639,658)	(2,127,573)	(6,496,319)	(66,691)	(6,563,010)	(7,661,640)	1,228,160	(6,433,480)
Interest and other income, net	982,281	-	982,281	952,475	-	952,475	741,921	-	741,921

Net income / (loss)	$494,366	$(1,639,658)	$(1,145,292)	$(5,543,844)	$(66,691)	$(5,610,535)	$(6,919,719)	$1,228,160	$(5,691,559)

Unrealized gain on available-for-sale securities	5,604	-	5,604	17,418	-	17,418	7,664	-	7,664

Comprehensive income / (loss)	$499,970	$(1,639,658)	$(1,139,688)	$(5,526,426)	$(66,691)	$(5,593,117)	$(6,912,055)	$1,228,160	$(5,683,895)

Basic net income / (loss) per common share	$0.06	$(0.20)	$(0.14)	$(0.70)	$(0.01)	$(0.71)	$(0.89)	$0.16	$(0.73)

Diluted net income / (loss) per common share	$0.06	$(0.20)	$(0.14)	$(0.70)	$(0.01)	$(0.71)	$(0.89)	$0.16	$(0.73)

Basic weighted average shares outstanding	8,086,622	8,086,622	8,086,622	7,887,989	7,887,989	7,887,989	7,813,996	7,813,996	7,813,996

Diluted weighted average shares outstanding	8,605,968	8,086,622	8,086,622	7,887,989	7,887,989	7,887,989	7,813,996	7,813,996	7,813,996

Adjusted Net Loss for the year ended December 31, 2007 was $1.1 million, compared to $5.6 million for the same period in 2006 and $5.7 million in 2005, representing an improvement of $4.5 million, or 80% in 2007 compared to 2006.  The improved results in 2007 are due to increases in revenue and containment of operating costs as discussed above.  Adjusted Net Loss in 2006 improved moderately compared to 2005 despite increases in operating expenses as discussed above because of an increase in revenue in 2006 compared to 2005.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash, cash equivalents and short-term investments were $14.3 million at December 31, 2007, and our working capital was $9.6 million. From December 31, 2006 to December 31, 2007, our cash, cash equivalents and short-term investments decreased $134,000, primarily due to the payment of $2.7 million for reimbursable tenant improvements, which will be reimbursed to us during the first quarter of 2008.  The outlay for these reimbursable tenant improvements was partially offset by the receipt of $1.2 million for stock option exercises and purchases under our Employee Stock Purchase Plan, and the maturity of $1.5 million in long-term investments.  We also used approximately $1.1 million on payments for our previously idle office space.  We terminated the lease for this office space in 2007 and we will not incur fees associated with this space in 2008.

Although we generated positive cash flow from operations in 2007, we may not be able to generate positive cash flow from operations in the future; however, we do expect to generate recurring positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.  We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering and scheduled price increases.

In July 2007 we entered into agreements to terminate the lease on our prior corporate headquarters building and entered into a new lease agreement for new office space.  The termination of our previous lease was effective upon relocation to our new office, which occurred in January 2008.  As a result of these transactions, the security deposit of $3.5 million on our previous lease was returned to us on March 21, 2008.  In July 2007, we issued a new security deposit of $538,000 for the new lease, which will be returned annually on a straight-line basis over the next four years.

We expect cash flows over the original term of our previous lease (through April 2010) to improve by approximately $3.2 million as a result of these transactions; however, this improvement will be partially offset by approximately $1.0 million in tenant-improvement costs to build-out the new office space.  These build-out costs are expected to be incurred in the first half of 2008.  Please refer to the “Lease Obligations” discussion above for a more detailed description of these lease transactions.

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

Operating Activities

Net cash provided by operating activities was $2.1 million for the year ended December 31, 2007, compared to net cash used in operating activities of $3.6 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively.  The change from net cash used in operating activities to net cash provided by operating activities is primarily attributable to an increase in sales in 2007 compared to 2006 and a decrease in payments on our idle leased office space.

The decrease in cash used in 2006 compared to 2005 was primarily attributable to an increase in cash collected for unearned revenue in 2006 compared to 2005, and a reduction in the payment of prepaid expenses related to timing of payments.  These increases were partially offset by planned increases in operating expenses due to the implementation of our growth strategy related to additional headcount and new product initiatives.

Investing Activities

Net cash provided by investing activities was $2.6 million for the year ended December 31, 2007, compared to net cash used in investing activities of $269,000 and net cash provided by investing activities of $12.8 million for the years ended December 31, 2006 and 2005, respectively.

The change to net cash provided by investing activities in 2007 from net cash used in investing activities in 2006 is primarily due to an increase in sales of investments in 2007 compared to 2006.  This increase was partially offset by cash outflows of $2.7 million in reimbursable tenant improvements and $538,000 for a security deposit on our new office lease.  We expect to be reimbursed for the tenant improvement costs in the first half of 2008.  We also saw a decrease in the purchase of property and equipment in 2007 compared to 2006.

The change to net cash used in investing activities in 2006 from net cash provided by investing activities in 2005 is primarily due to a decrease in sales and maturities of investments in 2006 compared to 2005 due to timing of investment maturity dates.  In addition to the decrease in sales and maturities, we saw an increase in the purchase of property and equipment in 2006 compared to 2005 as a result of additional requirements related to the deployment of new products and build-out of our previous office space to accommodate existing staff in a new floor plan subsequent to a lease amendment.  These increases in net cash used were partially offset by the return of our security deposit on a lease for our previous corporate headquarters, which expired in August 2006.

Financing Activities

Net cash provided by financing activities was $1.2 million, $260,000 and $181,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by financing activities in 2007, 2006 and 2005 was principally related to the exercise of stock options and purchases of stock under our employee stock purchase plan.  Increases in our stock price have resulted in an increase in the number of option exercises compared to prior years.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, or FAS 160.  FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported separately as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008 and, therefore, will be effective for us beginning in 2009.  Onvia does not currently have any minority interests and, as such, the adoption of FAS 160 is not expected to have a material impact on our financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007 and, therefore, will be effective for us beginning in 2008. We have assessed the provisions of FAS 159 and determined that it is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or FAS 157.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements.  This Statement is effective for fiscal years beginning after November 15, 2007 and, therefore, will be effective for us beginning in 2008.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of FAS 157, we do not currently believe that adoption of this Statement will have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, Accounting for Leases, or FAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13.  This FSP is effective upon initial adoption of FAS 157, which is effective for fiscal years beginning after November 15, 2007 for financial assets and financial liabilities.  We do not currently believe that adoption of this FSP will have a material impact on our financial position or results of operations.

In July 2006 the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of this

Statement were effective for the Company beginning January 1, 2007.  The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $201,000 in debt related to capital leases as of December 31, 2007, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less (except auction rate securities); however, as of December 31, 2007, our investments consisted entirely of money market funds.  Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are currently denominated in U.S. currency.  A portion of our NOLs are denominated in Canadian dollars.  We have recorded a full valuation allowance for the net deferred tax asset associated with these NOLs, because realization of the future tax benefit is not currently likely; therefore, we believe our foreign currency risk exposure associated with these NOLs is insignificant.

Equity Price Risk

We do not own any significant equity instruments and we do not currently have plans to raise additional capital in the equity markets; therefore, our equity price risk is insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington
March 28, 2008

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,301,149	$8,430,178
Short-term investments, available-for-sale	-	6,004,955
Accounts receivable, net of allowance for doubtful accounts of $52,143 and $48,157	1,392,784	814,628
Prepaid expenses and other current assets	549,266	780,773
Reimbursable tenant improvements	2,663,060	-
Security deposits, current portion	3,500,000	-

Total current assets	22,406,259	16,030,534

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $6,209,017 and $4,640,545	957,189	2,145,426
Long-term investments	-	1,478,372
Security deposits, net of current portion	538,070	3,500,000
Other assets, net	1,839,905	836,772

Total long term assets	3,335,164	7,960,570

TOTAL ASSETS	$25,741,423	$23,991,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,220,596	$455,229
Accrued expenses	1,334,750	1,107,361
Idle lease accrual, current portion	-	1,070,884
Obligations under capital leases, current portion	112,821	-
Unearned revenue, current portion	9,096,511	8,481,060
Deferred rent, current portion	2,627	28,563

Total current liabilities	12,767,305	11,143,097

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	-	2,708,331
Obligations under capital leases, net of current portion	88,646	-
Unearned revenue, net of current portion	341,817	359,377
Deferred rent, net of current portion	279,469	185,717

Total long term liabilities	709,932	3,253,425

TOTAL LIABILITIES	13,477,237	14,396,522

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,224,383 and 7,961,522 shares issued; and 8,207,465 and 7,929,153 shares outstanding	821	793
Treasury stock, at cost: 16,918 and 32,369 shares	(83,067)	(158,932)
Additional paid in capital	351,268,030	349,174,289
Accumulated other comprehensive loss	-	(5,604)
Accumulated deficit	(338,921,598)	(339,415,964)

Total stockholders’ equity	12,264,186	9,594,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,741,423	$23,991,104

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Revenue
Subscription	$17,801,522	$14,411,914	$12,961,473
Content license	2,441,753	2,110,634	1,546,447
Management information reports	453,993	-	-
Other	230,660	215,972	205,951

Total revenue	20,927,928	16,738,520	14,713,871

Cost of revenue	3,731,224	3,394,612	3,281,070

Gross margin	17,196,704	13,343,908	11,432,801

Operating expenses:
Sales and marketing	11,728,127	11,712,294	10,346,978
Technology and development	4,411,205	4,215,098	4,036,168
General and administrative	4,197,837	3,979,526	3,483,135
(Reversal of idle lease expense) / idle lease expense	(2,652,550)	(66,691)	1,228,160

Total operating expenses	17,684,619	19,840,227	19,094,441

Loss from operations	(487,915)	(6,496,319)	(7,661,640)
Interest and other income, net	982,281	952,475	741,921

Net income / (loss)	$494,366	$(5,543,844)	$(6,919,719)

Unrealized gain on available-for-sale securities	5,604	17,418	7,664

Comprehensive income / (loss)	$499,970	$(5,526,426)	$(6,912,055)

Basic net income / (loss) per common share	$0.06	$(0.70)	$(0.89)

Diluted net income / (loss) per common share	$0.06	$(0.70)	$(0.89)

Basic weighted average shares outstanding	8,086,622	7,887,989	7,813,996

Diluted weighted average shares outstanding	8,605,968	7,887,989	7,813,996

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Twelve Months Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$494,366	$(5,543,844)	$(6,919,719)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,014,105	1,075,894	832,368
Loss on abandoned assets	45,271	-	-
Loss / (gain) on sale of property and equipment	7,310	(2,430)	5,911
Stock-based compensation	927,302	1,257,861	84,239
Change in operating assets and liabilities:
Accounts receivable	(578,156)	(24,903)	(178,532)
Prepaid expenses and other current assets	260,052	157,132	(83,712)
Other assets	17,310	68,964	193,900
Accounts payable	1,765,367	(372,490)	(108,912)
Accrued expenses	251,807	(76,765)	308,609
Idle lease accrual	(3,779,215)	(2,758,520)	(913,627)
Unearned revenue	597,891	2,579,804	170,693
Deferred rent	67,816	(8,188)	16,721

Net cash provided by / (used in) operating activities	2,091,226	(3,647,485)	(6,592,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(345,010)	(1,070,051)	(436,401)
Proceeds from sales of property and equipment	-	5,192	7,479
Additions to internal use software	(1,320,540)	(422,390)	(571,239)
Purchases of investments	(9,044,369)	(21,082,516)	(33,905,505)
Sales of investments	8,270,000	3,010,000	12,825,000
Maturities of investments	8,263,300	19,060,181	34,860,174
Payments for reimbursable tenant improvements	(2,663,060)	-	-
Payments for security deposits	(538,070)	-	-
Return of security deposits	-	230,548	-

Net cash provided by / (used in) investing activities	2,622,251	(269,036)	12,779,508

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(48,993)	-	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	1,206,487	260,006	181,221

Net cash provided by financing activities	1,157,494	260,006	181,221

Net increase / (decrease) in cash and cash equivalents	5,870,971	(3,656,515)	6,368,668

Cash and cash equivalents, beginning of period	8,430,178	12,086,693	5,718,025

Cash and cash equivalents, end of period	$14,301,149	$8,430,178	$12,086,693

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(5,604)	$(17,418)	$(7,664)
Issuance of treasury stock for 401K matching contribution	(83,281)	(62,904)	-
Purchases under capital lease obligations	(250,460)	-	-
Treasury stock acquired as settlement of note receivable	-	-	220,950

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2005	7,822,727	$782	-	$-	$347,553,684	$(30,686)	$(326,952,401)	$20,571,379

Exercise of stock options	42,434	4			122,521			122,525
Purchases under Employee Stock Purchase Plan	15,949	2			58,693			58,695
Treasury stock acquired as settlement of note receivable	(45,000)	(4)	45,000	(220,950)	4			(220,950)
Noncash stock-based compensation					14,344			14,344
Unrealized gain on available-for-sale investments						7,664		7,664
Net loss	-	-	-	-	-	-	(6,919,719)	(6,919,719)
BALANCE, December 31, 2005	7,836,110	784	45,000	(220,950)	347,749,246	(23,022)	(333,872,120)	13,633,938

Exercise of stock options	59,739	6			166,999			167,005
Purchases under Employee Stock Purchase Plan	20,673	2			92,999			93,001
Treasury stock issued for matching retirement plan contributions	12,631	1	(12,631)	62,018	884			62,903
Noncash stock-based compensation					1,164,161			1,164,161
Unrealized gain on available-for-sale investments						17,418		17,418
Net loss	-	-	-	-	-	-	(5,543,844)	(5,543,844)
BALANCE, December 31, 2006	7,929,153	793	32,369	(158,932)	349,174,289	(5,604)	(339,415,964)	9,594,582

Exercise of stock options	244,482	24			1,110,523			1,110,547
Purchases under Employee Stock Purchase Plan	18,379	2			95,938			95,940
Treasury stock issued for matching retirement plan contributions	15,451	2	(15,451)	75,865	7,414			83,281
Noncash stock-based compensation					879,866			879,866
Unrealized gain on available-for-sale investments						5,604		5,604
Net income	-	-	-	-	-	-	494,366	494,366
BALANCE, December 31, 2007	8,207,465	$821	16,918	$(83,067)	$351,268,030	$-	$(338,921,598)	$12,264,186

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Note 1:	Summary of Significant Accounting Policies

Description of Business
Onvia (together with its subsidiary, “Onvia” or the “Company”) is a primary research company and a provider of business intelligence to business professionals about actionable public sector revenue opportunities.  Compiled over the last ten years, Onvia Dominion®, Onvia’s proprietary database of comprehensive, historical and real-time information unavailable elsewhere in the market provides businesses with insight and intelligence on relevant public sector revenue opportunities and commercial and residential development projects.  This information is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Information in Onvia’s database has been collected, formatted and classified by its in-house team of researchers and third-party providers so that clients are able to quickly find and analyze information relevant to their businesses.

Basis of consolidation
Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in any of the fiscal years ended December 31, 2007, 2006 or 2005.

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

Revenue recognition
Onvia’s revenues are primarily generated from client subscriptions and content licenses.  Onvia’s subscriptions are generally annual contracts and revenues are generally prepaid at the beginning of the subscription term. The Company also offers, on a limited basis, extended multi-year contracts to its subscription clients. Content licenses are generally multi-year agreements and are typically invoiced on a monthly or quarterly basis.  Subscription fees and content licenses are recognized ratably over the term of the agreement. Onvia also generates revenue from fees charged for management information reports, document download services, and list rental services, and revenue from these types of services is recognized upon delivery.

Onvia’s subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of Emerging Issues Task Force 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables, we allocated revenue from these bundled sales ratably between the subscription services and the management information reports based on established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from its non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Fair value of financial instruments
Onvia’s financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, security deposits, accounts payable, and accrued liabilities. The carrying amounts of the financial instruments approximate fair value due to their short maturities. The fair value of Onvia’s short and long-term investments, which is the amount recorded in the financial statements, is based on market quotes. All investments are classified as available-for-sale, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

Cash and cash equivalents
Onvia considers all highly liquid instruments with remaining maturities of 90 days or less to be cash equivalents.

Short-term and long-term investments
Onvia’s investment portfolio has historically been classified as available-for-sale and was segregated between short-term investments and long-term investments based on the remaining term of the instrument. The Company classified investments with remaining maturities of more than three months and less than one year as short-term investments, and investments with remaining maturities of more than one year as long term investments  Long term investments are limited to original maturities of no more than thirteen months. As of December 31, 2007, all of Onvia’s investments were in money market funds, which are included in cash and cash equivalents because of their short term nature.

Onvia’s primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with the investment objectives.  Onvia’s investment portfolio has historically consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less. Pursuant to Onvia’s investment policy, investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million.  Interest earned on these securities is included in Interest and other income. Realized gains and losses on investments during the years ended December 31, 2007, 2006 and 2005 were immaterial. Available-for-sale securities are carried at fair value based on quoted market prices, and any unrealized gain or loss on the securities is included in stockholders’ equity and reported in other comprehensive income. The cost of securities sold is calculated using the specific identification method.

Management of credit risk
Onvia is subject to concentration of credit risk, primarily from its investments. Onvia manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities. To mitigate its credit risk associated with its investment portfolio in light of the recent downturn in the financial services industry, the Company reallocated all of its investments into money market funds as of December 31, 2007.

Property and equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture, and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

Concurrent with the execution of a termination agreement on the lease for Onvia’s former corporate headquarters building in the third quarter of 2007, the Company adjusted the estimated useful lives of existing leasehold improvements such that their remaining useful lives coincided with the revised termination date of the Company’s lease.  As a result, depreciation on these leasehold improvements was accelerated such that they were fully depreciated as of December 31, 2007.  Onvia recorded $776,000 in accelerated depreciation expense in 2007 as a result of this change.

The Company periodically evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the years ended December 31, 2007, 2006 or 2005.

Internal Use Software
Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Onvia capitalized $1.3 million, $422,000, and $571,000 in internal use software costs during the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized costs during 2007 increased significantly compared to 2006 as a result of the development of the Onvia Planning and Construction product and an overall replatform of the Company’s information technology infrastructure.  Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Amortization related to capitalized software was $266,000, $210,000 and $145,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income taxes
Onvia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, or NOL, carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established for the full amount of the net deferred tax assets as the Company has determined that the recognition criteria for realization have not been met.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

Onvia plans to complete a Section 382 analysis regarding ownership changes that may have occurred, but at this time the Company cannot reasonably estimate whether such a change has occurred.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Company recognized no increase or decrease in its deferred tax assets as a result of the implementation of FIN 48. Onvia currently has a full valuation allowance for its deferred tax assets as the future realization of the tax benefit is not more likely than not.  Based on information currently available, Onvia does not reasonably believe that the unrecognized tax benefit will change significantly within the next twelve months.

Treasury stock
Onvia accounts for treasury stock using the cost method.  As of December 31, 2007, the Company held 16,918 shares of treasury stock with a cost basis of $83,067.  The Company is using the treasury shares to fund matching contributions to its 401K retirement plan for employee contributions.  In February 2007, the Company issued 15,451 treasury shares to fund matching contributions for 2006 employee contributions, and in February 2008, the Company issued 8,837 treasury shares to fund matching contributions for 2007 employee contributions.

Other comprehensive income or loss
Comprehensive income or loss is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Other comprehensive loss for Onvia consists of unrealized gains and losses on its available-for-sale investments.

Net income or loss per share
Basic earnings per share are calculated by dividing net income or loss for the period by the weighted average shares of common stock outstanding for the period.  Diluted earnings per share are calculated by dividing net income per share by the weighted average common stock outstanding for the period plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be antidilutive.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2007	2006	2005
Numerator:
Net income / (loss)	$494,366	$(5,543,844)	$(6,919,719)

Denominator:
Shares used to compute basic net income / (loss) per share	8,086,622	7,887,989	7,813,996
Dilution associated with the Company's stock-based compensation plans	519,346	-	-
Shares used to compute diluted net income / (loss) per share	8,605,968	7,887,989	7,813,996

Basic net income / (loss) per share	$0.06	$(0.70)	$(0.89)
Diluted net income / (loss) per share	$0.06	$(0.70)	$(0.89)

For the year ended December 31, 2007, options and warrants to purchase 835,860 shares of common stock with exercise prices greater than the twelve month average fair market value of our stock of $7.88 were not included in the calculation because the effect would have been anti-dilutive.  Comparatively, for the years ended December 31, 2006 and 2005 options and warrants to purchase 2,133,035 and 2,161,341 shares of common stock, respectively, are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position in those periods.

New accounting pronouncements
In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, or FAS 160.  FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported separately as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008 and, therefore, will be effective for Onvia beginning in 2009.  Onvia does not currently have any minority interests and, as such, the adoption of FAS 160 is not expected to have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007 and, therefore, will be effective for us beginning in 2008. Onvia has assessed the provisions of FAS 159 and determined that it is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or FAS 157.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements.  This Statement is effective for fiscal years beginning after November 15, 2007 and, therefore, will be effective for us beginning in 2008.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of FAS 157, we do not currently believe that adoption of this Statement will have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP 157-1.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, Accounting for Leases, or FAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13.  This FSP is effective upon initial adoption of FAS 157, which is effective for fiscal years beginning after November 15, 2007 for financial assets and financial liabilities.  Onvia does not currently believe that adoption of this FSP will have a material impact on its financial position or results of operations.

In July 2006 the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions of this Statement were effective for the Company beginning January 1, 2007.  The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Note 2:	Stock-Based Compensation and Stock Option Activity

On January 1, 2006, Onvia adopted the provisions of SFAS No. 123R, Share Based Payment, or FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, or FAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123, or FAS 148.  Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including employee class, historical experience and expected future activity. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

Onvia adopted FAS 123R using the modified prospective method.  Under this transition method, the Company’s reported stock-based compensation expense includes: a) expense related to the remaining unvested portion of awards granted prior to January 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123 using the Black-Scholes valuation model; and b) expense related to awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS 123R using the Black-Scholes valuation model.  Onvia’s consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the impact of adopting FAS 123R.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-Based Benefit Plans

1999 Stock Option Plan
In February 1999, Onvia adopted a stock option plan (the “1999 Plan”) which provides for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia.  The options expire 10 years after the date of grant.  The options vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  The total number of shares authorized for future issuance under the 1999 Plan as of December 31, 2007 was 264,425 shares.

2000 Directors’ Stock Option Plan
In March 2000, Onvia adopted a Directors’ Stock Option Plan (the “Directors’ Plan”). Grants are made under this plan to each eligible board member on the date such person is first elected or appointed as a board member.  At each annual stockholders’ meeting, each non-employee director will be granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person has been a board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vests 25% each year for four years on the anniversary of the date of grant, has a term of ten years and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life and an exercise price equal to the closing price on the date of grant.   The total number of shares authorized for future issuance under the Directors’ Plan as of December 31, 2007 was 6,000 shares.

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of FAS 123R and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis.  The total number of shares authorized for future issuance under the ESPP as of December 31, 2007 was 386,298 shares.

Impact of the Adoption of FAS 123R

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31, 2007 and 2006 was as follows:
	Years Ended
	December 31,
	2007	2006
Cost of sales	$14,013	$25,063
Sales and marketing	311,256	477,533
Technology and development	125,660	103,927
General and administrative	476,373	651,338

Total stock-based compensation	$927,302	$1,257,861

Onvia recorded $84,239 of non-cash stock-based compensation expense for the year ended December 31, 2005.  Since Onvia has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the adoption of FAS 123R.

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.  The following weighted average assumptions were used for options granted in the years ending December 31:

	2007	2006	2005
Average risk free rate	4.15%	4.52%	4.06%
Volatility	44%	59%	51%
Dividends	0%	0%	0%
Expected life (in years)	4.7	5.0	6.8

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model.  Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2007	2006	2005
Average risk free rate	4.03%	5.08%	3.81%
Volatility	25%	39%	35%
Dividends	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
FAS 123R requires companies to estimate expected volatility over the expected term of the options granted.  In 2001, Onvia changed from a business-to-business exchange to a business-to-government model, which represented a substantial change in our business and significantly lowered our revenues, expenses and capital requirements.  This change prompted a cash dividend and a one-for-ten reverse stock split in May and July 2002, respectively, to modify our capital structure based on our revised business model.  Management has primarily used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock for purposes of estimating the fair value of options granted during 2007; however, because of the change in business model that occurred in 2001, management also considered the volatility of the common stock of other companies with business models similar to Onvia’s for periods prior to Onvia’s change in business model to estimate future volatility of Onvia’s stock to the extent necessary given the expected life of the options.  Prior to adoption of FAS 123R, Onvia’s expected volatility was calculated in a similar manner.

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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at December 31, 2006	2,083,094	$7.97
Options granted	307,750	9.50
Options exercised	(244,826)	4.54
Options forfeited and cancelled	(298,455)	8.77
Total options outstanding at December 31, 2007	1,847,563	$8.55	6.49	$3,906,635

Options exercisable at December 31, 2007	1,141,381	$8.29	5.48	$3,458,154
Options vested and expected to vest at December 31, 2007	1,720,127	$8.52	6.36	$3,823,902

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $8.59 at December 31, 2007 for options that were in-the-money at December 31, 2007.  The number of in-the-money options outstanding and exercisable at December 31, 2007 was 1,033,978 and 752,283, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.85, $2.40 and $2.51 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $740,269, $157,315 and $109,784, respectively.

As of December 31, 2007, there was approximately $1.0 million of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.44 years.

During the year ended December 31, 2007, approximately $1.2 million was received for exercises of stock options and purchases under Onvia’s ESPP.

Pro-Forma Information for Periods Prior to Adoption of FAS 123R

Prior to the adoption of FAS 123R, Onvia elected to account for its employee and director stock-based awards and purchases under the ESPP under the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and provided the pro-forma disclosures required under FAS 123, as amended by FAS 148.  Accordingly, employee stock-based compensation expense was not reflected in Onvia’s results of operations because all of its employee and director grants were granted with exercise prices equal to or greater than the fair market value of Onvia’s common stock on the date of grant.  The ESPP was deemed non-compensatory under the provisions of APB No. 25.  Forfeitures of awards were recognized as they occurred.

Pro-forma information for the year ended December 31, 2005 is as follows:

2005
Net loss:
As reported	$(6,919,719)
Add: Stock-based compensation included in reported net income	84,239
Deduct: Stock-based compensation determined under fair-value based method	(1,661,484)
Pro forma net loss	$(8,496,964)
Net loss per share:
As reported - basic and diluted	$(0.89)
Pro forma - basic and diluted	$(1.09)

Note 3:	Short-term and Long-term Investments

The Company did not hold any available-for-sale investments at December 31, 2007.  The following table summarizes, by major security type, short-term and long-term investments classified as available-for-sale at December 31, 2006, stated at fair value:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,617,677	$862	$(5,086)	$3,613,453
US government obligations	3,871,465	169	(1,760)	3,869,874
	$7,489,142	$1,031	$(6,846)	$7,483,327

Note 4:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2007	2006
Prepaid expenses	$510,899	$670,579
Interest & other receivable	32,287	110,194
Other	6,080	-
	$549,266	$780,773

Note 5:	Security Deposits

Pursuant to the lease obligation for Onvia’s former corporate headquarters building the Company was required to maintain a deposit in the amount of $3.5 million through the remaining term of the lease, which originally expired in April 2010; however, in July 2007 the Company executed a termination agreement with its landlord to terminate the lease obligation on that building effective January 11, 2008.   The $3.5 million security deposit was returned to the Company on March 21, 2008 as a result of this termination.

Pursuant to Onvia’s new lease for corporate office space, Onvia provided a security deposit of $538,000, which will be reduced annually on a straight line basis over a four year period beginning with the first anniversary of the commencement date.

Note 6:	Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006
Computer equipment	$2,756,950	$2,477,324
Software	1,074,441	975,137
Furniture and fixtures	530,825	530,825
Leasehold improvements	2,803,990	2,802,685
	7,166,206	6,785,971
Less accumulated depreciation and amortization	(6,209,017)	(4,640,545)
Net book value	$957,189	$2,145,426

As a result of the termination of Onvia’s office lease on its former corporate headquarters building, the Company adjusted the remaining useful life of its existing leasehold improvements to coincide with the revised termination date of its lease.  As a result, the Company recorded approximately $776,000 in accelerated depreciation expense on these assets in the year ended December 31, 2007.  As of December 31, 2007, Onvia’s leasehold improvements were fully depreciated.  Property and equipment includes $224,000 and $0 in computer equipment under capital leases at December 31, 2007 and 2006, respectively.  Accumulated depreciation on these leased assets was $45,000 and $0 at December 31, 2007 and 2006, respectively.

Note 7:	Other Assets

Other assets consist of the following at December 31:

	December 31,	December 31,
	2007	2006
Internal use software	$2,917,058	$1,640,094
Accumulated amortization of internal use software	(1,078,850)	(812,721)
Long-term portion of prepaid software licenses	1,697	9,276
Other	-	123
Total other assets	$1,839,905	$836,772

Note 8:	Accrued Expenses

Accrued expenses consist of the following at December 31:

	December 31,	December 31,
	2007	2006
Payroll and related liabilities	$1,143,574	$920,639
Accrued professional fees	111,561	143,553
State income and other taxes payable	79,615	43,169
	$1,334,750	$1,107,361

Note 9:	Interest and Other Income, net

Net interest and other income consisted of the following for the years ended December 31:

	Years Ended
	December 31,
	2007	2006	2005
Interest income	$1,008,733	$968,551	$801,655
Loss on promissory note	-	-	(50,330)
Interest expense	(15,561)	-	-
Letter of credit fees	-	(17,993)	(19,393)
Other (expense) / income	(10,891)	1,917	9,989
Net interest and other income	$982,281	$952,475	$741,921

Note 10:	Income Taxes

At December 31, 2007 and 2006, Onvia had tax net operating loss carryforwards of $247,081,988 and $252,841,667, respectively, which may be used to offset future taxable income. $3,674,694 of these carryforwards originated from Onvia’s Canadian subsidiary and expire in 2008.  The remaining carryforwards expire at various dates beginning in 2017 through 2027. The utilization of the net operating loss may be subject to annual limitations due to ownership changes of stock in prior years.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Tax expense / (benefit) at statutory rate	34.0%	(34.0)%	(34.0)%
Stock-based compensation	(15.1)	2.7	0.0
Nondeductible goodwill	(3.4)	(0.2)	(0.1)
Other	6.9	0.4	(1.1)
Change in valuation allowance	(22.4)	31.1	35.2
	0.0%	0.0%	0.0%

Onvia’s net deferred tax assets, calculated by applying the U.S. federal statutory income tax rate of 34% to total deferrals, consist of the following at December 31:

	2007	2006	2005

Net operating loss carryforwards	$84,007,877	$85,966,168	$83,961,767
Prepaid expenses and other assets currently deductible	(128,249)	(152,392)	(216,250)
Accrued expenses not currently deductible	815,507	1,766,149	2,485,998
Property, plant and equipment due to different depreciation for tax purposes	1,397,935	1,414,185	1,466,970
Net deferred tax assets	86,093,070	88,994,110	87,698,485
Less: Valuation allowance	(86,093,070)	(88,994,110)	(87,698,485)
Net deferred tax asset	$-	$-	$-

Onvia has recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the realization is not more likely than not.

Note 11:	Idle Lease Accrual

In July 2007, Onvia entered into a Tri-Party Agreement with its landlord and a third-party to terminate Onvia’s obligations under its former office lease.  The termination was effective January 11, 2008.  As a result of the lease termination, Onvia reversed approximately $2.7 million of its idle lease accrual during the third quarter of 2007.  The reversal represented the remaining idle lease obligation from the January 2008 termination date through the April 2010 expiration date of the original lease.

The following table displays a rollforward of the idle lease accrual for the years ending December 31, 2007, 2006 and 2005:

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2005	of Sublease	December 31,
	2004	Charges	Income	2005
Idle lease charges	$7,451,362	$1,228,160	$(2,141,787)	$6,537,735
			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2006	of Sublease	December 31,
	2005	Reduction	Income	2006
Idle lease charges	$6,537,735	$(66,691)	$(2,691,829)	$3,779,215
			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2007	of Sublease	December 31,
	2006	Reduction	Income	2007
Idle lease charges	$3,779,215	$(2,652,550)	$(1,126,665)	$-

Note 12:	Commitments and Contingencies

Operating leases
As discussed in Note 11, Onvia terminated its non-cancellable operating lease on its former corporate headquarters building effective January 11, 2008.  Concurrent with the termination of its former office space lease, Onvia entered into a new non-cancellable operating lease for office space in a different location, which expires in October 2015.  Rent is abated for the first nine months of our new office lease; however, rent expense is being recognized on a straight-line basis over the term of the lease.

As a result of the termination of the lease on Onvia’s former corporate headquarters building and the subsequent signing of a new lease in a different building, the Company adjusted the amortization of deferred rent on its former lease and began recognizing expense for its new lease once the new space was made available for tenant improvements.  The net impact of these changes was an additional $137,000 in rent expense for the twelve months ended December 31, 2007.  Total rent expense was $1,027,664, $898,716 and $918,220 for the years ended December 31, 2007, 2006 and 2005, respectively, excluding idle lease charges.

Onvia also has a non-cancellable operating lease for office equipment, which expires in January 2010.

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

2008	$244,921	$20,367	$265,288
2009	1,002,173	18,670	1,020,843
2010	1,031,722	-	1,031,722
2011	1,062,145	-	1,062,145
2012	1,093,468	-	1,093,468
Thereafter	3,278,413	-	3,278,413
	$7,712,842	$39,037	$7,751,879

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31:

	Capital Leases
	Principal	Interest	Total
2008	$112,821	$20,451	$133,272
2009	82,472	5,887	88,359
2010	6,174	197	6,371
Thereafter	-	-	-
	$201,467	$26,535	$228,002

Purchase Obligations
Onvia has noncancellable purchase obligations for software development agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements  The agreements expire in dates ranging from 2008 to 2011.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase
Obligations

2008	$913,452
2009	752,040
2010	813,892
2011	282,478
Thereafter	-
$2,761,862

Legal Proceedings

Class Action Securities Litigation
In 2001, five securities class action suits were filed against Onvia, certain former executive officers, and the lead underwriter of Onvia’s Initial Public Offering, or IPO, Credit Suisse First Boston, or CSFB.  The suits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000.  In 2002, a consolidated complaint was filed.  The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering.  The complaint sought an undisclosed amount of damages, as well as attorneys’ fees.  This action is being coordinated with approximately 300 other nearly identical actions filed against other companies.

On December 5, 2006, the Court of Appeals for the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Onvia.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.   Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Onvia, and their insurers had submitted a settlement agreement to the district court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved.  On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007.  On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss.  On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints.

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

On October 2, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of the Company’s initial public offering in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934.  The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on March 2, 2000, through at least February 28, 2001.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b).  The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.  No directors or officers of the Company are named as defendants in this action.  On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various initial public offerings.  On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation.   We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

Potential Future Litigation
From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

Note 13:	Employee Retirement Plan

In March 2000, Onvia adopted a Savings and Retirement Plan (the “Retirement Plan”). The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service.

In January 2005, the Retirement Plan was amended to add a discretionary matching contribution, made in Onvia common stock, equivalent to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. Matching contributions are made in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.  In February 2007, Onvia transferred 15,451 shares from treasury stock into the Retirement Plan to match 2006 employee contributions and in February 2008, Onvia transferred 8,837 shares from treasury stock into the Retirement Plan to match 2007 employee contributions.  The Company recorded $58,864 and $94,051 in non-cash stock-based compensation in 2007 and 2006, respectively, related to this match.

Note 14:	Stockholders’ Equity

Authorized shares
At December 31, 2007, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share.  Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Warrants to purchase Series A preferred stock
As of December 31, 2007 and 2006, 49,941 warrants to purchase shares of Series A preferred stock at $9.00 per share were outstanding.  These warrants were issued during 1999 in conjunction with the Company’s subordinated debt financing and expire in 2009. These warrants are eligible for the cash distribution of $3.90 per share approved by Onvia’s Board of Directors in March 2002 if they are exercised in the future. None of these warrants were exercised during the years ended December 31, 2007, 2006 or 2005. Onvia has not recorded a liability for the potential future distributions, because the exercise price of all eligible warrants exceeds $3.90 per share and the warrant holders would first have to pay the $9.00 exercise price to Onvia in order to receive the $3.90 distribution.  The maximum future distribution upon exercise of these warrants is approximately $195,000.

Note 15:	Supplemental Cash Flow Information

Onvia paid approximately $16,000 in interest expense on capital leases during the year ended December 31, 2007.  There was no cash paid for interest or income taxes in the years ended December 31, 2006 and 2005.

Selected Quarterly Financial Information

The following tables summarize the quarterly financial data for the years ended December 31, 2007 and 2006:
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(unaudited)
	(in thousands, except per share amounts)
Historical Condensed Consolidated Statements of Operations and Comprehensive (Loss) / Income Data:
Revenue	$4,852	$5,172	$5,390	$5,514
Gross margin	4,020	4,233	4,462	4,482
Noncash stock-based compensation	227	226	219	255
Idle lease charges (1)	-	-	(2,653)	-
Total operating expenses	5,273	4,846	1,852	5,714
(Loss) / income from operations	(1,253)	(613)	2,610	(1,232)
Net (loss) / income	$(1,011)	$(358)	$2,857	$(994)
Unrealized gain/(loss) on available-for-sale investments	1	(6)	19	(8)
Comprehensive (loss) / income	$(1,010)	$(364)	$2,876	$(1,002)
Basic net (loss) / income per common share	$(0.13)	$(0.04)	$0.35	$(0.12)
Diluted net (loss) / income per common share	$(0.13)	$(0.04)	$0.33	$(0.12)

Basic weighted average shares outstanding	7,988	8,038	8,119	8,199
Diluted weighted average shares outstanding	7,988	8,038	8,547	8,199

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(unaudited)
	(in thousands, except per share amounts)
Historical Condensed Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue	$3,889	$4,060	$4,265	$4,525
Gross margin	2,958	3,192	3,453	3,741
Noncash stock-based compensation	336	319	300	303
Idle lease charges (1)	-	-	(230)	163
Total operating expenses	5,268	4,975	4,555	5,042
Loss from operations	(2,310)	(1,783)	(1,102)	(1,301)
Net loss	$(2,099)	$(1,538)	$(849)	$(1,058)
Unrealized gain/(loss) on available-for-sale investments	-	2	19	(4)
Comprehensive loss	$(2,099)	$(1,536)	$(830)	$(1,061)
Basic and diluted net loss per common share	$(0.27)	$(0.20)	$(0.11)	$(0.13)

Basic and diluted weighted average shares outstanding	7,852	7,884	7,898	7,918
(1)	Refer to the discussion in Note 11 for additional information on idle lease charges.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s, or SEC, rules and forms.  Onvia’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, were effective as of the end of the period covered by this Report.

Report of Management on Internal Control over Financial Reporting
Onvia’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

We have a classified Board of Directors of seven members consisting of three Class I directors, two Class II directors, and two Class III directors who will serve until the annual meetings of stockholders to be held in 2010, 2008, and 2009 respectively, and until their respective successors are duly elected and qualified.  At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the annual meeting dates.  Any additional directors resulting from an increase in the number of directors are distributed among the three classes so that, as nearly as possible, each class consists of an equal number of directors.

The directors of the Company are as follows:

Name	Age	Position
Jeffrey C. Ballowe	52	Class III Director
James L. Brill	56	Class I Director and Chairman of the Audit Committee
Robert G. Brown	61	Class III Director and Lead Director
Roger L. Feldman	46	Class II Director and Chairman of the Nominating and Governance Committee
Michael D. Pickett	60	Class II Director, Chairman of the Board, Chief Executive Officer and President
D. Van Skilling	74	Class I Director and Chairman of the Compensation Committee
Steven D. Smith	49	Class I Director

Jeffrey C. Ballowe has served as a director of the Company since December 1999. Before leaving Ziff Davis at the end of 1997, Mr. Ballowe led the launches of five magazines, ZDNet on the Web, ZDTV (became TechTV), and the initial ZD/Softbank investments in Yahoo!, Inc. Mr. Ballowe is the co-founder and past president of the not-for-profit Electronic Literature Organization and a former member of the board of trustees of Lawrence University.

James L. Brill has served as a director of the Company since March 2004. Since January 1, 2007, he has served as Senior Vice President of Finance and Chief Financial Officer of On Assignment, Inc., a staffing agency for science and healthcare professionals. From July 1999 to December 2006, he served as Vice President of Finance and Chief Financial Officer of Diagnostic Products Corporation, a medical diagnostics manufacturer. From August 1998 to June 1999, Mr. Brill served as Chief Financial Officer of Jafra Cosmetics International, a cosmetics manufacturer, and Vice President of Finance and Administration and Chief Financial Officer of Vertel Corporation from 1996 to 1998.

Robert G. Brown has served as a director of the Company since November 2004 and the lead director since October 2005.  Mr. Brown is currently President of Brightwood Advisors, a private company providing business consulting to technology companies and investors. Prior to Brightwood Advisors, Mr. Brown was Group President with Harte-Hanks, a provider of direct marketing services, and President and CEO of ZD Market Intelligence, a division of Ziff Davis, Inc.

Roger L. Feldman has served as a director of the Company since March 2004. Mr. Feldman is a principal of West Creek Capital, an investment firm he co-founded in 1992. Prior to forming West Creek Capital, Mr. Feldman was an investment banker and an attorney. He currently serves on the boards of directors of Capital Senior Living Corp., ACME Communications, Inc., Kapstone Paper and Packaging, and CMS Bancorp, Inc.

Michael D. Pickett has served as a director of the Company since February 1999, as Chief Executive Officer and Chairman of the Board of the Company from February 1999 to August 2000 and since April 2001, and as President since September 2004. Mr. Pickett also served as President and Chief Operating Officer of the Company from August 2000 to April 2001. From July 1999 to August 2000, Mr. Pickett served as Chief Executive Officer of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by the Company in September 2000. From July 1997 to March 1999, Mr. Pickett was Chairman and Chief Executive Officer of Technology Solutions Network, LLC, a provider of turnkey technology solutions for small businesses. From October 1983 to February 1996, Mr. Pickett served in a variety of positions and most recently as Chairman, Chief Executive Officer, and President of Merisel, Inc., a wholesale distributor of computer hardware and software products and a provider of logistics services.

D. Van Skilling has served as a director of the Company since November 2004. He has been President of Skilling Enterprises since March 1999. He retired in April 1999 as Chairman and CEO of Experian Information Systems Inc.,

positions he held since Experian was formed in 1996. Previously he was employed by TRW, Inc. for twenty-seven years and was Executive Vice President from 1989 to 1996. Mr. Skilling currently serves on the boards of directors of First American Corporation, First Advantage Corporation, and The American Business Bank, and is Chairman of the Board of Trustees of Colorado College.

Steven D. Smith has served as a director of the Company since January 2000. Since December 2004, Mr. Smith has served as the Senior Managing Director of Ritchie Capital Management, a private equity investment company. From March 1997 to April 2003, Mr. Smith served as Managing Director of GE Equity, a private equity investment company and a subsidiary of GE Capital. From August 1990 to February 1997, Mr. Smith served in a variety of positions at GE Capital, most recently as Managing Director, Ventures.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position
Irvine N. Alpert	56	Executive Vice President
Michael S. Balsam	40	Vice President of Products and Services
Eric T. Gillespie	39	Chief Information Officer
Michael D. Pickett	60	Chief Executive Officer, President and Chairman of the Board
Michael J. Tannourji	46	Senior Vice President of Sales
Cameron S. Way	36	Chief Accounting Officer

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

Michael S. Balsam has served as Vice President of Products and Services of the Company since January 2005. Prior to becoming Vice President, Mr. Balsam served as Director of Product Management since November 2002. From June 2001 to November 2002, Mr. Balsam served as a Product Marketing Manager with the Company.

Eric T. Gillespie has served as Chief Information Officer of the Company since June 2007. Prior to becoming Chief Information Officer of the Company, Mr. Gillespie served as Executive Vice President and Chief Operating Officer of IPIQ, a provider of best practices research, tools and metrics for patent analysis and intellectual property investment.  From October 1999 to October 2004, Mr. Gillespie served as Vice President, Managing Director of SBI Group, Formerly Scient, a technology strategy and services firm.

Michael D. Pickett’s background is described above under the Directors of the Registrant caption.

Michael J. Tannourji has served as Senior Vice President of Sales of the Company since November 2007.  From May 2005 to September 2007, Mr. Tannourji served as Vice President National Sales & Service with Experian, Inc., a global information services company.  From September 1999 to October 2004, Mr. Tannourji served as Vice President/Leader Vertical Markets of Dun & Bradstreet, a global information services company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, its executive officers, and persons who beneficially own more than 10% of its common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership of Onvia’s common stock with the SEC. These individuals are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no other reports were required, the Company believes that during 2007 all reporting persons complied with all applicable filing requirements, except with respect to Michael D. Pickett.  A Form 5 was filed on February 7, 2008 reporting an acquisition of common stock by Mr. Pickett on November 29, 2005.

Code of Ethics

The Company adopted a code of ethics applicable to its Chief Executive Officer, Chief Accounting Officer, Controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on the Company’s website at www.onvia.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Accounting Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the SEC.

Director Nominations by Stockholders

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors in the last twelve months.

Audit Committee

Onvia has a separately designated audit committee operating under a written charter adopted by the Board of Directors in March 2004, which is available on the Company’s website at www.onvia.com.  The audit committee was comprised of the following members as of December 31, 2007: James L. Brill, Robert G. Brown, and Steven D. Smith, each of whom is an independent director under the rules of the NASDAQ Stock Market, with Mr. Brill serving as the chairperson. Mr. Brill meets the Audit Committee Financial Expert criteria as such term is defined in Item 407(d) of Regulation S-K. All other members of the Audit Committee are financially literate and are financially sophisticated, as required by the rules of the SEC and the NASDAQ Stock Market, based on their professional experiences. The Audit Committee retains the Company’s independent auditors, reviews their independence, reviews and approves the planned scope of Onvia’s annual audit, reviews and approves any fee arrangements with the Company’s auditors, oversees their work, reviews and pre-approves, as appropriate, any non-audit services that they may perform, reviews the adequacy of accounting and financial controls, reviews the Company’s critical accounting policies, and reviews and approves any related person transactions.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the following Compensation Discussion and Analysis section of this Report with the Company's management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report for the fiscal year ended December 31, 2007.

Compensation Committee

D. Van Skilling, Chair
Jeffrey C. Ballowe
Roger L. Feldman

Compensation Discussion and Analysis

The Compensation Committee, which is comprised of Mr. Ballowe, Mr. Feldman and Mr. Skilling, each of whom is an independent director, is responsible for establishing and monitoring our general compensation policies and compensation plans, as well as the specific compensation levels for executive officers, including our Chief Executive Officer. The Compensation Committee reviews and establishes annual base salary levels, annual cash bonus opportunity levels, and long-term incentive opportunities for each Named Executive Officer.

General Compensation Philosophy
Adopted by the Board of Directors, our compensation philosophy is designed to attract and retain well-qualified executive talent, to tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee implements and maintains compensation plans that tie a significant portion of an executive’s overall compensation to our Company’s financial performance and common stock price. Overall, the total compensation opportunity is intended to create an executive compensation program that is set competitively compared to public companies of our size and industry, analyzed by our Vice President of Human Resources and our Compensation Committee using independent, national survey data. Each executive officer’s compensation package is generally comprised of four elements: (i) base salary, which reflects an individual’s qualifications, scope of responsibilities, experience level, expertise, performance, and impact on Company results; (ii) cash-based annual incentive compensation tied to personal achievement and overall Company success; (iii) long-term incentives, which consist of stock options and are designed to strengthen the mutuality of interests between the executive officers and our stockholders; and (iv) other compensation programs that our executives participate in along with all of our employees, including a qualified 401(k) plan and the ESPP. The Compensation Committee regularly reviews and establishes base salaries, annual cash bonus opportunity levels, and long-term incentive opportunities for each executive officer. The executive officers were not present during, and did not participate in, deliberations or decisions involving their own compensation during 2007.

The summary below describes in more detail the factors that the Compensation Committee considers in establishing each of the four primary components of the compensation package provided to the Named Executive Officers.

While an executive officer does not play a role in setting his or her own compensation, our Chief Executive Officer does make recommendations to the Compensation Committee concerning stock option grants, bonus plans, and individual pay increases tied to the performance of other executive officers.

Base Salary
The level of base salary is established primarily on the basis of an executive’s qualifications and relevant experience, the scope of his or her responsibilities, the strategic goals that he or she manages, the compensation levels of executive officers at companies of similar revenue and employee size in the ecommerce and technology industries and in the Seattle marketplace, the relationship between the executive’s performance and the Company’s results, and market rates of compensation required to retain qualified management. Generally, we believe that executive base salaries should be competitive with salaries of comparable companies. Our Vice President of Human Resources used independent, national salary survey data to calibrate competitive salaries for our executive officers. The Compensation Committee reviews the base salary of each executive annually and may adjust base salary to take into account the individual’s performance, any changes in responsibility, and to maintain a competitive salary levels. Company performance does not play a significant role in the determination of base salary. The Compensation Committee reviewed each executive’s base salary in December 2007 in connection with setting 2008 base salary levels.

Cash-Based Incentive Compensation
At Onvia, cash-based incentive compensation takes two forms: sales incentives or commissions for our sales and product executives and a management incentive plan.  Onvia’s executives who have sales responsibilities can earn commissions tied to specific sales results. Sales incentive commissions are intended to reward individual performance that will significantly impact the Company’s overall performance. The sales incentive levels are market driven and reflect what other companies of Onvia’s size within Onvia’s industry are doing based on the assessments of market practice by our Vice President of Human Resources. Messrs. Alpert, Balsam and Noble earned sales incentive compensation in 2007 and Messrs. Alpert and Balsam are on sales commission plans for 2008. The Compensation Committee reviewed the sales incentive programs of each sales and product executive in January 2008 and adjusted sales incentive goals as well as targeted incentive payouts for performance.

Onvia’s 2007 Management Incentive Plan allowed for a target bonus award of 11% to 33% of base salary for participating executive officers. Messrs. Way, Alpert, Balsam, Gillespie, Rowley and Noble were participants in the 2007 Management Incentive Plan. Mr. Pickett was not a participant in the 2007 Management Incentive Plan because Mr. Pickett, as Chief Executive Officer, was evaluated separately by the Compensation Committee. The objectives of the 2007 Management Incentive Plan were to achieve certain EBITDA goals and annual bookings under the 2007 budget plan as well as achieve positive cash flow in 2007. Since these targets were not met, no bonuses were paid out under the 2007 Management Incentive Plan. However, the Board approved a one-time bonus of $5,000 for each of our non-sales executives (since sales executives received commissions under their own commission plans) in January 2008 to show the Board’s appreciation of the executives’ work and contributions in 2007.

In March 2008, the Compensation Committee established a new management incentive plan, payable in early 2009, if the Company achieves predetermined targets based on annual bookings growth, operating cash flow, and net income metrics. All Named Executive Officers, except for Mr. Pickett, are participants. The Compensation Committee did not include Mr. Pickett in the 2008 Management Incentive Plan and has not established a separate bonus plan for Mr. Pickett. The Compensation Committee believes that the options granted to Mr. Pickett in 2004 continue to provide sufficient incentives to Mr. Pickett into 2008.  The 2008 Management Incentive Plan allows for a target bonus award of 33% of base salary for Messrs. Way, Balsam and Gillespie if, and only if, all predetermined targets are achieved. The 2008 Management Incentive Plan also allows for a target bonus award of $25,000 for Mr. Alpert if all predetermined targets are achieved.  The 2008 Management Incentive Plan does not allow for awards beyond target.

The Compensation Committee established the targets based on annual bookings growth, operating cash flow, and net income metrics for the 2008 Management Incentive Plan for three reasons. First and most important, these targets track corporate performance that most reflect stockholder interests. Second, the targets drive and reward unified performance across the executive team. Third, the targets focus the Company on building for long-term, profitable growth. The participating executive officers earn bonuses under the 2008 Management Incentive Plan only when all targets have been reached.

Long-Term Incentive Compensation
We believe the grant of long-term stock options provides executives and other key employees with an incentive to maximize long-term stockholder value. Stock option awards are designed to give the recipient a significant equity stake in the Company and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual’s position, his or her performance and responsibilities, market comparisons based on independent salary survey data, and internal comparisons among our executive officers. The Compensation Committee also takes into consideration the number of stock options that an executive officer already holds. Long-term stock options are not granted annually to our executive officers. The Compensation Committee is free to consider other factors in determining the size of the option grant made to each executive officer where it determines that the circumstances warrant alternative treatment.

Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the fair market value on the grant date or above) over a specified period of time (up to 10 years). The options typically vest in equal periodic installments over a four or five year period, contingent upon the executive officer’s continued employment with Onvia. The majority of stock options granted in the last few years have had a five-year vesting period (but never less than a four-year vesting period), with the exercise price set higher than the fair market value of the stock on the date of grant.  Typically, when stock options are granted to an executive officer, one-fifth of the options have an exercise price set at the fair market value on the grant date, the second one-fifth of the options have an exercise price set at $1.00 above the fair market value, the third one-fifth of the options have an exercise price set at $2.00 above the fair market value, the fourth one-fifth is set at $3.00 above the fair market value, and the last one-fifth is set at $4.00 above the fair market value. The Compensation Committee, as well as our Board, believes that premium-priced stock options are critical to aligning the interests of our executive officers with stockholders because premium-priced stock options benefit our executive officers only when stockholder value increases first. The granting of premium-priced stock options also reflects the Company’s performance-driven culture and its priority of increasing stockholder value.

With the exception of Mr. Gillespie and Mr. Balsam, no stock options were granted in 2007 to our Named Executive Officers because stock option grants were not necessary to keep total compensation competitive for our Named Executive Officers.  Mr. Gillespie received a new-hire stock option grant in connection with his employment by the Company, and Mr. Balsam received a stock option grant for his performance developing new products.

Other Compensation Programs
Onvia has a Savings and Retirement Plan (the “Retirement Plan”). The Retirement Plan is a qualified salary deferral plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. In January 2005, the Retirement Plan was amended to provide a discretionary matching contribution, made in the form of Onvia common stock, equal to 25% of every dollar up to 6% of all eligible employee contributions. The purpose of the Company’s matching contribution into the Retirement Plan is to encourage employees to participate in their own retirement savings and to provide another competitive recruiting tool to attract and retain employees.  The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. The matching contributions are made in the first quarter following each Retirement Plan year, and employees must be employed on the last day of the Retirement Plan year to be eligible to receive the matching contribution. In February 2008, all of our executive officers, along with other employees who made contributions into the Retirement Plan, received matching contributions for the 2007 Plan year.

Effective May 2000, we adopted the 2000 Employee Stock Purchase Plan (the “ESPP”), which allows an eligible employee to purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. An eligible employee may purchase up to 600 shares per year. All of our Named Executive Officers, except for Mr. Pickett, participated in the ESPP in 2007.

Onvia does not grant stock awards and does not have any pension plans or any nonqualified deferred compensation plans.

Compensation Committee’s Processes and Procedures for Consideration and Determination of Executive Compensation
The Compensation Committee has authority to administer the 1999 Plan, the 2000 Directors’ Stock Option Plan, the ESPP and the 2008 Management Incentive Plan, and make policy recommendations from time to time with respect to our benefit plans. The Compensation Committee also oversees all of our executive compensation policies and decisions. In particular, the Committee exercises all power and authority of the Board in the administration and interpretation of our benefit plans, including establishing guidelines, selecting participants in the plans, approving grants and awards, and exercising such other power and authority as is required and permitted under the plans. The Compensation Committee also reviews and approves executive officer compensation, including, as applicable, salary, bonus and incentive compensation levels, equity compensation (including awards to induce employment), severance arrangements, change-in-control agreements, special or supplemental benefits and other forms of executive officer compensation. The Committee periodically reviews regional and industry-wide compensation practices and trends to assess the adequacy and competitiveness of our compensation programs. The Committee’s responsibilities are reflected in its charter, which is reviewed periodically by the Committee, and the Committee recommends any proposed changes to the Board. The Compensation Committee's charter is available on our website at www.onvia.com.  The Committee’s membership is determined annually by the full Board and includes only independent directors. The Committee meets as often as it deems appropriate, but not less frequently than annually.

Michael D. Pickett has served as our Chief Executive Officer since April 2001. His base salary for the fiscal year ended December 31, 2007 was $250,000. No other compensation, bonus, commission, or stipend was paid to Mr. Pickett during 2007 because the Compensation Committee believed that the 600,000 stock options granted to Mr. Pickett on November 29, 2004 provided a competitive compensation level as well as aligning his interests with those of our stockholders.

With respect to Mr. Pickett, the Compensation Committee weighed: (i) the factors discussed above in “Base Salary,” “Cash-Based Incentive Compensation,” and “Long-Term Incentive Compensation,” as well as his previous experience as chairman, president, and chief executive officer of a publicly held company; (ii) the compensation levels at companies that compete with the Company for business and executive talent; and (iii) the Company’s performance, in establishing the amount of Mr. Pickett’s base salary, bonus, and stock option grant.

The Compensation Committee has not delegated any authority to make compensation decisions to any other persons. The Compensation Committee only makes recommendations about stock option grants to the Board of Directors, who makes the final decision to grant stock options.

Role of Executive Officers in Compensation Process
In addition to reviewing executive officers’ compensation against a group of comparable companies, the Compensation Committee also solicits appropriate input from our Chief Executive Officer and Vice President of Human Resources regarding base salaries, cash incentives and equity grants for our executive officers. Moreover, only our Chief Executive Officer and Vice President of Human Resources have a role in determining or recommending the amount and/or form of employee-level director compensation.

External Advisors
The Compensation Committee has the authority to engage the services of outside advisers and purchase independent salary surveys to assist the Committee in fulfilling its duties. The Committee did not engage an outside advisor in 2007; however, the Committee reviewed independent national salary survey data to help the Committee assess the Company’s current executive compensation practices, including relative to a group of similar-sized companies within our industry.  The Committee used this information to help formulate executive compensation levels for the 2008 fiscal year.  In March 2008, the Compensation Committee engaged an independent compensation consultant to assist the Committee in the assessment of the competitiveness of the Company’s executive and director compensation programs compared to its peers.

Deductibility of Executive Compensation
Under Section 162(m) of the Internal Revenue Code, the Company’s deduction for certain compensation paid to Named Executive Officers is subject to an annual limit of $1 million per employee, unless it is deferred or considered performance-based.  As the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million and the Compensation Committee believes that options granted under the 1999 Plan to such officers will qualify as performance-based, the Compensation Committee believes that Section 162(m) will not affect the tax deductions available to the Company with respect to the compensation of its executive officers. It is the Compensation Committee’s policy to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax law. However, the Company may from time to time pay compensation to its executive officers that may not be deductible.

Timing of Awards
In making stock option grants under our option plans, our Compensation Committee has not timed the award of any stock option to coincide with the release of favorable or unfavorable information about us. The Compensation Committee has no intention of timing the award of stock options or other equity-based compensation to coincide with the release of favorable or unfavorable information about us in the future.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during 2007 was comprised of Mr. Ballowe, Mr. Feldman, and Mr. Skilling, each of whom is an independent director. No member of the Compensation Committee or executive officer of the Company has, or during 2007 had, a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Executive Compensation

Summary Compensation Table
The following table sets forth the compensation paid to or earned by: (a) our President and Chief Executive Officer; (b) our Chief Accounting Officer; and (c) our three other most highly compensated executive officers in 2007.  It also shows compensation for two additional individuals who are no longer executives of the Company, but would otherwise have qualified for inclusion in the table because of their total compensation during 2007 (together, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Michael D. Pickett (2) Chairman, Chief Executive Officer and President	2007	$250,000	$-	$283,809	$-	$3,375	$537,184
	2006	$250,000	$-	$437,478	$-	$3,300	$690,778
	2005	$250,000	$-	$-	$-	$3,150	$253,150

Cameron S. Way (3) Chief Accounting Officer	2007	$136,250	$5,000	$16,332	$-	$2,044	$159,626
	2006	$129,090	$6,111	$28,759	$-	$2,028	$165,988
	2005	$109,388	$6,111	$-	$-	$1,732	$117,232

Irvine N. Alpert (4) Executive Vice President	2007	$180,000	$-	$53,727	$130,116	$3,375	$367,218
	2006	$180,000	$-	$88,849	$191,747	$3,300	$463,896
	2005	$180,000	$-	$-	$209,031	$3,150	$392,181

Michael S. Balsam (5) Vice President of Products and Services	2007	$165,000	$5,000	$62,535	$5,381	$2,556	$240,472
	2006	$163,179	$6,944	$57,788	$5,269	$2,631	$235,812
	2005	$124,369	$13,887	$-	$5,224	$2,152	$145,633

Eric T. Gillespie (6) Chief Information Officer	2007	$104,423	$5,000	$76,870	$-	$6,000	$192,293
	2006	$-	$-	$-	$-	$-	$-
	2005	$-	$-	$-	$-	$-	$-

Peter W. Noble (7) Former Senior Vice President of Sales	2007	$92,692	$-	$80,561	$20,000	$102,076	$295,328
	2006	$200,000	$25,000	$166,904	$25,000	$3,300	$420,204
	2005	$100,000	$-	$-	$-	$1,042	$101,042

Matthew S. Rowley (8) Former Chief Information Officer	2007	$90,449	$-	$30,436	$-	$91,338	$212,222
	2006	$170,000	$9,444	$49,252	$-	$2,692	$231,388
	2005	$170,000	$10,000	$-	$-	$2,700	$182,700

(1)
Amounts in the Option Awards column represent the dollar amount recognized in Onvia’s financial statements as non-cash stock-based compensation for the fiscal year, excluding the impact of estimated forfeitures.  Refer to Note 2 of the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of option awards.

(2)	Mr. Pickett’s annual base salary as of December 31, 2007 was $250,000. The 401(k) company matching contribution of $3,375 appears in the All Other Compensation column.
(3)
Mr. Way’s annual base salary as of December 31, 2007 was $145,000.  Onvia’s Board approved a one-time bonus of $5,000 for Mr. Way based on his 2007 performance.  This $5,000 bonus was not pre-established by the Board.  The 401(k) matching contribution of $2,044 appears in the All Other Compensation column.

(4)
Mr. Alpert’s annual base salary as of December 31, 2007 was $180,000.  Mr. Alpert’s non-equity incentive compensation in 2007 consists of $130,116 in sales commissions pursuant to his commission agreement with Onvia.  The 401(k) matching contribution of $3,375 appears in the All Other Compensation column.

(5)
Mr. Balsam’s annual base salary as of December 31, 2007 was $165,000.  Mr. Balsam’s non-equity incentive compensation in 2007 consists of $5,381 in sales commissions pursuant to his commission agreement with Onvia.  Onvia’s Board approved a one-time bonus of $5,000 for Mr. Balsam based on his 2007 performance.  This $5,000 bonus was not pre-established by the Board.  The 401(k) matching contribution of $2,556 appears in the All Other Compensation column.

(6)
Mr. Gillespie’s annual base salary as of December 31, 2007 was $180,000.  Onvia’s Board approved a one-time bonus of $5,000 for Mr. Gillespie based on his 2007 performance.  This $5,000 bonus was not pre-established by the Board.  The $6,000 included in the All Other Compensation column represents relocation expenses paid to Mr. Gillespie during 2007.

(7)
Mr. Noble’s annual salary as of May 16, 2007, the date of his termination of employment with Onvia, was $200,000.  Mr. Noble received severance payments totaling $102,076 comprised of $100,000 in base salary and $2,076 in medical and dental benefits upon his termination, which amounts are included in the All Other Compensation column.

(8)
Mr. Rowley’s annual salary as of May 31, 2007, the date of his termination of employment with Onvia, was $170,000.  Mr. Rowley received severance payments totaling $91,338 comprised of $85,000 in base salary and $6,338 in medical and dental benefits upon his termination, which amounts are included in the All Other Compensation column.

Other Compensatory Arrangements
The Named Executive Officers participate in medical, dental, life and disability insurance plans provided to all of our employees.

Grants of Plan Based Awards
The following table presents information regarding non-equity incentive awards and options granted to the Named Executive Officers during fiscal year 2007.  None of the target annual bonuses approved by the Compensation Committee were earned by the Named Executive Officers during 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
Michael D. Pickett		-	-	-	-	-	-
Cameron S. Way (1)	01/29/2007	-	$47,850	-	-	-	-
Irvine N. Alpert (2)	01/29/2007	-	$199,050	-	-	-	-
Michael S. Balsam (3)	01/29/2007	-	$61,450	-	-	-	-
	01/24/2007	-	-	-	4,000	$6.10	$13,481
	01/24/2007	-	-	-	4,000	$7.10	$12,550
	01/24/2007	-	-	-	4,000	$8.10	$11,735
	01/24/2007	-	-	-	4,000	$9.10	$11,013
	01/24/2007	-	-	-	4,000	$10.10	$10,370
Eric T. Gillespie (4)	05/11/2007	-	$59,400	-	-	-	-
	07/25/2007	-	-	-	20,000	$8.95	$84,663
	07/25/2007	-	-	-	20,000	$9.95	$79,009
	07/25/2007	-	-	-	20,000	$10.95	$73,916
	07/25/2007	-	-	-	20,000	$11.95	$69,309
	07/25/2007	-	-	-	20,000	$12.95	$65,129
Peter W. Noble (5)	01/29/2007	-	$20,000	-	-	-	-
Matthew S. Rowley (6)	01/29/2007	-	$56,100	-	-	-	-

(1)	Mr. Way's target non-equity incentive reflects the target annual bonus approved by the Compensation Committee on January 29, 2007 for fiscal year 2007.
(2)
Mr. Alpert's target non-equity incentive includes $179,050 in target annual incentives under his sales commission plan for fiscal year 2007, and $20,000 for his target annual bonus approved by the Compensation Committee on January 29, 2007 for fiscal year 2007.

(3)
Mr. Balsam's target non-equity incentive includes a target annual bonus of $54,450 and $7,000 in target annual incentives under his sales incentive plan, both of which were approved by the Compensation Committee on January 29, 2007 for fiscal year 2007.  The closing market price of Onvia's common stock on January 24, 2007, the grant date of Mr. Balsam's options, was $6.10.  Please refer to the discussion under "Long-Term Incentive Compensation" in the Compensation Discussion and Analysis section above for a discussion on the Compensation Committee's philosophy on granting premium-priced options.

(4)
Mr. Gillespie’s target non-equity incentive reflects the target annual bonus approved in Mr. Gillespie’s offer letter dated May 11, 2007 for fiscal year 2007.  This target annual bonus is pursuant to the annual bonus approved by the Compensation Committee on January 29, 2007.

(5)	Mr. Noble’s target non-equity incentive reflects the target annual bonus approved by the Compensation Committee on January 29, 2007 for fiscal year 2007.
(6)
Mr. Rowley’s target non-equity incentive reflects the target annual bonus approved by the Compensation Committee on January 29, 2007 for fiscal year 2007.  Upon Mr. Rowley's termination of employment with Onvia on May 31, 2007, and pursuant to his employment agreement with the Company, vesting on 4,000 options with an exercise price of $7.50 and 2,000 options with an exercise price of $8.17 were accelerated such that the awards were fully vested as of his termination date.  The total intrinsic value of the accelerated options was $3,760 on the date of acceleration.

Outstanding Equity Awards at Fiscal Year End
The following table presents information regarding the outstanding equity awards held by each Named Executive Officer at the end of fiscal year 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (1) (#) Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date
Michael D. Pickett (1)	4,000	-	$206.10	02/28/2010
	302,979	-	$2.66	08/14/2010
	370,000	230,000	$10.00	11/29/2014
Cameron S. Way (2)	1,134	-	$1.35	08/23/2009
	320	-	$21.73	11/01/2010
	4,376	-	$1.77	10/16/2011
	22,000	-	$2.55	01/31/2013
	18,500	11,500	$7.50	11/29/2014
Irvine N. Alpert (3)	15,375	-	$1.48	8/31/2011
	16,548	-	$1.48	2/22/2012
	30,000	-	$2.55	1/31/2013
	61,666	38,334	$7.50	11/29/2014
Michael S. Balsam (4)	11,300	-	$2.55	1/31/2013
	24,666	15,334	$7.50	11/29/2014
	17,500	12,500	$8.17	1/26/2015
	-	4,000	$6.10	1/24/2017
	-	4,000	$7.10	1/24/2017
	-	4,000	$8.10	1/24/2017
	-	4,000	$9.10	1/24/2017
	-	4,000	$10.10	1/24/2017
Eric T. Gillespie (5)	-	20,000	$8.95	7/25/2017
	-	20,000	$9.95	7/25/2017
	-	20,000	$10.95	7/25/2017
	-	20,000	$11.95	7/25/2017
	-	20,000	$12.95	7/25/2017
Peter W. Noble	-	-	-
Matthew S. Rowley	-	-	-

(1)
Mr. Pickett’s unexercisable options have a five year vesting schedule, with twenty percent vesting upon the first anniversary of the grant date and ratable monthly vesting thereafter until fully vested in November 2009.

(2)
Mr. Way’s unexercisable options have a five year vesting schedule, with twenty percent vesting upon the first anniversary of the grant date and ratable monthly vesting thereafter until fully vested in November 2009.

(3)	Mr. Alpert’s unexercisable options have a five year ratable monthly vesting schedule and will be fully vested in November 2009.
(4)
Mr. Balsam’s unexercisable options expiring in November 2014 and January 2015 have five year ratable monthly vesting schedules and will be fully vested in November 2009 and January 2010, respectively.  His unexercisable options expiring in January 2017 have a five year vesting schedule, with twenty percent vesting upon the first anniversary of the grant date and ratable monthly vesting thereafter until fully vested in January 2012.  Twenty percent of the options expiring in January 2017 became exercisable in January 2008.

(5)
Mr. Gillespie’s unexercisable options have a five year vesting schedule, with twenty percent vesting upon the first anniversary of the grant date and ratable monthly vesting thereafter until fully vested in January 2011.

Option Exercises
The following table presents information regarding the value realized by the Named Executive Officers upon the exercise of stock options.  Onvia does not currently grant stock awards, so vesting information for stock awards has been omitted from the table.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
Michael D. Pickett	-	-
Cameron S. Way	-	-
Irvine N. Alpert	-	-
Michael S. Balsam	1,700	$9,626
Eric T. Gillespie	-	-
Peter W. Noble	58,668	$123,666
Matthew S. Rowley	63,540	$231,756

(1)	Value realized represents the difference between the market value of the exercised options on the exercise date and the exercise price of the options.

Pension Benefits and Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans
Onvia does not offer any pension plans or any non-qualified deferred compensation plans. However, Onvia offers a defined contribution plan (401(k)) for all of its employees pursuant to which it offers a twenty five percent match, made in Onvia common stock, on employee contributions up to six percent of eligible employee earnings.

Potential Payments upon Termination or Change in Control
Each of our Named Executive Officers is entitled to certain payments and benefits in the event of a termination of employment or a change in control transaction.

Mr. Pickett and the Company entered into an employment agreement in March 2001.  Pursuant to this agreement, upon termination of Mr. Pickett’s employment by the Company without cause or by Mr. Pickett for good reason, Mr. Pickett will receive a lump sum payment of $250,000, twelve months of medical and dental insurance benefits, and accrued and unused personal time off, or PTO.  Upon a change in control transaction, fifty percent of the then-unvested options granted under the 1999 Plan to Mr. Pickett shall vest, and the remaining unvested options shall vest and become exercisable upon termination of Mr. Pickett’s employment by the Company (or its successor) without cause or by Mr. Pickett for good reason within twelve months after a change of control transaction.

Mr. Alpert and the Company entered into an employment agreement in February 2002.  Pursuant to this agreement, upon termination of Mr. Alpert’s employment by the Company without cause or by Mr. Alpert for good reason, Mr. Alpert shall receive six months of base salary, six months of medical and dental insurance benefits, and six months of accelerated vesting on unvested options.  Upon a change in control transaction, twenty-five percent of the then-unvested options granted to Mr. Alpert shall vest, and the remaining unvested options shall vest and become exercisable upon termination of Mr. Alpert’s employment by the Company (or its successor) without cause or by Mr. Alpert for good reason within twelve months after a change of control transaction.

Mr. Rowley and the Company entered into an employment agreement in September 2001.  Pursuant to this agreement, upon termination of Mr. Rowley’s employment with the Company without cause or by Mr. Rowley for good reason, Mr. Rowley was to receive six months of base salary and benefits, as well as six months of accelerated vesting of unvested options granted under the 1999 Plan.  Mr. Rowley’s employment with the Company terminated on May 31, 2007 and payments and option acceleration as provided by this agreement were granted at that time.

In a separate resolution, Onvia’s Board of Directors approved a severance package for Mr. Way.  Pursuant to that resolution, upon termination of Mr. Way’s employment by the Company for other than cause, or by Mr. Way for good reason, he will receive six months of base salary and accrued and unused PTO.

For the other Named Executive Officers, upon termination of his or her employment with the Company without cause or by the executive for good reason, the executive shall receive six months of base salary and six months of medical and dental insurance benefits.  Upon a change in control transaction, twenty five percent of the then unvested options granted to him or her shall vest and the remaining unvested options shall vest and become exercisable upon termination of his or her employment by the Company (or its successor) without cause or by him or her for good reason within twelve months after a change in control transaction.

Termination of employment for “cause” means: (i) any material and willful misconduct, fraud, or bad faith on the part of the executive in the performance of the executive’s duties as an employee of Onvia; (ii) the conviction of the executive of, or the entry of the executive of a plea of guilty or no contest to, any felony; (iii) the material breach by the executive of any provision in any material agreement between the executive and Onvia, if such breach is unremediated within 30 days after the executive receives written notice of such breach; (iv) the failure of the executive to comply with any lawful order or instruction of Onvia’s Board of Directors or its Chief Executive Officer within five days after written notice of such failure; or (v) the executive’s repeated and serious violations of the published and written rules or policies of Onvia.

Termination of employment by the executive for “good reason” means: (i) Onvia’s material breach of the terms of any employment agreement; (ii) the assignment to the executive of any duties that are substantially inconsistent with or materially diminish the executive’s position; (iii) a material reduction of the executive’s salary, or material adverse modifications to the stock options awarded to the executive, or material reduction in the executive’s total compensation hereunder; or (iv) a requirement that the executive be based at any office or location more than fifty miles from the executive’s primary work location.

Only terminations of employment by the Company without cause or by the Named Executive Officer for good reason will trigger the severance benefits described above and detailed in the table below.

Upon termination, and as a condition to the receipt of any severance payments or option acceleration, each Named Executive Officer must sign a release agreement and is subject to certain non-compete and non-solicitation provisions for one year from the termination date, as well as certain confidentiality and non-disparagement obligations, which last indefinitely.

The following table summarizes the potential payments to the Named Executive Officers upon termination unrelated to a change of control transaction assuming that the triggering event took place on December 31, 2007.

Name	Severance Pay ($)	Medical and Dental Benefits ($)	Accrued and Unpaid PTO ($)	Number of Accelerated Stock Options	Value of Accelerated Stock Options (1) ($)
Michael D. Pickett	$250,000	$3,469	$28,846	120,000	$-
Cameron S. Way	$72,500	$5,204	$15,649	-	$-
Irvine N. Alpert	$90,000	$5,204	$20,770	9,999	$10,899
Michael S. Balsam	$82,500	$5,204	$19,039	-	$-
Eric T. Gillespie	$90,000	$3,903	$5,961	-	$-
Peter W. Noble (2)	$100,000	$2,076	$16,922	-	$-
Matthew S. Rowley (3)	$85,000	$6,338	$19,615	6,000	$3,760

(1)
Value of accelerated stock options represents the difference between the market value of Onvia’s common stock of $8.59 on December 31, 2007 and the exercise price of the options for those options with exercise prices below $8.59.

(2)
Mr. Noble’s employment terminated on May 16, 2007.  He received severance payments totaling $102,076, comprised of $100,000 in base salary and $2,076 in medical and dental benefits, as well as accrued and unpaid PTO in the amount of $16,922 upon his termination.

(3)
Mr. Rowley’s employment terminated on May 31, 2007.  He received severance payments totaling $91,338, comprised of $85,000 in base salary and $6,338 in medical and dental benefits, as well as accrued and unpaid PTO in the amount of $19,615 upon his termination.  Mr. Rowley also received accelerated vesting on 6,000 stock options upon his termination.

The following table summarizes the potential payments to the Named Executive Officers upon termination related to a change of control transaction assuming that the triggering event took place on December 31, 2007.

Name	Severance Pay ($)	Medical and Dental Benefits ($)	Accrued and Unpaid PTO ($)	Number of Accelerated Stock Options	Value of Accelerated Stock Options (1) ($)
Michael D. Pickett	$250,000	$3,469	$28,846	230,000	$-
Cameron S. Way	$72,500	$5,204	$15,649	8,625	$9,401
Irvine N. Alpert	$90,000	$5,204	$20,770	20,000	$21,800
Michael S. Balsam	$82,500	$5,204	$19,039	35,876	$29,883
Eric T. Gillespie	$90,000	$3,903	$5,961	75,000	$-
Peter W. Noble	$-	$-	$-	-	$-
Matthew S. Rowley	$-	$-	$-	-	$-

(1)
Value of accelerated stock options represents the difference between the market value of Onvia’s common stock of $8.59 on December 31, 2007 and the exercise price of the options for those options with exercise prices below $8.59.

Director Compensation

General Description of Director Compensation
Every director of the Company receives an initial stock option grant to purchase 4,000 shares of our common stock under our 2000 Directors’ Stock Option Plan upon becoming a director, vesting over four years with a ten year term and with an exercise price equal to the fair market value as of the grant date. Each independent director receives an automatic annual stock option grant to purchase 1,000 shares of our common stock under our 2000 Directors’ Stock Option Plan on the date of each annual stockholders meeting, vesting 100% in twelve months, with a ten year term and with the exercise price equal to the fair market value as of the grant date. At the 2007 Annual Stockholders Meeting, Messrs.. Ballowe, Smith, Brill, Feldman, Skilling, and Brown each received an option to purchase 1,000 shares of our common stock under our 2000 Directors’ Stock Option Plan.

In addition, the Board of Directors has instituted a policy to compensate each director who is an independent director as follows: (i) $5,000 per quarter ($7,500 per quarter for the lead director) if such director attended every Board and committee meeting during such quarter or a prorated amount if all meetings during the requisite quarter were not attended; (ii) a stock option grant to purchase 18,750 shares of our common stock, vesting over four years with a ten year term and with an exercise price equal to the fair market value as of the grant date, under our Amended and Restated 1999 Stock Option Plan, or 1999 Plan, on the date on which such director first qualified as an independent director, followed by annual stock option grants to purchase 5,000 shares (10,000 shares for the lead director) of our common stock, vesting over four years with a ten year term and with an exercise price equal to the fair market value as of the grant date, under the 1999 Plan, on each anniversary date of the 18,750 share grant; and (iii) a stock option grant to purchase 15,000 shares of our common stock, vesting over five years with a ten year term and with the exercise price of $2.50 above the closing price as of the grant date, under the 1999 Plan, on the fifth anniversary date on which a director qualified as an independent director.  Messrs.. Ballowe, Smith, Brill, Feldman, and Skilling each received an annual stock option grant to purchase 5,000 shares under the 1999 Plan on their respective anniversary dates on which they qualified as independent directors. As the lead director, Mr. Brown received an annual stock option grant to purchase 10,000 shares under the 1999 Plan on his anniversary date.  Upon a change in control transaction, 25% of the then-unvested options granted under the 1999 Plan to directors shall vest.

All directors are reimbursed for out-of-pocket expenses incurred in connection with activities as directors, including attendance at Board of Directors and committee meetings.

The following table presents the compensation paid to or earned by Onvia’s directors in fiscal 2007.  Mr. Pickett is excluded from the below table because, except for his grant of 4,000 options under the Directors’ Plan in March 2000, he has not been compensated for his services as a director; his compensation as CEO and President is fully reflected in the Summary Compensation Table under the Executive Compensation caption of this Item.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jeffrey C. Ballowe (2)	$20,000	$31,514	$-	$10,000	$61,514
James L. Brill (3)	$20,000	$27,364	$-	$-	$47,364
Robert G. Brown (4)	$29,000	$33,690	$-	$-	$62,690
Roger L. Feldman (5)	$19,000	$27,364	$-	$-	$46,364
D. Van Skilling (6)	$20,000	$24,857	$-	$-	$44,857
Steven D. Smith (7)	$19,000	$24,383	$-	$-	$43,383

(1)
Amounts in the Option Awards column represent the dollar amount recognized in Onvia’s financial statements as non-cash stock-based compensation for the fiscal year, excluding the impact of estimated forfeitures.

(2)
Mr. Ballowe received compensation of $20,000, 5,000 stock options under the 1999 Plan, and 1,000 stock options under the Directors’ Plan for his Board and committee service in 2007.  Mr. Ballowe also received $10,000 and 2,500 stock options under the 1999 Plan as compensation for advisory services provided under an agreement with Onvia.  The advisory fees were approved by both the Audit Committee and the Board on October 25, 2006.

(3)	Mr. Brill received compensation of $20,000, 5,000 stock options under the 1999 Plan, and 1,000 stock options under the Directors’ Plan for his Board and committee service in 2007.
(4)
Mr. Brown received compensation of $29,000, 10,000 stock options under the 1999 Plan, and 1,000 stock options under the Directors’ Plan for his role as the lead director and his committee service in 2007.

(5)	Mr. Feldman received compensation of $19,000, 5,000 stock options under the 1999 Plan, and 1,000 stock options under the Directors’ Plan for his Board and committee service in 2007.
(6)	Mr. Skilling received compensation of $20,000, 5,000 stock options under the 1999 Plan, and 1,000 stock options under the Directors’ Plan for his Board and committee service in 2007.
(7)	Mr. Smith received compensation of $19,000, 5,000 stock options under the 1999 Plan, and 1,000 stock options under the Directors’ Plan for his Board and committee service in 2007.

Grant Date Fair Value of Options Granted
The following table presents the grant date fair value of options granted to each director during 2007.  Mr. Pickett is excluded from the below table because he did not receive any option awards in 2007 and his information is fully reflected in the Grants of Plan Based Awards table under the Executive Compensation caption of this Item.

Name	Grant Date Fair Value of Option Awards ($)
Jeffrey C. Ballowe	$24,988
James L. Brill	$16,859
Robert G. Brown	$35,079
Roger L. Feldman	$16,859
D. Van Skilling	$19,710
Steven D. Smith	$16,859

Aggregate Number of Outstanding Options at Fiscal Year End
The following table presents the aggregate number of outstanding options held by each director as of December 31, 2007.  Mr. Pickett is excluded from the below table because his outstanding options are fully reflected in the Outstanding Awards at Fiscal Year End table under the Executive Compensation caption of this Item.  4,000 of Mr. Pickett's outstanding options were granted to him on March 1, 2000 as director compensation.  His remaining options were granted for his roles as Chief Executive Officer and President.

Name	Aggregate Options Outstanding (#)
Jeffrey C. Ballowe	38,501
James L. Brill	40,750
Robert G. Brown	50,750
Roger L. Feldman	40,750
D. Van Skilling	40,750
Steven D. Smith	49,750

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Onvia currently maintains three compensation plans that provide for the issuance of its common stock to officers, directors, employees, and consultants.  Onvia also has outstanding warrants issued in 1999 for subordinated debt, which was paid off in 2002.  The compensation plans consist of the 1999 Stock Option Plan, or 1999 Plan, the 2000 Directors’ Stock Option Plan, or Directors’ Plan, and the 2000 Employee Stock Purchase Plan, or ESPP, all of which have been approved by stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 1999 Plan, the Directors’ Plan, the ESPP, and the warrants as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Amended and Restated 1999 Stock Option Plan	1,799,563	$7.30	264,425
2000 Directors' Stock Option Plan	48,000	55.38	6,000
Employee Stock Purchase Plan	-	N/A	386,298
Warrants issued for debt financing	49,941	9.00	-
Total	1,897,504	$8.56	656,723

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2008, certain information with respect to the beneficial ownership of Onvia’s common stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its common stock; (ii) each of its directors; (iii) the Named Executive Officers identified in the 2007 Summary Compensation Table; and (iv) all executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (3)

Asamara, LLC (4)	1,598,239	19.45%
Nadel and Gussman
James F. Adelson
Stephen J. Heyman
15 East 5th Street, 32nd Floor
Tulsa, OK 74103

Federated Investors, Inc. (5)	823,539	10.02%
Voting Shares Irrevocable Trust
John F. Donahue
Rhodora J. Donahue
J. Christopher Donahue
Federated Investors Tower
1001 Liberty Avenue
Pittsburgh, PA 15222-3779

Michael D. Pickett, Director, CEO and President (6)	856,825	9.59%
509 Olive Way, Suite 400
Seattle, WA 98101

Diker Management, LLC (7)	765,493	9.31%
Diker GP, LLC
Charles M. Diker
Mark N. Diker
745 Fifth Avenue, Suite 1409
New York, NY 10151

Roger Feldman, Director (8) (9)	705,530	8.55%
1919 Pennsylvania Avenue NW, Suite 725
Washington, DC 20006

Harvey Hanerfeld (8) (10)	676,802	8.23%
1919 Pennsylvania Avenue NW, Suite 725
Washington, DC 20006

Burnham Asset Management Corporation (11)	518,000	6.30%
Burnham Securities, Inc.
1325 Avenue of the Americas
New York, NY 10019

Irvine N. Alpert, Executive Vice President (12)	137,045	1.64%

Jeffrey C. Ballowe, Director (13)	98,075	1.19%

Michael S. Balsam, Vice President of Products and Services (14)	68,550	*

Cameron S. Way, Chief Accounting Officer (15)	54,269	*

James Brill, Director (16)	46,208	*

Steven D. Smith, Director (17)	45,000	*

D. Van Skilling, Director (18)	37,771	*

Robert G. Brown, Director (19)	37,576	*

Eric T. Gillespie, Chief Information Officer	-	*

All directors and officers as a group (12 persons) (20)	2,087,848	22.29%

* Less than 1%
(1)
Except as otherwise indicated, the persons or entities named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information in the footnotes to this table.

(2)
Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options, warrants, or other convertible securities.

(3)
Calculated on the basis of 8,218,780 shares of common stock outstanding as of March 1, 2008, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 1, 2008 are deemed to be outstanding for the purpose of calculating that stockholder’s beneficial ownership.

(4)
According to Schedule 13D filed on June 17, 2005.  Asamara, LLC has sole voting and dispositive power over 1,236,481 shares.  Nadel and Gussman Energy, LLC has sole voting and dispositive power over 361,758 shares.  James F. Adelson and Stephen J. Heyman are managers of Asamara, LLC and Nadel and Gussman Energy, LLC.  Mr. Adelson and Mr. Heyman are reported to have shared voting and dispositive power over 1,598,239 shares.

(5)
According to Schedule 13G/A filed on February 13, 2008.  Federated Investors, Inc. is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp., which act as investment advisers to various registered investment companies and separate accounts that own shares of Onvia common stock. All of the outstanding voting stock of Federated Investors, Inc. is held in the Voting Shares Irrevocable Trust for which John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue act as trustees.

(6)
Includes 138,234 shares of common stock, 1,613 shares of common stock held in the Onvia Unitized Stock Fund, or Unitized Fund, under the Onvia, Inc. Savings and Retirement Plan, or 401(k) Plan, 712,978 shares issuable upon exercise of options granted to Mr. Pickett under the 1999 Plan, and 4,000 shares issuable upon exercise of options granted to Mr. Pickett under the Directors’ Plan, all of which are exercisable within 60 days of March 1, 2008.

(7)
According to Schedule 13G/A filed on February 12, 2008.  Diker GP, LLC, is the general partner of Diker Value-Tech Fund, LP, Diker Value Tech QP Fund, LP, Diker Micro-Value Fund, LP, Diker Micro-Value QP Fund, LP, Diker-Value QP Fund, LP, Diker Micro and Small Cap Fund, LP, and Diker M&S Cap Master, Ltd. (collectively, the “Diker Funds”), and beneficially owns 699,060 shares.  Diker Management, LLC is the investment manager of Diker Funds, and beneficially owns 765,493 shares.  Charles M. Diker and Mark N. Diker are the managing members of Diker GP, LLC and Diker Management, LLC, and beneficially own 765,493 shares.

(8)
Mr. Feldman and Mr. Hanerfeld are the sole managing members of West Creek Capital, LLC, which is the investment adviser to West Creek Partners Fund L.P., or Partners Fund, which owns 407,502 shares and Cumberland Investment Partners LLC, or Cumberland, which owns 247,070 shares according to Schedule 13G/A filed on February 12, 2008.  Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the shares owned by the Partners Fund and Cumberland.

(9)
Mr. Feldman’s beneficial ownership includes 407,502 shares owned by the Partner’s Fund, 247,070 shares owned by Cumberland, 14,750 shares personally owned by Mr. Feldman, 30,208 shares issuable upon exercise of options granted to Mr. Feldman under the 1999 Plan, and 6,000 shares issuable upon exercise of options granted to Mr. Feldman under the Directors’ Plan, all of which are exercisable within 60 days of March 1, 2008.

(10)	Mr. Hanerfeld’s beneficial ownership includes 407,502 shares owned by the Partner’s Fund, 247,070 shares owned by Cumberland, and 22,230 shares personally owned by Mr. Hanerfeld.
(11)
According to Schedule 13G filed on January 25, 2008.  Burnham Asset Management Corporation serves as the investment manager for Burnham Securities, Inc. and has dispositive authority over 518,000 beneficially owned shares.  Burnham Securities, Inc. is a registered broker-dealer with a number of discretionary accounts with respect to which it has dispositive authority over 78,000 beneficially owned shares.

(12)
Includes 5,177 shares of common stock, 1,613 shares of common stock held in the Unitized Fund under the Onvia 401(k) Plan, and 130,255 shares issuable upon exercise of options granted to Mr. Alpert under the 1999 Plan, all of which are exercisable within 60 days of March 1, 2008.

(13)
Includes 78,699 shares of common stock, 15,376 shares issuable upon exercise of options granted under the 1999 Plan, and 4,000 shares issuable upon exercise of options granted to Mr. Ballowe under the Directors’ Plan, all of which are exercisable within 60 days of March 1, 2008.

(14)
Includes 4,214 shares of common stock, 1,202 shares of common stock held in the Unitized Fund under the Onvia 401(k) Plan, and 63,134 shares issuable upon exercise of options granted under the 1999 Plan, which are exercisable within 60 days of March 1, 2008.

(15)
Includes 4,991 shares of common stock, 948 shares of common stock held in the Unitized Fund under the Onvia 401(k) Plan, and 48,330 shares issuable upon exercise of options granted under the 1999 Plan, which are exercisable within 60 days of March 1, 2008.

(16)
Includes 10,000 shares of common stock, 30,208 shares issuable upon exercise of options granted under the 1999 Plan, and 6,000 shares issuable upon exercise of options granted under the Directors’ Plan, all of which are exercisable within 60 days of March 1, 2008.

(17)
Includes 35,000 shares issuable upon exercise of options granted under the 1999 Plan and 10,000 shares issuable upon exercise of options granted under the Directors’ Plan, all of which are exercisable within 60 days of March 1, 2008.

(18)
Includes 11,966 shares of common stock, 20,805 shares issuable upon exercise of options granted under the 1999 Plan, and 5,000 shares issuable upon exercise of options granted under the Directors’ Plan, all of which are exercisable within 60 days of March 1, 2008.

(19)
Includes 10,000 shares of common stock, 22,576 shares issuable upon exercise of options granted under the 1999 Plan, and 5,000 shares issuable upon exercise of options granted under the Directors’ Plan, all of which are exercisable within 60 days of March 1, 2008.

(20)	Includes 1,148,870 shares of common stock subject to options exercisable within 60 days of March 1, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In accordance with Onvia’s Audit Committee charter, the Company’s Audit Committee is responsible for reviewing and approving the terms and conditions of all related person transactions.  There were no such reportable transactions during 2007. Although Onvia has not entered into any financial transactions with any immediate family member of a director or executive officer of the Company, if it were to do so, any such material financial transaction must be approved by its Audit Committee prior to the Company entering into such transaction.  A report is made to Onvia’s Audit Committee annually disclosing all related persons that are employed by the Company and related persons that are employed by other companies that Onvia had a material relationship with during that year, if any.  Onvia’s Audit Committee also reviews and approves its annual report and the information contained herein.

Determination of Director Independence

After review and consideration of the applicable legal standards for director independence, the Board of Directors determined that each of the following directors is an “independent director” as defined by the Nasdaq Marketplace Rules:

Jeffrey C. Ballowe
James L. Brill
Robert G. Brown
Roger L. Feldman
D. Van Skilling
Steven D. Smith

These directors are referred to as “independent directors” in this Report.  The Board of Directors has also determined that each member of the three committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by NASDAQ, the SEC and/or the Internal Revenue Service.  The Board of Directors has further determined that Mr. Brill, a member of the Audit Committee, is an “Audit Committee Financial Expert,” as such term is defined in applicable SEC rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche served as our independent registered public accounting firm in 2007 and 2006.  Audit and audit-related fees aggregated $273,000 and $229,490 for the years ended December 31, 2007 and 2006, respectively and were composed of the following:

Audit Fees

The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for reviews of the Company’s financial statements included in the Company’s quarterly Reports on Form 10-Q during those fiscal years were $247,000 and $203,500, respectively.

Audit-Related Fees

The aggregate fees billed for audit related services for the fiscal years ended December 31, 2007 and 2006 were $0 and $7,340, respectively. These fees related to services in conjunction with discussions on internal controls over financial reporting as it pertains to Sarbanes-Oxley Section 404.

Tax Fees

The aggregate fees billed for tax services for the fiscal years ended December 31, 2007 and 2006 were $26,000 and $18,650, respectively. These fees relate to various tax compliance and consulting services for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

There were no other fees that were not included above for the fiscal years ended December 31, 2007 and 2006.

The Audit Committee’s charter provides that it shall pre-approve all audit and non-audit services. Our Audit Committee pre-approved all services provided by our auditor in 2007. The Audit Committee of the Board of Directors has considered the role of Deloitte & Touche in providing non-audit services to the Company and has concluded that such services are compatible with Deloitte & Touche’s independence as our auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedule:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

 [Missing Graphic Reference]
Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2005	$62,917	$27,705	$(46,225)	$44,397
Year Ended December 31, 2006	44,397	42,505	(38,745)	48,157
Year Ended December 31, 2007	$48,157	$38,501	$(34,515)	$52,143

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

10.1*	Amended and Restated 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2005, filed on March 31, 2006)

10.2*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2004, filed on March 25, 2005)

10.3*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4*	2000 Employee Stock Purchase Plan (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.5*	2000 Directors’ Stock Option Plan (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.6*
Third Amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 6, 2002)

10.7*
Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.8*
Employment Agreement with Matthew S. Rowley dated September 24, 2001 (incorporated by reference to Exhibit 10.5 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.9*	Separation Agreement with Matthew S. Rowley dated May 31, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 10-Q for the period ended June 30, 2007, filed on August 13, 2007)

10.10*	Separation Agreement with Peter Noble dated May 16, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 10-Q for the period ended June 30, 2007, filed on August 13, 2007)

10.11
Medical Dental Building Lease Agreement between Onvia and GRE 509 Olive LLC, dated July 31, 2007 (incorporated by reference to Exhibit 10.12 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.12
Stage III Tri-Party Agreement between Onvia, Blume Yale Limited Partnership and the Bill and Melinda Gates Foundation, dated July 27, 2007 (incorporated by reference to Exhibit 10.13 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.13
Termination of Lease Agreement between Onvia and Blume Yale Limited Partnership, dated July 27, 2007 (incorporated by reference to Exhibit 10.14 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.14
Agreement between Onvia and the Bill and Melinda Gates Foundation, dated July 31, 2007 (incorporated by reference to Exhibit 10.15 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.15*++	2007 Management Incentive Plan

23.1++	Consent of Deloitte & Touche LLP

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

*           Executive Compensation Plan or Agreement
++           Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 2008.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Michael D. Pickett and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2007, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL D. PICKETT Michael D. Pickett	Chairman of the Board, Chief Executive Officer and President	March 31, 2008

/S/ CAMERON S. WAY Cameron S. Way	Chief Accounting Officer	March 31, 2008

/S/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 31, 2008

/S/ JAMES L. BRILL James L. Brill	Director	March 31, 2008

/S/ ROBERT G. BROWN Robert G. Brown	Director	March 31, 2008

/S/ ROGER L. FELDMAN Roger L. Feldman	Director	March 31, 2008

/S/ D. VAN SKILLING D. Van Skilling	Director	March 31, 2008

/S/ STEVEN D. SMITH Steven D. Smith	Director	March 31, 2008