Form 10-Q
period 2008-03-31
ONVIA INC
filed 2008-05-13
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Address of principal executive offices, including zip code)

Former address: 1260 Mercer Street, Seattle, Washington 98109

Registrant's telephone number, including area code: (206) 282-5170

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes    [X] No

Common stock, par value $.0001 per share: 8,219,380 shares outstanding as of April 30, 2008.

ONVIA, INC.

INDEX

PART I. FINANCIAL INFORMATION	1
Item 1. Unaudited Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets (Unaudited)	1
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss) (Unaudited)	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes To Condensed Consolidated Financial Statements (Unaudited)	4
1. Basis of Presentation	4
2. Use of Estimates	4
3. Stock-Based Compensation and Stock Option Activity	4
4. Net Loss per Share	6
5. Prepaid Expenses and Other Current Assets	6
6. Other Assets	6
7. Property and Equipment	6
8. Accrued Expenses	7
9. Interest and Other Income, net	7
10. New Accounting Pronouncements	7
11. Commitments and Contingencies	8
12. Provision for Income Taxes	11
13. Security Deposits	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Company Overview	12
Executive Summary of Operations and Financial Position	17
Seasonality	18
Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006	19
Critical Accounting Policies and Management Estimates	21
Contractual Obligations	23
Liquidity and Capital Resources	23
Recent Accounting Pronouncements	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	25
Item 4(T). Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	30
SIGNATURES	32

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,291	$14,301
Accounts receivable, net of allowance for doubtful accounts of $43 and $52	1,080	1,393
Prepaid expenses and other current assets	792	549
Reimbursable tenant improvements	607	2,663
Security deposits, current portion	134	3,500

Total current assets	19,904	22,406

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $3,009 and $6,209	1,619	957
Security deposits, net of current portion	404	538
Other assets, net	2,292	1,840

Total long term assets	4,315	3,335

TOTAL ASSETS	$24,219	$25,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,445	$2,220
Accrued expenses	1,141	1,335
Obligations under capital leases, current portion	116	113
Unearned revenue, current portion	8,603	9,096
Deferred rent, current portion	15	3

Total current liabilities	11,320	12,767

LONG TERM LIABILITIES:
Obligations under capital leases, net of current portion	58	89
Unearned revenue, net of current portion	282	342
Deferred rent, net of current portion	470	279

Total long term liabilities	810	710

TOTAL LIABILITIES	12,130	13,477

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,227,161 and 8,224,383 shares issued; and 8,219,080 and 8,207,465 outstanding	1	1
Treasury stock, at cost: 8,081 and 16,918 shares	(40)	(83)
Additional paid in capital	351,495	351,268
Accumulated deficit	(339,367)	(338,922)

Total stockholders’ equity	12,089	12,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,219	$25,741
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$4,543	$4,192
Content license	526	572
Management information reports	222	24
Other	56	64

Total revenue	5,347	4,852

Cost of revenue	1,036	832

Gross margin	4,311	4,020

Operating expenses:
Sales and marketing	2,725	3,081
Technology and development	1,113	1,235
General and administrative	1,093	957

Total operating expenses	4,931	5,273

Loss from operations	(620)	(1,253)
Interest and other income, net	175	242

Net loss	$(445)	$(1,011)

Unrealized gain on available-for-sale securities	-	1

Comprehensive loss	$(445)	$(1,010)

Basic and diluted net loss per common share	$(0.05)	$(0.13)

Basic and diluted weighted average shares outstanding	8,208	7,988
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(445)	$(1,011)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	311	301
Loss on sale of property and equipment	-	7
Stock-based compensation	216	227
Change in operating assets and liabilities:
Accounts receivable	313	127
Prepaid expenses and other current assets	(243)	(141)
Other assets	5	1
Accounts payable	(775)	(41)
Accrued expenses	(154)	216
Idle lease accrual	-	(288)
Unearned revenue	(553)	1,003
Deferred rent	203	(6)

Net cash (used in) / provided by operating activities	(1,122)	395

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(848)	(23)
Proceeds from sales of property and equipment	3	-
Additions to internal use software	(581)	(42)
Purchases of investments	-	(1,255)
Maturities of investments	-	2,504
Return of security deposits	3,500	-
Cash received for reimbursable tenant improvements	2,056	-

Net cash provided by investing activities	4,130	1,184

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(28)	-
Proceeds from exercise of stock options	10	295

Net cash (used in) / provided by financing activities	(18)	295

Net increase in cash and cash equivalents	2,990	1,874

Cash and cash equivalents, beginning of period	14,301	8,430

Cash and cash equivalents, end of period	$17,291	$10,304

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$-	$(1)
Issuance of treasury stock for 401K matching contribution	(69)	(83)
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three month periods ended March 31, 2008 or 2007.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation and the allowance for doubtful accounts.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from the Company’s estimates. In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of sales	$8	$4
Sales and marketing	69	90
Technology and development	49	15
General and administrative	90	118

Total stock-based compensation	$216	$227

Since Onvia has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.67%	4.48%
Expected volatility	41%	47%
Dividends	0%	0%
Expected life (in years)	5.2	4.6

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. No purchase periods commenced during the three months ended March 31, 2008 or 2007.

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three months ended March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2008	1,847,563	$8.55
Options granted	95,000	9.35
Options exercised	(2,778)	3.46
Options forfeited and cancelled	(3,317)	9.49
Total options outstanding at March 31, 2008	1,936,468	8.59	6.36	$2,098,555

Options exercisable at March 31, 2008	1,216,846	$8.28	5.33	$2,031,026
Options vested and expected to vest at March 31, 2008	1,797,702	$8.56	6.23	$2,084,215
(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $6.44 at March 31, 2008 for options that were in-the-money at March 31, 2008.  The number of in-the-money options outstanding and exercisable at March 31, 2008 was 693,413 and 620,811, respectively.

The weighted average grant date fair value of options granted during the three month periods ended March 31, 2008 and 2007 was $2.53 and $2.30 per option, respectively.

As of March 31, 2008, there was approximately $1.0 million of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.5 years.

During the three months ended March 31, 2008 and 2007, approximately $10,000 and $295,000, respectively, was received for exercises of stock options.

4.	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is calculated by dividing the net loss per share by the weighted average number of shares of common stock outstanding for the period plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted net loss per share are identical because inclusion of potentially dilutive common shares would be antidilutive.

For the three months ended March 31, 2008 and 2007, options and warrants to purchase approximately 2.0 million and 2.1 million shares, respectively, of common stock are excluded from the calculation because they would have been antidilutive since Onvia was in a net loss position in those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Prepaid expenses	$760	$511
Interest and other receivable	26	32
Other	6	6
	$792	$549

6.	Other Assets

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Internal use software	$3,498	$2,917
Accumulated amortization of internal use software	(1,208)	(1,079)
Long-term portion of prepaid software licenses	2	2
	$2,292	$1,840

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Computer equipment	$2,633	$2,757
Software	993	1,074
Furniture and fixtures	542	531
Leasehold improvements	460	2,804

Total property and equipment	4,628	7,166

Less accumulated depreciation and amortization	(3,009)	(6,209)

Net book value	$1,619	$957

Property and equipment includes $222,000 of property financed under capitalized leases as of March 31, 2008 and December 31, 2007, respectively.

In January 2008 Onvia disposed of $2.8 million of leasehold improvements at its former corporate headquarters building in conjunction with the Company’s relocation to its new corporate office.  Depreciation on these leasehold improvements was accelerated in 2007 such that the assets were fully depreciated as of December 31, 2007 so there was no gain or loss associated with the disposals.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Payroll and related liabilities	$898	$1,143
Accrued professional fees	179	112
State income and other taxes payable	64	80
	$1,141	$1,335

9.	Interest and Other Income, net

Net interest and other income consists of the following for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Interest income	$180	$248
Interest expense	(6)	-
Other income / (expense)	1	(6)
	$175	$242

10.	New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This FSP is effective for financial statements issued for fiscal years or interim periods beginning after December 15, 2008.  Onvia does not currently hold any intangible assets that would be affected by this FSP and, as such, the adoption of this FSP is not expected to have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, or FAS 161.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Onvia does not currently hold any derivative instruments and is not involved in any hedging activities at March 31, 2008 and, as such, the adoption of this Statement is not expected to have a material impact on its financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007 and, therefore, was adopted in January 2008. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or FAS 157.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements.  This Statement is effective for fiscal years beginning after November 15, 2007 and, therefore, was adopted in January 2008.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of FAS 157 with respect to financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.  The Company has not yet determined the impact of adoption of FAS 157 with respect to non-financial assets and liabilities.

In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, Accounting for Leases, or FAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13.  This FSP is effective upon initial adoption of FAS 157. Adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

11.	Commitments and Contingencies

Operating Leases
Onvia was released from its non-cancellable operating lease on its former corporate headquarters building effective January 11, 2008.  Onvia has a new non-cancellable operating lease for its current office space, which expires in October 2015.  Rent is abated for the first nine months of the new office lease; however, rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

As of March 31, 2008, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

Remainder of 2008	$178	$15	$193
2009	1,002	19	1,021
2010	1,032	-	1,032
2011	1,062	-	1,062
2012	1,093	-	1,093
Thereafter	3,279	-	3,279

	$7,646	$34	$7,680

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31 (in thousands):

	Capital Leases
	Principal	Interest	Total
Remainder of 2008	$86	$14	$100
2009	82	6	88
2010	6	1	7
Thereafter	-	-	-

	$174	$21	$195

Purchase Obligations
Onvia has non-cancellable purchase obligations for marketing services, co-location hosting arrangements, software development agreements and third party content agreements. The current agreements expire in dates ranging from 2007 to 2010.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2008	$405
2009	302
2010	191
$898

Legal Proceedings

Class Action Securities Litigation
In 2001, five securities class action suits were filed against Onvia, certain former executive officers, and the lead underwriter of Onvia’s Initial Public Offering, or IPO, Credit Suisse First Boston.  The suits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000.  In 2002, a consolidated complaint was filed.  The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering.  The complaint sought an undisclosed amount of damages, as well as attorneys’ fees.  This action is being coordinated with approximately 300 other nearly identical actions filed against other companies.

On December 5, 2006, the Court of Appeals for the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Onvia.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.   On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants.  On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  Onvia is awaiting a decision from the Court on the class certification motion.

Due to the inherent uncertainties of litigation, Onvia cannot accurately predict the ultimate outcome of this matter.  If Onvia is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.  Accordingly, the Company has not recorded a contingent liability.

On October 2, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co., and Bank of America Corporation, the lead underwriters of the Company’s initial public offering in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934.  The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of the Company’s IPO on March 2, 2000, through at least February 28, 2001.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any short-swing profits obtained by them in violation of Section 16(b).  Onvia was named as a nominal defendant in the action, but has no liability for the asserted claims.  No directors or officers of the Company are named as defendants in this action.  On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs.  On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  At the initial status hearing on April 28, 2008, the Judge set the following briefing schedule on any motions to dismiss: (i) all motions to dismiss shall be filed by July 25, 2008; (ii) all responses in opposition to such motions shall be filed by September 8, 2008; and (iii) all replies in support of the motions to dismiss shall be filed by October 23, 2008. The Judge also stayed discovery pursuant to the Private Securities Litigation Reform Act until he rules on all motions to dismiss. The Company has waived service and anticipates filing a motion to dismiss pursuant to the Court's briefing schedule.  The Company does not believe that the outcome of this litigation will have a material adverse impact on its consolidated financial position or results of operations.

Potential Future Litigation
In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

12.	Provision for Income Taxes

Onvia has incurred net operating losses, or NOLs, from its inception through March 31, 2008, with the exception of the third quarter of 2007.  Because of this history of net operating losses Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

Utilization of the NOL carryforwards to offset future taxable income and tax, respectively, may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

13.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which will be reduced annually on a straight-line basis over a four year period beginning with the first anniversary of the commencement date of the lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Forward-looking information contained in this Report is subject to risk and uncertainty.

We have made forward-looking statements in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have tried, wherever possible, to identify such statements by using words such as “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects.  We believe it is important to communicate our expectations to investors.  However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions, changes in the information and internet services industries, and changes in our business strategies.   Readers should bear this in mind as they consider forward-looking statements.  Additional information that may impact these forward-looking statements is included in “Part II - Item 1A - Risk Factors” and elsewhere in this Report, and in “Part I – Item 1A – Risk Factors” in our 2007 Annual Report on Form 10-K.  We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers are advised, however, to consult any further disclosures we make on related subjects in reports we file from time to time with the Securities and Exchange Commission, or SEC.

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

Many companies react to business opportunities instead of proactively and intelligently pursuing the best prospects for their products and services.  Our business solutions help clients more effectively target federal, state, local and educational purchasing entities, and as of February 2008, our solutions include in-depth analysis on early stage commercial and residential infrastructure projects.  Our business solutions allow clients to track their competitors, analyze market trends, and identify new market opportunities to stay ahead of market changes.  Our clients can leverage our database to identify prospects, establish alerts for upcoming contracting opportunities, review history on public and private infrastructure projects, and research government agencies and private sector businesses to effectively establish and maintain lucrative business relationships.

Our proprietary database, Onvia Dominion®, has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within the Onvia Dominion® database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 4.6 million procurement related records connected to over 275,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 86,000 current and historical opportunities covering activity within the top 76 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Advances in technology, broad use of the Internet by government agencies, and the diligent work of our research team to collect and classify this information have enabled us to make the same high-value sales intelligence affordable to businesses of all sizes.

Our revenues are currently generated from three main business channels: client subscriptions, content licenses, and management information reports.  Contracts for our subscription-based services are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased and, with respect to certain products, the number of users or number of records purchased.

Revenue from content licenses is generated from clients who resell our business intelligence data to their customers.  Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements generally have a higher annual contract value than our subscription-based services.  Revenue from content license agreements is recognized ratably over the term of the agreement.

Revenue from fees charged for management information reports is recognized upon delivery of the report to the client.  Pricing for management information reports is generally based on one or a combination of the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery.

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

Public sector opportunities are difficult to prequalify for most businesses.  Often, revenue opportunities are included within the specification documents behind the request for proposal, or RFP, and request for quote, or RFQ, documents.  Without tools to quickly identify the pertinent information, businesses must read the entire documents to determine if there are opportunities relevant to their business.  Our comprehensive database contains much of this information on both a historical and real-time basis and thousands of records are added to our database each day.  Much of the information in our database is linked, so clients can quickly research information relevant to a particular project in one centralized location.  Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others.  Using our database and tools, our clients spend less time on research and more time preparing winning proposals, establishing relationships, and executing contracts.

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

Subscribers to Onvia Business Builder receive customized daily email notifications about relevant business opportunities focused on the verticals described above and associated around four key data hubs; project history, agency research, agency buyer research, and competitor research.   The association of each record makes it possible to evaluate purchasing trends by agency and by agency buyer and identify or evaluate potential competitors.

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

Onvia Navigator
Onvia Navigator is our database research tool, which allows clients to easily identify market opportunities within our proprietary database and search the contents of the related specification documents. Onvia Navigator enables users to focus their research in many ways, including by procurement types, submittal dates, contract locations, agencies and contract values. Once the desired results are identified using Onvia Navigator, clients can employ Onvia Business Builder to provide detailed information on the search results.

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

Onvia Planning and Construction
Onvia Planning and Construction provides early stage project information on commercial and residential development projects.  This market intelligence solution is comprehensive, covering the top 76 metropolitan areas within the U.S.  Our database of over 86,000 commercial and residential records provides a detailed overview of the commercial and residential marketplace.  This market intelligence can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, Onvia Planning and Construction helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inbox.  Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

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

·	Market Opportunity Reports – Provides vital market intelligence needed for strategic planning and marketing, such as:
o	Year-over-year growth rates by market or category to help understand buying trends;
o	Market growth rates to assist in business planning;
o	Distribution of state and local opportunities by sales territory to help allocate resources;
o	Competitive analysis; and
o	Seasonality and buying trends.
·
Winning Proposals Library – Compare and contrast winning proposals submitted by competing firms in order to gain valuable competitive insights.  Provides insight into how other companies position their qualifications and personnel, structure and format persuasive proposals, incorporate supporting materials, price goods and services, and differentiate themselves from their competitors.

Executive Summary of Operations and Financial Position

For the quarter ended March 31, 2008, revenue was $5.3 million compared to $4.9 million in the first quarter of 2007, an increase of 10%.  Revenue increased due to increases in annual contract value per client and increased sales of management information reports.  Our revenue growth rates began to slow in the fourth quarter of 2007 due to our smaller acquisition sales force and lack of significant new product launches.  We believe our growth rates were further impacted in the first quarter of 2008 as a result of our acquisition sales force remaining below planned headcount and because of changes we made to redirect our sales team’s focus to building a pipeline for our new Onvia Planning and Construction product and transferring our first year clients to new account managers.  The combination of these decisions, while positive for our future, had a negative impact on client retention during the first quarter of 2008.  We are taking action to accelerate our growth rates and improve our first year client retention rates by increasing our investment in lead generating marketing programs and increasing the size of our acquisition sales force.  We will continue to focus our sales force on accelerating adoption of Onvia Planning and Construction across our new and existing client base and on employing tactics to return first year client retention rates to planned levels.

Our net loss improved to $445,000, or $0.05 per share, in the first quarter of 2008 compared to a net loss of $1.0 million, or $0.13 per share, in the first quarter of 2007.  The improvement in net loss resulted from the containment of operating costs and increased revenue compared to the same period in 2007.  We used $1.1 million of operating cash flow in the first three months of 2008, compared to $395,000 provided by operations for the prior year period.  The change to net cash used in operating activities from net cash provided by operating activities was primarily attributable to a decrease in cash collected for prepaid subscriptions in the first quarter of 2008 compared to the first quarter of 2007 because of a planned reduction in early renewals in 2008, and an increase in vendor payments associated with our office relocation and prepaid software licenses.  We do not expect to incur significant fees associated with our move in future quarters.  During the quarter our $3.5 million security deposit on the lease for our former corporate headquarters was returned to us and we received a $2.1 million reimbursement from our new landlord for tenant improvements related to the build-out of our new corporate headquarters.  We ended the quarter with $17.3 million in cash and cash equivalents.

Year over year, unearned revenue declined by 10% to $8.9 million at March 31, 2008, compared to $9.8 million at March 31, 2007.  The year-over-year decline is due to lower sales in the first quarter of 2008 compared to the same quarter in 2007 due to a planned reduction in early renewals in the first quarter of 2008.  Unearned revenue declined from $9.4 million in the fourth quarter of 2007 due to lower sales in the first quarter of 2008 compared to the fourth quarter of 2007 due to the previously discussed changes in our sales team’s focus in the first quarter.  A significant portion of our clients are involved in the construction industry.  While it is difficult to estimate the impact of the current economic slowdown being experienced in that industry, we believe our clients and prospects are reacting by purchasing fewer multi-year contracts or are delaying purchasing decisions, which we believe contributed to the decline in deferred revenue.

Prior to the first quarter of 2008 our last major product launch was the release of Onvia Business Builder in August 2005, followed by the launch of Onvia Navigator in April 2006.  We have leveraged these products to increase the contract value of our client base; however, contract value and contract value per client growth rates have recently slowed due to a delay in the launch of new products.  In February 2008, we released Onvia Planning and Construction, which broadens our product offering beyond our traditional public sector expertise, to include information about commercial and residential construction projects in the private sector.  We expect this product to expand the market for our services, generate top line revenue growth and improve client metrics, which are further discussed below.

Management evaluates the following four key operating metrics, among others, to assist in the evaluation of Onvia’s operating performance, and believes these metrics provide a means to compare our business with other businesses in the information industry.

Annual Contract Value (“ACV”)
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products.  At March 31, 2008, ACV was $17.5 million, up 5% compared to $16.6 million at March 31, 2007.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.  At March 31, 2008 we had approximately 8,100 clients, down 11% from approximately 9,100 at March 31, 2007.  The planned investment in sales acquisition headcount and lead generating marketing programs is intended to accelerate new client acquisition.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.  At March 31, 2008, ACVC was $2,151, an increase of 17% compared to $1,836 at March 31, 2007.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  In the first quarter of 2008, QCVC was $2,336, an increase of 16% compared to $2,011 in the first quarter of 2007.  In sequential quarters, QCVC increased by 6%, the largest increase in four quarters due to the focus on cross-sell and up-sell activities and the launch of Onvia Planning and Construction.

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

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2008	2007
Revenue:
Subscription	85%	86%
Content license	10%	12%
Management information reports	4%	1%
Other	1%	1%
Total revenue	100%	100%

Cost of revenue	19%	17%

Gross margin	81%	83%

Operating expenses:
Sales and marketing	51%	64%
Technology and development	21%	25%
General and administrative	20%	20%

Total operating expenses	92%	109%

Loss from operations	(11%)	(26%)
Interest and other income, net	3%	5%

Net loss	(8%)	(21%)

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2008 increased 10% to $5.3 million, compared to $4.9 million for the three months ended March 31, 2007.  Revenue increased as a result of an increase in our ACV, which is attributable to increased adoption of our database products and scheduled price increases, and sales of market information reports.

Costs of revenues increased to 19% of revenue for the three months ended March 31, 2008, compared to 17% in the same period in 2007.  In total, costs of revenues were $1.0 million compared to $832,000 for these respective periods, representing an increase of $204,000, or 25% in 2008.

Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $185,000 in third party content costs as a result of an increase in content requirements for our new Onvia Planning and Construction product.

Sales and Marketing

Sales and marketing expenses decreased in total and as a percentage of revenue to $2.7 million and 51% of revenue in the three months ended March 31, 2008, compared to $3.1 million and 64% in the same period in 2007.

In total, sales and marketing expenses decreased $356,000, or 12% in the first quarter of 2008 compared to the same period in 2007.  The decrease is primarily comprised of a decrease of $315,000 in payroll-related expenses primarily due to a decrease in commissions in the first quarter of 2008 compared to 2007.  Commissions were higher in the first quarter of 2007 as a result of an early renewal campaign we ran during the quarter, which we did not run in the first quarter of 2008.  We also saw a decrease of $21,000 in stock-based compensation because we increased our estimated forfeiture rate in the first quarter of 2008 compared to 2007 because we experienced an increase in actual forfeitures during 2007.  These decreases were partially offset by an increase of $43,000 in marketing expenses as a result of an increase in market research associated with new products.  Weighted average headcount in our sales and marketing teams was 85 during the three months ended March 31, 2008, compared to 81 in the same period in 2007.

Technology and Development

Technology and development expenses decreased in total and as a percentage of revenue to $1.1 million and 21% of revenue for the three months ended March 31, 2008 compared to $1.2 million and 25% of revenue in the same period in 2007.

For the comparable three month periods technology and development expenses decreased $122,000, or 10%.  The decrease in expenses is primarily attributed to an increase of $177,000 in the amount of capitalized internal use software development costs, which represent payroll related expenses for this group, during the quarter ended March 31, 2008 compared to the same period in 2007.  Capitalized internal use software development costs were higher in 2008 because of the development of the new Onvia Planning and Construction product.  This decrease was partially offset by an increase of $39,000 in non-cash stock-based compensation and $36,000 in third-party co-location fees.  Non-cash stock-based compensation expense increased for these teams primarily due to option grants to our new Chief Information Officer, which were granted in July 2007.  Co-location fees increased because we moved our web, database and transaction-processing servers to an offsite facility as part of our disaster recovery plan.  Weighted average headcount in our technology and development teams was 27 during the three months ended March 31, 2008, compared to 34 in the same period in 2007.

General and Administrative

General and administrative expenses were flat at 20% of revenue, but increased in total to $1.1 million in the three months ended March 31, 2008, compared to $957,000 in 2007.

For the comparable three month periods, general and administrative expenses increased $136,000, or 14% in 2008 compared to the same period in 2007.  The increase is primarily related to $163,000 in office relocation expenses associated with the move to our new corporate headquarters building in January 2008.  This increase was partially offset by a decrease of $30,000 in non-cash stock-based compensation.  Weighted average headcount in this group was 12 in both three months periods.

Interest and Other Income, Net

Net interest and other income was $175,000 for the three months ended March 31, 2008, compared to $242,000 for the same period in 2007.  The decrease is primarily attributable to a decrease in short term interest rates in 2008 compared to 2007.  Interest expense was $6,000 and $0 in the three months ended March 31, 2008 and 2007, respectively.  Interest expense relates to capital leases for server equipment.

Net Loss and Net Loss per Share

We reported net losses of $445,000 and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.  The improvement in net loss resulted from the increases in revenue and decreases in operating costs as discussed above.  On a per share basis, net losses were $0.05 and $0.13 for the three months ended March 31, 2008 and 2007, respectively.

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

Revenue Recognition
Our revenues are primarily generated from client subscriptions and content licenses.  Our subscriptions are generally annual contracts and revenues are generally prepaid at the beginning of the subscription term. We also offer, on a limited basis, extended multi-year contracts to our subscription clients. Content licenses are generally multi-year agreements and are typically invoiced on a monthly or quarterly basis.  Subscription fees and content licenses are recognized ratably over the term of the agreement. We also generate revenue from fees charged for management information reports, document download services, and list rental services, and revenue from these types of services is recognized upon delivery.

Onvia’s subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, we allocate revenue from these bundled sales ratably between the subscription services and the management information reports based on their relative fair values, which are consistent with established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Internal Use Software
Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. We capitalized $581,000 and $42,000 in internal use software costs during the three months ended March 31, 2008 and 2007, respectively. Capitalized costs during the first three months of 2008 increased significantly compared to the same period in 2007 as a result of the development of the Onvia Planning and Construction product and an overall replatform of our information technology infrastructure.  Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Amortization related to capitalized software was $129,000 and $60,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock-Based Compensation
We account for stock-based compensation according to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, or FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Property and Equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

Concurrent with the execution of a termination agreement on the lease for our former corporate headquarters in the third quarter of 2007, we adjusted the estimated useful lives of existing leasehold improvements such that their remaining useful lives coincided with the revised termination date of the lease.  As a result, depreciation on these leasehold improvements was accelerated such that they were fully depreciated as of December 31, 2007.

The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the three months ended March 31, 2008 or 2007.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. We recognized no increase or decrease in our deferred tax assets as a result of the implementation of FIN 48. We currently have a full valuation allowance for our deferred tax assets as the future realization of the tax benefit is not more likely than not.  Based on information currently available, we do not reasonably believe that the unrecognized tax benefit will change significantly within the next twelve months.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of March 31, 2008 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$7,646	$426	$3,119	$2,235	$1,866
Purchase obligations (1)	898	487	317	94	-
Capital lease obligations (2)	195	133	62	-	-
Other operating lease obligations (3)	34	20	14	-	-
Total	$8,773	$1,066	$3,512	$2,329	$1,866
(1) Purchase obligations relate to co-location hosting arrangements, software development agreements, marketing agreements and third party content agreements.
(2) Capital lease obligations relate to server equipment and related maintenance agreements.
(3) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents were $17.3 million at March 31, 2008, and our working capital was $8.6 million. All of our investments at March 31, 2008 were in money market funds, which are considered cash equivalents; therefore, we did not hold any short-term investments at March 31, 2008.  From December 31, 2007 to March 31, 2008, our cash and cash equivalents increased $3.0 million.  The increase in cash and cash equivalents is primarily due to the return of our $3.5 million security deposit for the lease on our former corporate headquarters and the receipt of $2.1 million in reimbursable tenant improvement costs during the first quarter of 2008.  These increases in cash and cash equivalents were partially offset by $848,000 in purchases of property and equipment and by increased vendor payments for our office relocation, prepaid software licenses and third party content providers.

Although we generated positive cash flow from operations in the first quarter of 2007 and for the fiscal year of 2007, we did not generate positive cash flow from operations in the first quarter of 2008, primarily because of increased vendor payments associated with our office relocation and lower cash receipts as planned from the reduced focus on advance renewals.  We may not be able to generate positive cash flow from operations in the future; however, we do expect to generate recurring positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.  We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering and scheduled price increases.

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

Operating Activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2008, compared to net cash provided by operating activities of $395,000 in the same period in the prior year.  The change to net cash used in operating activities from net cash provided by operating activities was primarily attributable to a decrease in cash collected for prepaid subscriptions in the first quarter of 2008 compared to the first quarter of 2007 because of a planned reduction in advance renewals in 2008, and an increase in vendor payments associated with our office relocation and prepaid software licenses.  We do not expect to incur significant fees associated with our move in future quarters.

Investing Activities

Net cash provided by investing activities was $4.1 million and $1.2 million in the three months ended March 31, 2008 and 2007, respectively.  The increase in cash provided is primarily the result of the return of our $3.5 million security deposit on the lease for our former corporate headquarters as a result of the termination of that lease.  Additionally, we received a $2.1 million reimbursement from our new landlord for tenant improvements related to the build-out of our new corporate headquarters.  The remaining $607,000 in reimbursable tenant improvements is expected to be received in the second quarter of 2008.  These cash inflows were partially offset by increases in purchases of property and equipment and internal use software.

Financing Activities

Net cash used in financing activities was $18,000 in the three months ended March 31, 2008, compared to net cash provided by financing activities of $295,000 in the same period in the prior year.  The change to net cash used in financing activities from net cash provided is primarily due to a reduction in stock option exercises in the first quarter of 2008 compared to the same period in 2007.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This FSP is effective for financial statements issued for fiscal years or interim periods beginning after December 15, 2008.  We do not currently hold any intangible assets that would be affected by this FSP and, as such, the adoption of this FSP is not expected to have a material impact on our financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not currently hold any derivative instruments and we are not involved in any hedging activities at March 31, 2008 and, as such, the adoption of this Statement is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, or FAS 160.  FAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported separately as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning after December 15, 2008 and, therefore, will be effective for us beginning in 2009.  We do not currently have any minority interests and, as such, the adoption of FAS 160 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 permits entities to choose to measure selected financial instruments and certain other items at fair value that are not currently required or permitted to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007 and, therefore, was adopted in January 2008. Adoption of this statement did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or FAS 157.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements.  This Statement is effective for fiscal years beginning after November 15, 2007 and, therefore, was adopted in January 2008.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of FAS 157 with respect to financial assets and liabilities did not have a material impact on our financial position or results of operations.  We have not yet determined the impact of the adoption of FAS 157 with respect to non-financial assets and liabilities on our financial statements.

In February 2008, the FASB issued FSP 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, Accounting for Leases, or FAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FAS 13.  This FSP is effective upon initial adoption of FAS 157. Adoption of this FSP did not have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant as explained further below.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $174,000 in debt related to capital leases as of March 31, 2008, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less; however, as of March 31, 2008 and December 31, 2007, our investments consisted entirely of money market funds.  Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s, or SEC, rules and forms.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 11, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

Our 2007 Annual Report on Form 10-K includes a detailed discussion of certain risk factors facing our company. The risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2007 Annual Report.  There are no material changes to the risk factors previously disclosed in our 2007 Annual Report.

•	Risks related to our growth strategy

o	We may not be able to meet our projected renewal rates
o	We may be required to increase our sales and marketing expenses in order to achieve our revenue goals
o	We may not be able to increase subscribership to our high value products
o	We may not achieve our projections for adoption of our products by targeted enterprise clients
o	We may not achieve our projections for adoption of new products by new and existing clients
o	We may not achieve our projections for adoption of our new products by new and existing clients
o	Weakness in the commercial-residential housing market could drive reduced spending by our clients and prospective clients on business intelligence services
o
Weakness in the commercial-residential housing market, or in the U.S. economy in general, could reduce tax revenues collected by government agencies and may result in reduced government spending in the future

o	We may fail to attract, hire and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets
o	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace

•	Risks related to our new product strategy

o	We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of new content and products
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o
We have invested significant capital into the development of new products, such as Onvia Planning and Construction and Term Contract Reports, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

o	We may improperly price our new product offerings for broad client acceptance
o	We may overestimate the value of sales intelligence to companies in the infrastructure marketplace

•	Financial, economic and market risks

o	We have a limited operating history, making it difficult to evaluate our business and future prospects
o	We may not be able to generate recurring positive cash flows from operations
o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance
o	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock
o	Changes in accounting and reporting policies or practices, such as the adoption of FAS 123R, may affect our financial results or presentation of results, which may affect our stock price

•	Operational risks

o	System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients
o
Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

o	We may be unable to retain the services of executive officers, directors, senior managers and other key employees, which would harm our business
o	We may be required to leverage third party recruiting firms to a greater extent than anticipated to assist in hiring key employees, which would increase our cost of hiring
o
Portions of our content are aggregated and/or formatted by off-shore vendors.  Delivery of that content may be impacted by local political, social or environmental conditions, which may result in delayed delivery to our clients resulting in client dissatisfaction

o	We may be unable to effectively monitor and prevent unauthorized redistribution of our published information
o	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all
o	Increased blocking of our emails could negatively impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts
o	Our network and software may be vulnerable to security breaches and similar threats that could result in our liability for damages and harm our business

•	Regulatory, judicial or legislative risks

o
Any settlement or claim awarded against Onvia in our ongoing litigation matters discussed in Note 11, “Commitments and Contingencies,” of the notes to our unaudited condensed consolidated financial statements in this Report could negatively impact our operating results

o	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce
o	Our access to new content from governmental entities and other third parties may be restricted if bid aggregation on the Internet is restricted by law or regulations
o
Utilization of our net operating loss, or NOL, carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, which may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

10.6*
Third Amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 6, 2002)

10.7*
Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.8
Medical Dental Building Lease Agreement between Onvia and GRE 509 Olive LLC, dated July 31, 2007 (incorporated by reference to Exhibit 10.12 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.9 * ++	2008 Management Incentive Plan

Number	Description
31.1++
Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++
Certification of Michael D. Pickett, Chairman of the Board, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
                                           Chief Financial Officer

Date:  May 13, 2008