Form 10-Q
period 2008-06-30
ONVIA INC
filed 2008-08-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common stock, par value $.0001 per share: 8,235,825 shares outstanding as of July 31, 2008.

ONVIA, INC.

INDEX

PART I. FINANCIAL INFORMATION	1
Item 1. Unaudited Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets (Unaudited)	1
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes To Condensed Consolidated Financial Statements (Unaudited)	4
1. Basis of Presentation	4
2. Use of Estimates	4
3. Stock-Based Compensation and Stock Option Activity	4
4. Net Loss per Share	6
5. Prepaid Expenses and Other Current Assets	6
6. Other Assets	6
7. Property and Equipment	7
8. Accrued Expenses	7
9. Interest and Other Income, net	7
10. New Accounting Pronouncements	7
11. Commitments and Contingencies	8
12. Provision for Income Taxes	10
13. Security Deposits	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Company Overview	11
Executive Summary of Operations and Financial Position	15
Seasonality	17
Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006	18
Critical Accounting Policies and Management Estimates	21
Contractual Obligations	23
Liquidity and Capital Resources	24
Recent Accounting Pronouncements	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	26
Item 4(T). Controls and Procedures	27
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	31
SIGNATURES	33

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,814	$14,301
Accounts receivable, net of allowance for doubtful accounts of $49 and $52	1,152	1,393
Prepaid expenses and other current assets	646	549
Reimbursable tenant improvements	248	2,663
Security deposits, current portion	134	3,500

Total current assets	17,994	22,406

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $2,866 and $6,209	1,829	957
Security deposits, net of current portion	404	538
Internal use software, net of accumulated amortization of $1,354 and $1,079	2,925	1,838
Other assets	4	2

Total long term assets	5,162	3,335

TOTAL ASSETS	$23,156	$25,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,158	$2,220
Accrued expenses	1,187	1,335
Obligations under capital leases, current portion	120	113
Unearned revenue, current portion	8,689	9,096
Deferred rent, current portion	30	3

Total current liabilities	11,184	12,767

LONG TERM LIABILITIES:
Obligations under capital leases, net of current portion	27	89
Unearned revenue, net of current portion	168	342
Deferred rent, net of current portion	665	279

Total long term liabilities	860	710

TOTAL LIABILITIES	12,044	13,477

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,243,746 and 8,224,383 shares issued; and 8,235,665 and 8,207,465 outstanding	1	1
Treasury stock, at cost: 8,081 and 16,918 shares	(40)	(83)
Additional paid in capital	351,769	351,268
Accumulated deficit	(340,618)	(338,922)

Total stockholders’ equity	11,112	12,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,156	$25,741

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,359	$4,402	$8,903	$8,594
Content license	568	674	1,093	1,246
Management information reports	94	36	316	61
Other	97	60	153	124

Total revenue	5,118	5,172	10,465	10,025

Cost of revenue	1,125	939	2,161	1,771

Gross margin	3,993	4,233	8,304	8,254

Operating expenses:
Sales and marketing	3,062	2,784	5,785	5,865
Technology and development	980	1,132	2,093	2,367
General and administrative	1,339	930	2,433	1,888

Total operating expenses	5,381	4,846	10,311	10,120

Loss from operations	(1,388)	(613)	(2,007)	(1,866)
Interest and other income, net	136	255	311	497

Net loss	$(1,252)	$(358)	$(1,696)	$(1,369)

Unrealized loss on available-for-sale securities	-	(6)	-	(5)

Comprehensive loss	$(1,252)	$(364)	$(1,696)	$(1,374)

Basic and diluted net loss per common share	$(0.15)	$(0.04)	$(0.21)	$(0.17)

Basic and diluted weighted average shares outstanding	8,230	8,038	8,221	8,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,696)	$(1,369)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	702	599
Loss on abandoned assets	97	-
Loss on sale of property and equipment	-	7
Stock-based compensation	428	453
Change in operating assets and liabilities:
Accounts receivable	241	(116)
Prepaid expenses and other current assets	(97)	(59)
Other assets	10	1
Accounts payable	(1,062)	199
Accrued expenses	(138)	87
Idle lease accrual	-	(594)
Unearned revenue	(581)	1,342
Deferred rent	413	(14)

Net cash (used in) / provided by operating activities	(1,683)	536

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,267)	(50)
Proceeds from sales of property and equipment	3	-
Additions to internal use software	(1,494)	(153)
Purchases of investments	-	(6,279)
Maturities of investments	-	3,609
Return of security deposits	3,500	-
Reimbursable tenant improvements	2,415	-

Net cash provided by / (used in) investing activities	3,157	(2,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(55)	(6)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	94	394

Net cash provided by financing activities	39	388

Net increase / (decrease) in cash and cash equivalents	1,513	(1,949)

Cash and cash equivalents, beginning of period	14,301	8,430

Cash and cash equivalents, end of period	$15,814	$6,481

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on available-for-sale investments	$-	$(5)
Issuance of treasury stock for 401K matching contribution	(69)	(83)
Purchases under capital lease obligations	-	(250)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three or six month periods ended June 30, 2008 or 2007.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales	$4	$5	$12	$9
Sales and marketing	80	88	147	177
Technology and development	57	19	106	34
General and administrative	73	114	163	233

Total stock-based compensation	$214	$226	$428	$453

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.36%	4.94%	2.88%	4.61%
Expected volatility	38%	41%	40%	45%
Dividends	0%	0%	0%	0%
Expected life (in years)	4.7	4.2	5.0	4.5

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used for the purchase periods beginning during the three and six months ended June 30, 2008 and 2007:

	Three and Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate	1.86%	4.98%
Expected volatility	28%	28%
Dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three and six months ended June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2008	1,847,563	$8.55
Options granted	95,000	9.35
Options exercised	(2,778)	3.46
Options forfeited and cancelled	(3,317)	9.49
Total options outstanding at March 31, 2008	1,936,468	8.59
Options granted	40,000	6.32
Options exercised	(835)	3.86
Options forfeited and cancelled	(29,175)	7.91
Total options outstanding at June 30, 2008	1,946,458	8.56	6.06	$1,279,900

Options exercisable at June 30, 2008	1,272,971	$8.31	5.09	$1,272,901
Options vested and expected to vest at June 30, 2008	1,815,301	$8.53	5.93	$1,278,253

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $5.18 at June 30, 2008 for options that were in-the-money at June 30, 2008.  The number of in-the-money options outstanding and exercisable at June 30, 2008 was 592,885 and 566,782, respectively.

The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2008 was $2.10 and $2.40 per option, respectively, compared to $2.45 and $2.34 in the same periods in 2007.

As of June 30, 2008, there was approximately $900,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.42 years.

During the three and six months ended June 30, 2008 and 2007, approximately $3,000 and $13,000, respectively, was received for exercises of stock options, compared to $50,000 and $346,000 in the same periods in 2007.

4.	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is calculated by dividing the net loss per share by the weighted average number of shares of common stock outstanding for the period plus potentially dilutive common shares using the treasury stock method.  In periods with a net loss, basic and diluted net loss per share are identical because inclusion of potentially dilutive common shares would be antidilutive.

For the three and six month periods ended June 30, 2008 and 2007, options and warrants to purchase approximately 2.0 million and 1.9 million shares, respectively, of common stock are excluded from the calculation because they would have been antidilutive since Onvia was in a net loss position in those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Prepaid expenses	$624	$511
Interest and other receivable	16	32
Other	6	6
	$646	$549

6.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Computer equipment	$2,508	$2,757
Software	1,014	1,074
Furniture and fixtures	601	531
Leasehold improvements	572	2,804

Total property and equipment	4,695	7,166

Less accumulated depreciation and amortization	(2,866)	(6,209)

Net book value	$1,829	$957

Property and equipment includes $222,000 of property financed under capitalized leases as of June 30, 2008 and December 31, 2007.

7.	Internal Use Software

During the second quarter of 2008, Onvia abandoned $97,000 related to internal use software.  The abandoned assets relate to internal use code that was initially developed to enhance the functionality of existing products and internal workflow.  The Company no longer believes that the code will be compatible with the new platform currently being developed and believes that these costs have no future value to the Company.  The $97,000 abandonment represents the full unamortized value of these assets and is included in operating expenses under the general and administrative category in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Payroll and related liabilities	$902	$1,143
Accrued professional fees	54	112
State income and other taxes payable	231	80
	$1,187	$1,335

State income and other taxes payable at June 30, 2008 includes $167,000 for sales taxes owed to the state of Texas.  Onvia had outside sales representatives located in Texas during 2001 to 2003 and again from 2004 to 2006, creating nexus for Onvia in that state during these periods.  Onvia did not collect sales tax from its clients during this time, because it believed its services were proprietary and, thus, not subject to sales tax.  Onvia received a determination letter from Texas in May 2008 indicating that its services were taxable in Texas.

After receiving the determination letter, Onvia calculated the sales tax exposure for Texas clients and believes its maximum sales tax exposure is $167,000.  While Onvia will take reasonable measures to collect sales taxes from its affected clients to reduce its obligation to the state, the Company has accrued the entire amount of the assessment, which is included in the general and administrative category in Onvia’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008.

9.	Interest and Other Income, net

Net interest and other income consist of the following for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$138	$254	$318	$502
Interest expense	(6)	-	(12)
Other income / (expense)	4	1	5	(5)
	$136	$255	$311	$497

10.	New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of June 30, 2008, Onvia had no unvested share-based payment grants with non-forfeitable dividend rights. Onvia will adopt FSP EITF 03-6-1 on January 1, 2009, but does not expect the adoption of this FSP to have a material impact on its financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This FSP is effective for financial statements issued for fiscal years or interim periods beginning after December 15, 2008.  Onvia does not currently hold any intangible assets that would be affected by this FSP and, as such, the adoption of this FSP is not expected to have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, or FAS 161.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Onvia does not currently hold any derivative instruments and is not involved in any hedging activities at June 30, 2008 and, as such, the adoption of this Statement is not expected to have a material impact on its financial position or results of operations.

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

As of June 30, 2008, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

Remainder of 2008	$152	$10	$162
2009	1,002	19	1,021
2010	1,032	-	1,032
2011	1,062	-	1,062
2012	1,093	-	1,093
Thereafter	3,279	-	3,279

	$7,620	$29	$7,649
Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31 (in thousands):

	Capital Leases
	Principal	Interest	Total
Remainder of 2008	$58	$9	$67
2009	82	6	88
2010	6	1	7

	$146	$16	$162

Purchase Obligations
Onvia has non-cancellable purchase obligations for marketing services, co-location hosting arrangements, software development and licensing agreements and third party content agreements. The current agreements expire in dates ranging from 2007 to 2010.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2008	$857
2009	563
2010	407
$1,827

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

On December 5, 2006, the Court of Appeals for the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Onvia.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  The Company is awaiting a decision from the Court on the class certification motion.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.   If Onvia is found liable, Onvia’s management is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

On October 2, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of the Company's IPO in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934.  The complaint alleges that the combined number of shares of the Company's common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of the Company's IPO on March 2, 2000, through at least February 28, 2001.  It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions.  The complaint seeks to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b).  The Company was named as a nominal defendant in the action, but has no liability for the asserted claims.  No directors or officers of the Company are named as defendants in this action.  On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various IPOs.  On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  The Company waived service.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss.  Plaintiff's opposition is due by September 8, 2008, and issuers' replies in support are due by October 23, 2008.  The Judge has stayed discovery pursuant to the Private Securities Litigation Reform Act, or PSLRA, until he rules on all motions to dismiss. Onvia believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

Onvia has incurred net operating losses, or NOLs, from its inception through June 30, 2008, with the exception of the third quarter of 2007.  Because of this history of net operating losses Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

Our proprietary database, Onvia Dominion®, has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within the Onvia Dominion® database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 5 million procurement related records connected to over 275,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 110,000 current and historical opportunities covering activity within the top 85 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

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

Revenue from content licenses is generated from clients who resell our business intelligence data to their customers.  Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements typically have a higher annual contract value than our subscription-based services.  Revenue from content license agreements is recognized ratably over the term of the agreement.

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

Onvia’s business solutions are comprised of the following products:

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

Onvia Planning and Construction
In February 2008, Onvia expanded its business solutions to include information on the commercial and residential development market.  Onvia Planning and Construction provides early stage project information on commercial and residential development projects.  This market intelligence solution is comprehensive, covering the top 85 metropolitan areas within the U.S.  Our database of over 110,000 commercial and residential records provides a detailed overview of the commercial and residential marketplace.  This market intelligence can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, Onvia Planning and Construction helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inbox.  Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

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

Executive Summary of Operations and Financial Position

For the quarter ended June 30, 2008, revenue was slightly down at $5.1 million compared to $5.2 million in the second quarter of 2007, a decrease of 1%.  For the six months ended June 30, 2008, revenue was $10.5 million, compared to $10.0 million in the same period in 2007, representing an increase of 4%.  For the six months ended June 30, 2008, year-over-year revenue growth slowed to 4%, compared to 26% year-over-year growth in the same period in 2007 compared to 2006.  Because we recognize revenue ratably over the term of a subscription, current period sales impact GAAP revenue over the following twelve months.  The declining revenue growth rate is the result of weakness in our business during the latter part of 2007 and the first quarter of 2008.  The weakness we experienced was partly attributable to a planned change in focus of our sales organization, partly attributable to execution issues that we believe we have addressed over the past 6 months, and partly attributable to economic challenges facing a portion of our client base.

At the end of 2007, we changed the focus of our sales organization by significantly reducing our historic practice of offering early renewal opportunities to our clients.  These early renewals were often executed with a modest incentive, and were generally accepted by clients who were the most satisfied and were likely to renew anyway.  This change in focus allows our sales force to allocate more time to advise clients on the full suite of Onvia’s services, thereby creating up-sell and cross-sell opportunities.  We believe these changes will maximize the economic value of our existing customer base over the long term.  In the short-term, we underestimated the disruptive impact of this transition on revenue and client retention rates.  As a result of the ratable recognition of revenue, the effect of this change will continue to impact our results of operations for the next few quarters.

The execution issues mentioned above relate to the transfer of our first year clients to new account managers in the first quarter of 2008, which impacted our second quarter revenue growth.  This change was necessary to implement an enhanced on-boarding process for new clients, which we expect will improve first year client retention rates in the future.  This transfer of accounts was not smoothly executed and continues to negatively impact our first year client retention rates.  To address this, we have developed health scores for all of our clients, and the scores for our new clients indicate that our first year client retention should begin to noticeably improve toward the end of the third quarter of 2008.

We also believe our revenue growth has been affected by the increasing impact of the weak economy on a portion of our client and prospect base.  The majority of our clients and prospects are in the segments hardest hit by the economic slowdown; predominantly small to medium sized business in industries impacted by the soft construction market, including architects, engineers and construction companies.  While it’s difficult to estimate the impact of the weak economy on our business, we believe that new client acquisition and client retention has been slowed by the current economic environment.

Our net loss increased to $1.3 million, or $0.15 per share, in the second quarter of 2008 compared to a net loss of $358,000, or $0.04 per share, in the second quarter of 2007.  For the six month periods, net loss was $1.7 million, or $0.21 per share, in 2008, compared to $1.4 million, or $0.17 per share, in 2007.  We recognized charges totaling $264,000 during the second quarter of 2008 related to a sales tax assessment and abandonment of internal use software, which contributed to the increase in our net loss.  We also increased the size of our acquisition sales force to accelerate new client acquisition and incurred higher third party content costs in the first half of 2008 as a result of the launch of Onvia Planning and Construction.  These factors, combined with the decline in revenue discussed above, resulted in the increased net loss.

The above mentioned actions taken in the first half of 2008 have begun to have a positive impact.  The best evidence of this is demonstrated by a 4% sequential increase in Annual Contract Value in the second quarter of 2008 following three consecutive quarters of no increase. Annual contract value represents the aggregate subscription value of all of our active clients.   Additionally, the number of High Value Clients and Total Clients remained stable for the first time in over a year.

We evaluate the following four key operating metrics, among others, to assist in the evaluation of our operating performance, and believe these metrics provide a means to compare our business with other businesses in the information industry.

Annual Contract Value (“ACV”)
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products.  At June 30, 2008, ACV was $18.2 million, up 6% compared to $17.2 million at June 30, 2007 and up 4% compared to $17.5 million at March 31, 2008.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.  At June 30, 2008 we had approximately 8,100 clients, down 10% from approximately 9,000 at June 30, 2007 and flat compared to 8,100 at March 31, 2008.  At June 30, 2008, high value clients, or clients subscribing at the state level or above, totaled 7,500, down 6% compared to 8,000 at June 30, 2007 and flat compared to 7,500 at March 31, 2008.  The second quarter of 2008 represents the first time in over a year that high value and total client counts have remained stable.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.  At June 30, 2008, ACVC was $2,242, an increase of 17% compared to $1,920 at June 30, 2007.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  In the second quarter of 2008, QCVC was $2,393, an increase of 16% compared to $2,067 in the second quarter of 2007.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Subscription	85%	85%	85%	86%
Content license	11%	13%	11%	12%
Management information reports	2%	1%	3%	1%
Other	2%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue	22%	18%	21%	18%

Gross margin	78%	82%	79%	82%

Operating expenses:
Sales and marketing	60%	54%	55%	58%
Technology and development	19%	22%	20%	24%
General and administrative	26%	18%	23%	19%

Total operating expenses	105%	94%	98%	101%

Loss from operations	(27%)	(12%)	(19%)	(19%)
Interest and other income, net	3%	5%	3%	5%

Net loss	(24%)	(7%)	(16%)	(14%)

Revenue and Cost of Revenue

Revenue for the three and six months ended June 30, 2008 was $5.1 million and $10.5 million, respectively, compared to $5.2 million and $10.0 million for the same periods in 2007.  The decline in second quarter 2008 revenue compared to the same quarter in 2007 is the result of weakness in our business during the latter part of 2007 and the first quarter of 2008, which impacted first and second quarter revenue because we recognize revenue ratably over the subscription term of our products.  The reasons for this weakness are described in more detail under the “Executive Summary of Operations and Financial Position” section above.  Revenue for the six months ended June 30, 2008 increased by 4% primarily as a result of strong bookings growth in the first quarter of 2007, which impacted revenue in the first quarter of 2008 because we recognize revenue ratably over the term of our subscriptions, compared to the first quarter of 2006.

Costs of revenues increased to 22% and 21% of revenue for the three and six months ended June 30, 2008, respectively, compared to 18% in both respective periods in 2007.  In total, costs of revenues were $1.1 million and $2.2 million in the three and six month periods in 2008, respectively, compared to $939,000 and $1.8 million for these respective periods in 2007, representing an increase of $186,000, or 20%, for the three month period in 2008 and $390,000, or 22%, for the six month period in 2008.

Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third party content fees, but also include credit card processing fees. The increase for the comparable three and six month periods was primarily due to increases of $158,000 and $343,000, respectively, in third party content costs as a result of an increase in content requirements for our new Onvia Planning and Construction product.

Sales and Marketing

Sales and marketing expenses increased in total and as a percentage of revenue to $3.1 million and 60% of revenue in the three months ended June 30, 2008, compared to $2.8 million and 54% in the same period in 2007.  In the six month periods ended June 30, 2008 sales and marketing expenses decreased in total and as a percentage of revenue to $5.8 million and 55% of revenue, compared to $5.9 million and 58% in the same period in 2007.

For the quarter ended June 30, 2008,  sales and marketing expenses increased $278,000, or 10%, compared to the same period in 2007.  The increase is primarily comprised of an increase of $308,000 in payroll-related expenses primarily due to a planned increase in headcount on these teams and increases in base salaries as a result of normal performance based increases.  In addition, commissions were higher in the second quarter of 2008 as a result of increased bookings compared to the same period in 2007.  Allocated expenses increased by $41,000 for this team because of an overall increase in amortization of internal use software and the increased headcount on the team.  Allocated expenses consist of depreciation, amortization and other allocated expenses, which are allocated based on headcount in the respective departments.  Weighted average headcount in our sales and marketing teams was 87 during the three months ended June 30, 2008, compared to 78 in the same period in 2007. These increases were partially offset by a decrease of $108,000 in marketing expenses.  Marketing expenses in the second quarter of 2007 were higher primarily as a result of costs incurred for the development of our website.  Website development costs incurred during the second quarter of 2007 were incurred during the planning stages of the project and costs incurred during this stage are required to be expensed pursuant the guidance in Emerging Issues Task Force, or EITF, Issue No. 00-2, Accounting for Website Development Costs.

For the six months ended June 30, 2008, sales and marketing expenses decreased $79,000, or 1%, compared to the same period in 2007.  The decrease was primarily related to a decrease of $65,000 in marketing expenses for the reason discussed above.  In addition, we saw a $30,000 decrease in non-cash stock-based compensation because of an increase in our estimated forfeiture rate compared to the prior year as a result of an increase in actual forfeitures.  These decreases were partially offset by an increase of $26,000 in payroll related expenses, primarily due to higher headcount on these teams.  Weighted average headcount in our sales and marketing teams was 86 during the six months ended June 30, 2008, compared to 80 in the same period in 2007.

Technology and Development

Technology and development expenses decreased in total and as a percentage of revenue in both the three and six month periods ended June 30, 2008.  For the three months ended June 30, 2008, technology and development expenses were $980,000 and 19% of revenue, compared to $1.1 million and 22% of revenue in the same period in 2007.  In the six months ended June 30, 2008, technology and development expenses were $2.1 million and 20% of revenue, compared to $2.4 million and 24% in the same period in 2007.

For the comparable three month periods, technology and development expenses decreased $152,000, or 13%.  The decrease in expenses is primarily attributed to an increase of $267,000 in the amount of capitalized internal use software development costs, which represent payroll related expenses for this group, during the quarter ended June 30, 2008 compared to the same period in 2007.  Capitalized internal use software development costs were higher in 2008 because of the development of the new Onvia Planning and Construction product and a new technology platform initiative scheduled for release in the fourth quarter of 2008.  This decrease was partially offset by an increase of $49,000 in third-party co-location fees, $37,000 in non-cash stock-based compensation and $19,000 in payroll related expenses.  Co-location fees increased because we moved our web, database and transaction-processing servers to an offsite facility as part of our disaster recovery plan.  Non-cash stock-based compensation expense increased for these teams primarily due to option grants to our new Chief Information Officer, which were granted in July 2007, and other senior technology personnel.  Although headcount on these teams decreased in the three months ended June 30, 2008 compared to the same period in the prior year, average base salaries on the teams increased because we hired more experienced employees to fill the vacated positions, which contributed to the overall increase in payroll related costs.  Weighted average headcount in our technology and development teams was 27 during the three and six months ended June 30, 2008, compared to 34 in the same periods in 2007.

For the six months ended June 30, 2008, technology and development expenses decreased $274,000, or 12%.  The decrease is primarily due to an increase of $444,000 in the amount of capitalized internal use software development costs as discussed above.  This decrease was partially offset by increases of $85,000 in third-party co-location fees, $81,000 in non-cash stock-based compensation and $27,000 in payroll related expenses for the reasons discussed above.

General and Administrative

General and administrative expenses increased in total and as a percentage of revenue in both the three and six months ended June 30, 2008.  For the three months ended June 30, 2008, general and administrative expenses were $1.3 million, or 26% of revenue, compared to $930,000, or 18% of revenue, in the same period in 2007.  In the six months ended June 30, 2008, general and administrative expenses were $2.4 million and 23% of revenue, compared to $1.9 million and 19% in the same period in 2007.

For the comparable three month periods, general and administrative expenses increased $409,000, or 44% in 2008 compared to 2007.  The increase is primarily related to two items.  We recognized a $167,000 expense related to an assessment for sales taxes due for the period from 2001 through mid 2006 when we had an outside sales representative domiciled in Texas. We also recorded a write-off of $97,000 in abandoned internal use software.  The expense associated with the Texas sales tax assessment is discussed in more detail below, and the write-off of abandoned internal use software is discussed in more detail under the “Application of Critical Accounting Policies and Management Estimates” section below.  In addition to these two items, we saw an increase of $95,000 in recruiting and relocation fees, primarily associated with the hire of our new Vice President of Marketing and senior technology personnel. We also saw an increase of $30,000 in professional dues and subscriptions, primarily related to subscription fees to market research organizations.  These increases were partially offset by a decrease of $42,000 in non-cash stock-based compensation, primarily due to the increase in our estimated forfeiture rate as discussed above.  Weighted average headcount in this group was 12 in both three months periods.

For the comparable six month periods, general and administrative expenses increased $545,000, or 29%, in 2008 compared to 2007.  The primary contributors to the increase, in addition to the two  expenses totaling $264,000 discussed above, were a $163,000 increase in office relocation expenses incurred during the first quarter of 2008 associated with the move to our new corporate headquarters building in January 2008, and a $137,000 increase in recruiting and relocation fees as discussed above.  We also saw an increase of $42,000 in professional dues and subscriptions as discussed above.  These increases were partially offset by a decrease of $71,000 in non-cash stock based compensation and $40,000 in professional fees.  Professional fees were higher in the six months ended June 30, 2007 because we incurred fees for an evaluation of the overall operating efficiency and effectiveness of our information technology organization.

We had outside sales representatives located in Texas during 2001 to 2003 and again from 2004 to 2006, creating nexus for us in that state during these periods.  We did not collect sales tax from our clients during this time, because we believed our services were proprietary and, thus, not subject to sales tax.  We received a determination letter from Texas in May 2008 indicating that our services were taxable in Texas.

After receiving the determination letter, we calculated the sales tax exposure for Texas clients and believe our maximum sales tax exposure is $167,000.  While we will take reasonable measures to collect sales taxes from our affected clients to reduce our obligation to the state, we have accrued the entire amount of the assessment, which is included in the general and administrative category in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008.

Interest and Other Income, Net

Net interest and other income was $136,000 and $311,000 for the three and six months ended June 30, 2008, respectively, compared to $255,000 and $497,000, respectively, for the same periods in 2007.  The decreases are primarily attributable to a decrease in short term interest rates in 2008 compared to 2007.  Interest expense was $6,000 and $12,000 in the three and six months ended June 30, 2008, respectively, compared to $0 in the three and six months ended June 30, 2007.  Interest expense relates to capital leases for server equipment.

Net Loss and Net Loss per Share

We reported net losses of $1.3 million and $1.7 million for the three and six months ended June 30, 2008, respectively, compared to net losses of $358,000 and $1.4 million in the same periods in 2007.  The increase in net loss resulted primarily from the increases in operating expenses and cost of revenue as discussed above.  On a per share basis, net losses were $0.15 and $0.21 for the three and six months ended June 30, 2008, respectively, compared to $0.04 and $0.17, respectively, for the same periods in 2007.

Critical Accounting Policies and Management Estimates

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.

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

Onvia’s subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we allocate revenue from these bundled sales ratably between the subscription services and the management information reports based on their relative fair values, which are consistent with established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by SOP 98-1.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $913,000 and $1.5 million in internal use software costs during the three and six months ended June 30, 2008, respectively, compared to $114,000 and $153,000, respectively, during the same periods in 2007. Capitalized costs during the three and six month periods in 2008 increased significantly compared to the same periods in 2007 as a result of the development of the Onvia Planning and Construction product, the implementation of a new CRM system, and development for the new technology platform initiative.  Amortization related to capitalized software was $181,000 and $310,000 for the three and six months ended June 30, 2008, respectively, compared to $65,000 and $125,000, respectively, in the same periods in 2007.

During the second quarter of 2008, we abandoned $97,000 related to internal use software.  The abandoned assets relate to internal use code that was initially developed to enhance the functionality of existing products and internal workflow.  We no longer believe that the code will be compatible with the new technology platform currently being developed and we believe these costs have no future value.  The $97,000 abandonment represents the full unamortized value of these assets and is included in operating expenses under the general and administrative category in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008.

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

The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three or six months ended June 30, 2008 or 2007.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of June 30, 2008 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$7,620	$652	$3,142	$2,252	$1,574
Purchase obligations (1)	1,827	1,034	781	12	-
Capital lease obligations (2)	162	133	29	-	-
Other operating lease obligations (3)	29	20	9	-	-
Total	$9,638	$1,839	$3,961	$2,264	$1,574

(1) Purchase obligations relate to co-location hosting arrangements, software development and licensing agreements, marketing agreements, telecom agreements and third party content agreements.
(2) Capital lease obligations relate to server equipment and related maintenance agreements.
(3) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents were $15.8 million at June 30, 2008, and our working capital was $6.8 million. All of our investments at June 30, 2008 were in money market funds, which are considered cash equivalents; therefore, we did not hold any short-term investments at June 30, 2008.  From December 31, 2007 to June 30, 2008, our cash and cash equivalents increased $1.5 million.  The increase in cash and cash equivalents is primarily due to the return of our $3.5 million security deposit for the lease on our former corporate headquarters and the receipt of $2.4 million in reimbursable tenant improvement costs during the six months ended June 30, 2008.  These increases in cash and cash equivalents were partially offset by $1.3 million in purchases of property and equipment, $1.5 million in additions to internal use software, $842,000 of which was paid to external vendors, and $1.1 million in increased vendor payments primarily for our office relocation, prepaid software licenses and third party content providers.

Although we generated positive cash flow from operations in the first half of 2007 and for the fiscal year of 2007, we did not generate positive cash flow from operations in the first half of 2008, primarily because of increased vendor payments as discussed above and lower cash receipts as planned from the reduced focus on advance renewals.  We may not be able to generate positive cash flow from operations in the future; however, we do expect to generate recurring positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.  We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering and scheduled price increases.

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

Operating Activities

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $536,000 in the same period in the prior year.  The change to net cash used in operating activities from net cash provided by operating activities was primarily attributable to a decrease in cash collected for prepaid subscriptions in the first and second quarters of 2008 compared to the same period in 2007 because of a planned reduction in advance renewals in 2008, and an increase in vendor payments associated with our office relocation in the first quarter of 2008, prepaid software licenses and third party content providers.  We do not expect to incur significant fees associated with our move in future quarters.

Investing Activities

Net cash provided by investing activities was $3.2 million in the six months ended June 30, 2008, compared to net cash used in investing activities of $2.9 million in the same period in 2007.  Net cash provided in the first half of 2008 is primarily attributable to the return of our $3.5 million security deposit on the lease for our former corporate headquarters as a result of the termination of that lease and reimbursement of $2.4 million in reimbursable tenant improvements.  These increases were partially offset by additions to property and equipment and internal use software.  The property and equipment purchases were primarily related to $570,000 in leasehold improvements for our new office building and hardware purchases required for the development of internal use software. We do not expect to incur significant new costs associated with leasehold improvements in future quarters.  Cash used in investing activities in the first half of 2007 was primarily related to purchases of investments.

Financing Activities

Net cash provided by financing activities was $39,000 and $388,000 in the six months ended June 30, 2008 and 2007, respectively.  The decline in cash provided is primarily due to a reduction in stock option exercises in the first half of 2008 compared to the same period in 2007 and an increase in payments for capital leases.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of June 30, 2008, we had no unvested share-based payment grants with non-forfeitable dividend rights. We will adopt FSP EITF 03-6-1 on January 1, 2009, but do not expect the adoption of this FSP to have a material impact on our financial position, cash flows or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not currently hold any derivative instruments and we are not involved in any hedging activities at June 30, 2008 and, as such, the adoption of this Statement is not expected to have a material impact on our financial position or results of operations.

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

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $147,000 in debt related to capital leases as of June 30, 2008, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less; however, as of June 30, 2008 and December 31, 2007, our investments consisted entirely of money market funds.  Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

Foreign Currency Risk

Our foreign currency risk exposure is insignificant, because all of our sales are currently denominated in U.S. currency; however, a portion of our NOLs are denominated in Canadian dollars.  We have recorded a full valuation allowance for the net deferred tax asset associated with these NOLs, because realization of the future tax benefit is not currently likely; therefore, we believe our foreign currency risk exposure associated with these NOLs is insignificant.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.9 *	2008 Management Incentive Plan

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

Date:  August 14, 2008