Form 10-Q
period 2008-09-30
ONVIA INC
filed 2008-11-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common stock, par value $.0001 per share: 8,235,825 shares outstanding as of October 31, 2008.

ONVIA, INC.

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,693	$14,301
Accounts receivable, net of allowance for doubtful accounts of $73 and $52	1,197	1,393
Prepaid expenses and other current assets	655	549
Reimbursable tenant improvements	147	2,663
Security deposits, current portion	134	3,500

Total current assets	16,826	22,406

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $3,083 and $6,209	1,913	957
Security deposits, net of current portion	404	538
Internal use software, net of accumulated amortization of $1,550 and $1,079	3,588	1,838
Other assets	8	2

Total long term assets	5,913	3,335

TOTAL ASSETS	$22,739	$25,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,169	$2,220
Accrued expenses	1,430	1,335
Obligations under capital leases, current portion	106	113
Unearned revenue, current portion	8,611	9,096
Deferred rent, current portion	48	3

Total current liabilities	11,364	12,767

LONG TERM LIABILITIES:
Obligations under capital leases, net of current portion	12	89
Unearned revenue, net of current portion	142	342
Deferred rent, net of current portion	824	279

Total long term liabilities	978	710

TOTAL LIABILITIES	12,342	13,477

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,243,906 and 8,224,383 shares issued; and 8,235,825 and 8,207,465 outstanding	1	1
Treasury stock, at cost: 8,081 and 16,918 shares	(40)	(83)
Additional paid in capital	351,885	351,268
Accumulated deficit	(341,449)	(338,922)

Total stockholders’ equity	10,397	12,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,739	$25,741

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,488	$4,578	$13,391	$13,173
Content license	562	607	1,655	1,853
Management information reports	73	146	389	206
Other	43	59	196	183

Total revenue	5,166	5,390	15,631	15,415

Cost of revenue	1,066	928	3,228	2,700

Gross margin	4,100	4,462	12,403	12,715

Operating expenses:
Sales and marketing	3,069	2,700	8,854	8,565
Technology and development	975	784	3,069	3,151
General and administrative	986	1,021	3,418	2,909
Idle lease expense	-	(2,653)	-	(2,653)

Total operating expenses	5,030	1,852	15,341	11,972

(Loss) / income from operations	(930)	2,610	(2,938)	743
Interest and other income, net	99	247	410	743

Net (loss) / income	$(831)	$2,857	$(2,528)	$1,486

Unrealized gain on available-for-sale securities	-	19	-	14

Comprehensive (loss) / income	$(831)	$2,876	$(2,528)	$1,500

Basic net (loss) / income per common share	$(0.10)	$0.35	$(0.31)	$0.18

Diluted net (loss) / income per common share	$(0.10)	$0.33	$(0.31)	$0.18

Basic weighted average shares outstanding	8,236	8,119	8,226	8,049

Diluted weighted average shares outstanding	8,236	8,547	8,226	8,443

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(2,528)	$1,486
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization	1,114	1,232
Loss on abandoned assets	97	45
Loss on sale of property and equipment	-	7
Stock-based compensation	557	673
Change in operating assets and liabilities:
Accounts receivable	197	(82)
Prepaid expenses and other current assets	(106)	(311)
Other assets	20	7
Accounts payable	(1,051)	811
Accrued expenses	78	(255)
Idle lease accrual	-	(3,582)
Unearned revenue	(686)	494
Deferred rent	590	(77)

Net cash (used in) / provided by operating activities	(1,718)	448

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,568)	(130)
Proceeds from sales of property and equipment	3	-
Additions to internal use software	(2,352)	(814)
Purchases of investments	-	(9,044)
Maturities of investments	-	8,261
Return / (issuance) of security deposits	3,500	(538)
Reimbursable tenant improvements	2,516	-

Net cash provided by / (used in) investing activities	2,099	(2,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(83)	(24)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	94	1,084

Net cash provided by financing activities	11	1,060

Net increase / (decrease) in cash and cash equivalents	392	(757)

Cash and cash equivalents, beginning of period	14,301	8,430

Cash and cash equivalents, end of period	$14,693	$7,673

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$-	$(14)
Issuance of treasury stock for 401K matching contribution	(69)	(83)
Purchases under capital lease obligations	-	(250)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three or nine month periods ended September 30, 2008 or 2007.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$4	$3	$16	$12
Sales and marketing	11	60	157	238
Technology and development	41	38	147	72
General and administrative	74	118	237	351

Total stock-based compensation	$130	$219	$557	$673

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.60%	4.27%	2.87%	4.45%
Expected volatility	35%	46%	40%	46%
Dividends	0%	0%	0%	0%
Expected life (in years)	3.6	5.5	5.0	4.9

In September 2008, Onvia’s stockholders approved the amendment and restatement of the Amended and Restated 1999 Stock Option Plan, or 1999 Plan, as the Onvia, Inc. 2008 Equity Incentive Plan, or 2008 Plan.  The 2008 Plan is a tool for providing incentive compensation in the form of equity or equity-based awards. All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards.

The primary purpose of the amendment and restatement is to:

•	Increase the number of shares reserved for issuance by 190,000 shares;
•	Expand the types of awards available from only stock options to stock awards, restricted stock, restricted stock units and stock appreciation rights as well as stock options;
•	Provide that awards could be granted for ten years after the Board’s adoption of the plan in July 2008;
•	Require the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant;
•	Expand the specific provisions that govern awards in the event of a change in control; and
•	Provide for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation.

The complete text of the 2008 Plan is included as Exhibit 10.1 in Part II, Item 6 of this Form 10-Q.

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used for the purchase periods beginning during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	1.86%	4.98%
Expected volatility	28%	28%
Dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three and nine months ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2008	1,847,563	$8.55
Options granted	95,000	9.35
Options exercised	(2,778)	3.46
Options forfeited and cancelled	(3,317)	9.49
Total options outstanding at March 31, 2008	1,936,468	8.59
Options granted	40,000	6.32
Options exercised	(835)	3.86
Options forfeited and cancelled	(29,175)	7.91
Total options outstanding at June 30, 2008	1,946,458	8.56
Options granted	6,000	4.75
Options exercised	-	-
Options forfeited and cancelled	(40,333)	8.47
Total options outstanding at September 30, 2008	1,912,125	$8.55	5.89	$935,607

Options exercisable at September 30, 2008	1,337,592	$8.38	5.00	$935,000
Options vested and expected to vest at September 30, 2008	1,796,436	$8.52	5.75	$935,436

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $4.54 at September 30, 2008 for options that were in-the-money at September 30, 2008.  The number of in-the-money options outstanding and exercisable at September 30, 2008 was 518,051 and 513,384, respectively.

The weighted average grant date fair value of options granted during the three and nine month periods ended September 30, 2008 was $1.39 and $2.36 per option, respectively, compared to $3.72 and $2.99 in the same periods in 2007.

As of September 30, 2008, there was approximately $717,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.32 years.

During the three and nine months ended September 30, 2008, approximately $0 and $94,000, respectively, was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $691,000 and $1.0 million in the same periods in 2007.

4.	Net Loss per Share

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months		Nine Months
	2008	2007	2008	2007
Net (loss) / income	$(831)	$2,857	$(2,528)	$1,486
Shares used to compute basic net (loss) / income per share	8,236	8,119	8,226	8,049
Dilutive potential common shares:
Stock options	-	428	-	394
Shares used to compute diluted net (loss) / income per share	8,236	8,547	8,226	8,443
Basic net (loss) / income per share	$(0.10)	$0.35	$(0.31)	$0.18
Diluted net (loss) / income per share	$(0.10)	$0.33	$(0.31)	$0.18

For the three and nine months ended September 30, 2008, options and warrants to purchase approximately 2.0 million shares of common stock are excluded from the calculation because they would have been anti-dilutive since we were in a net loss position in those periods.
Comparatively, for the three and nine months ended September 30, 2007 options and warrants to purchase approximately 786,000 and 1.0 million shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock of $8.67 and $7.34, respectively, were not included in the calculation because the effect would have been anti-dilutive.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Prepaid expenses	$644	$511
Interest and other receivable	5	32
Other	6	6
	$655	$549

6.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	September 30	December 31,
	2008	2007

Computer equipment	$2,644	$2,757
Software	1,049	1,074
Furniture and fixtures	597	531
Leasehold improvements	706	2,804

Total property and equipment	4,996	7,166

Less accumulated depreciation and amortization	(3,083)	(6,209)

Net book value	$1,913	$957

Property and equipment includes $222,000 of property financed under capitalized leases as of September 30, 2008 and December 31, 2007.

7.	Internal Use Software

During the second quarter of 2008, Onvia abandoned $97,000 related to internal use software.  The abandoned assets relate to internal use code that was initially developed to enhance the functionality of existing products and internal workflow.  The Company no longer believes that the code will be compatible with the new platform currently being developed and believes that these costs have no future value to the Company.  The $97,000 abandonment represents the full unamortized value of these assets and is included in operating expenses under the general and administrative category in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Payroll and related liabilities	$1,080	$1,143
Accrued professional fees	120	112
State income and other taxes payable	230	80
	$1,430	$1,335

State income and other taxes payable at September 30, 2008 includes $167,000 for sales taxes owed to the state of Texas.  Onvia had outside sales representatives located in Texas during 2001 to 2003 and again from 2004 to 2006, creating nexus for Onvia in that state during these periods.  Onvia did not collect sales tax from its clients during this time, because it believed its services were proprietary and, thus, not subject to sales tax.  Onvia received a determination letter from Texas in May 2008 indicating that its services were taxable in Texas.

After receiving the determination letter, Onvia calculated the sales tax exposure for Texas clients and believes its maximum sales tax exposure is $167,000.  Onvia will take reasonable measures to collect sales taxes from its affected clients to reduce its obligation to the state; however, the Company has accrued the entire amount of the assessment, as management cannot reasonably estimate the amount of any such recoveries and does not expect them to be significant.  The amount of the assessment is included in the general and administrative category in Onvia’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008.

9.	Interest and Other Income, net

Net interest and other income consist of the following for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$104	$259	$423	$761
Interest expense	(5)	(5)	(17)	(5)
Other (expense) / income	-	(7)	4	(13)
	$99	$247	$410	$743

10.	New Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to the Company.

In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 in situations in which the market for a financial asset is inactive.  This FSP was effective upon issuance.  Adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to require additional disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  This FSP also amends FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. This FSP also clarifies the effective date in SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of September 30, 2008, Onvia had no unvested share-based payment grants with non-forfeitable dividend rights. Onvia will adopt FSP EITF 03-6-1 on January 1, 2009, but does not expect the adoption of this FSP to have a material impact on its financial position, cash flows or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, or FAS 161.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Onvia does not currently hold any derivative instruments and is not involved in any hedging activities at September 30, 2008 and, as such, the adoption of this Statement is not expected to have a material impact on its financial position or results of operations.

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

As of September 30, 2008, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

Remainder of 2008	$102	$5	$107
2009	899	19	918
2010	926	-	926
2011	954	-	954
2012	982	-	982
Thereafter	2,949	-	2,949

	$6,812	$24	$6,836

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31 (in thousands):

	Capital Leases
	Principal	Interest	Total
Remainder of 2008	$30	$3	$33
2009	82	6	88
2010	6	1	7
Thereafter	-	-	-

	$118	$10	$128

Purchase Obligations
Onvia has non-cancellable purchase obligations for marketing services, co-location hosting arrangements, software development and licensing agreements and third party content agreements. The current agreements expire in dates ranging from 2007 to 2010.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2008	$766
2009	642
2010	377
$1,785

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

On December 5, 2006, the Court of Appeals for the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Onvia.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice.

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

On October 2, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of the Company's initial public offering in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934. The complaint alleges that the combined number of shares of the Company's common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of the Company's initial public offering on March 2, 2000, through at least February 28, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various initial public offerings. On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. The Company waived service. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008. Plaintiff filed oppositions to both motions on September 8, 2008. All replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on the motions to dismiss is scheduled for January 16, 2009.  The Judge has stayed discovery pursuant to the Private Securities Litigation Reform Act (PSLRA) until he rules on all motions to dismiss. We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

Onvia has incurred net operating losses, or NOLs, from its inception through September 30, 2008, with the exception of the third quarter of 2007.  Because of this history of net operating losses Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

Executive Summary of Operations and Financial Position

For the quarter ended September 30, 2008, revenue was down approximately 4% to $5.2 million compared to $5.4 million in the same period in 2007.  For the nine months ended September 30, 2008, revenue was $15.6 million, compared to $15.4 million in the same period in 2007, representing an increase of 1%.  Because we recognize revenue ratably over the term of a subscription, current period sales impact GAAP revenue over the following twelve months.  The decline in year-over-year quarterly revenue is the result of weakness in our business during the latter part of 2007 and the first quarter of 2008.  The weakness we experienced was partly attributable to a planned change in focus of our sales organization, partly attributable to execution issues that we believe we have addressed, and partly attributable to economic challenges facing a portion of our client base.

Net loss in the third quarter of 2008 was $831,000, or $0.10 per share, compared to net income of $2.9 million, or $0.33 per diluted share, in the third quarter of 2007.  For the nine month periods, net loss was $2.5 million, or $0.31 per share, in 2008, compared to net income of $1.5 million, or $0.18 per diluted share, in 2007.  Our 2007 results include the impact of the termination of the operating lease on our former corporate headquarters, which resulted in the reversal of accrued idle lease expenses and acceleration of depreciation on certain leasehold improvements.  The net impact of this transaction for the three and nine month periods in 2007 was an approximately $2.4 million reduction in operating expenses.  We also recognized charges totaling $264,000 during the second quarter of 2008 related to a sales tax assessment and abandonment of internal use software.  Sales and marketing expenses increased because we increased the size of our acquisition sales force to accelerate new client acquisition, and we incurred higher third party content costs in the first nine months of 2008 as a result of the launch of Onvia Planning and Construction.  These factors, combined with the decline in revenue discussed above, resulted in the increased net loss.

The execution issues mentioned above relate to the transfer of our first year clients to new account managers in the first quarter of 2008.  This change was necessary to implement an enhanced on-boarding process for new clients, which we expect will improve first year client retention rates in the future.  This transfer of accounts was not smoothly executed and had a negative impact on our first year client retention rates.  To address this, we have developed health scores for all of our clients, and the scores for our new clients indicate that our first year client retention should begin to noticeably improve in the first quarter of 2009 when these clients first begin to come up for renewal.

We also believe our revenue growth has been affected by the increasing impact of the weak economy on a portion of our client and prospect base.  The majority of our clients and prospects are in the segments hardest hit by the economic slowdown; predominantly small to medium sized businesses in industries impacted by the soft construction market, including architects, engineers and construction companies.  While it’s difficult to estimate the impact of the weak economy on our business, we believe that new client acquisition and client retention has been slowed by the current economic environment.

We responded to our slowing revenue growth rate in the first quarter of 2008, in part, by increasing the size of our acquisition sales force, which contributed to 59% growth in new client sales in the third quarter of 2008 compared to the same period in 2007.  We continued to invest in sales and marketing in order to drive revenue and productivity per sales person in the face of the current economic headwinds.

In the third quarter, we tested a new high volume, lower touch sales process intended to create a profitable revenue channel from the smallest business segments.  The clients acquired through this channel have a lower contract value, which reduced overall Quarterly Contract Value per Client, or QCVC, in the third quarter of 2008 compared to the second quarter of 2008, but contributed to the growth in third quarter Annual Contract Value, or ACV.  We will continue to evaluate the profitability of this team through the fourth quarter.

The changes we implemented have stabilized GAAP revenue in the third quarter of 2008, and accelerated growth in metrics that indicate future revenue growth, such as ACV.  Year-over-year growth in ACV has accelerated to 9% over the third quarter of 2007, compared to 6% growth in the second quarter of 2008 over the same period in 2007.  In addition, client retention rates remained steady compared to the third quarter of last year, and the number of high value clients, which represent clients subscribing at the state level or above, and total clients has remained stable for three straight quarters.  We expect these improvements to be reflected in our GAAP statements over the next four quarters.

We evaluate the following four key operating metrics, among others, to assist in the evaluation of our operating performance, and believe these metrics provide a means to compare our business with other businesses in the information industry.

Annual Contract Value (“ACV”)
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products.  At September 30, 2008, ACV was $19.0 million, up 9% compared to $17.5 million at September 30, 2007 and up 4% compared to $18.2 million at June 30, 2008.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.  At September 30, 2008 we had approximately 8,100 clients, down 8% from approximately 8,800 at September 30, 2007 and flat compared to 8,100 at June 30, 2008.  At September 30, 2008, high value clients, or clients subscribing at the state level or above, totaled 7,500, down 5% compared to 7,900 at September 30, 2007 and flat compared to 7,500 at June 30, 2008.  The number of clients and high value clients has remained stable for three straight quarters.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.  At September 30, 2008, ACVC was $2,338, an increase of 18% compared to $1,984 at September 30, 2007.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  In the third quarter of 2008, QCVC was $2,351, an increase of 9% compared to $2,163 in the third quarter of 2007.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Subscription	87%	85%	86%	85%
Content license	11%	11%	11%	12%
Management information reports	1%	3%	2%	2%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue	21%	17%	21%	18%

Gross margin	79%	83%	79%	82%

Operating expenses:
Sales and marketing	59%	50%	57%	56%
Technology and development	19%	15%	20%	20%
General and administrative	19%	19%	22%	18%
Idle lease expense	0%	(49%)	0%	(17%)

Total operating expenses	97%	35%	98%	77%

Loss from operations	(18%)	48%	(19%)	5%
Interest and other income, net	2%	5%	3%	5%

Net loss	(16%)	53%	(16%)	10%

Revenue and Cost of Revenue

Revenue for the three and nine months ended September 30, 2008 was $5.2 million and $15.6 million, respectively, compared to $5.4 million and $15.4 million for the same periods in 2007.  The decline in third quarter 2008 revenue compared to the same quarter in 2007 is the result of weakness in our business during the latter part of 2007 and the first quarter of 2008, which impacted third quarter revenue because we recognize revenue ratably over the subscription term of our products.  The reasons for this weakness are described in more detail under the “Executive Summary of Operations and Financial Position” section above.  Revenue for the nine months ended September 30, 2008 increased by 1% primarily as a result of strong bookings growth in the first quarter of 2007, which impacted revenue in the first quarter of 2008 because we recognize revenue ratably over the term of our subscriptions.

Costs of revenues increased to 21% of revenue for both the three and nine months ended September 30, 2008 compared to 17% and 18% in the respective periods in 2007.  In total, costs of revenue were $1.1 million and $3.2 million in the three and nine month periods in 2008, respectively, compared to $928,000 and $2.7 million for these respective periods in 2007, representing an increase of $138,000, or 15%, for the three month period in 2008 and $528,000, or 20%, for the nine month period in 2008.

Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $162,000 in third-party content costs as a result of an increase in content requirements for our new Onvia Planning and Construction product, offset by a decrease of $25,000 in payroll related expenses because of a decrease in weighted average headcount on the content team.  Weighted average headcount on our content team was 54 and 55 during the three and nine months ended September 30, 2008, respectively, compared to 59 and 55 during the same periods in 2007.  The increase for the comparable nine month periods was primarily related to an increase of $505,000 in third-party content costs for the same reason as discussed above.

Sales and Marketing

Sales and marketing expenses increased in total and as a percentage of revenue to $3.1 million and 60% of revenue in the three months ended September 30, 2008, compared to $2.7 million and 50% in the same period in 2007.  In the nine month periods ended September 30, 2008 sales and marketing expenses decreased in total but increased slightly as a percentage of revenue to $8.9 million and 57% of revenue, compared to $8.6 million and 56% in the same period in 2007.

For the quarter ended September 30, 2008, sales and marketing expenses increased $369,000, or 14%, compared to the same period in 2007.  The increase is primarily comprised of $769,000 in payroll-related expenses due to a planned increase in headcount on these teams.  In addition, commissions were higher in the third quarter of 2008 as a result of increased acquisition sales compared to the same period in 2007.  Weighted average headcount in our sales and marketing teams was 92 during the three months ended September 30, 2008, compared to 77 in the same period in 2007. These increases were partially offset by a decrease of $330,000 in allocated expenses, $50,000 in stock-based compensation and $40,000 in recruiting fees.  Allocated expenses decreased in both the three and nine month periods in 2008 primarily because the termination of our office lease resulted in accelerated depreciation of leasehold improvements 2007.  Stock-based compensation decreased in both the three and nine month periods in 2008 because of the forfeiture of options held by our former Vice President of Sales.  Recruiting fees were higher in the three and nine month periods in 2007 primarily as a result of placement fees incurred for our new Vice President of Sales.

For the nine months ended September 30, 2008, sales and marketing expenses increased $290,000, or 3%, compared to the same period in 2007.  The increase was primarily related to an increase of $724,000 in payroll related expenses, primarily due to reasons discussed above, offset by a decreases of $251,000 in allocated expenses, $80,000 in stock-based compensation, $60,000 in recruiting fees, and $48,000 in marketing expenses.  Marketing expenses in 2007 were higher primarily as a result of costs incurred for the development of our website.  A portion of the website development costs incurred in 2007 were incurred during the planning stages of the project and costs incurred during this stage are required to be expensed pursuant to the guidance in Emerging Issues Task Force, or EITF, Issue No. 00-2, Accounting for Website Development Costs.  Weighted average headcount in our sales and marketing teams was 88 during the nine months ended September 30, 2008, compared to 80 in the same period in 2007.

Technology and Development

For the three months ended September 30, 2008, technology and development expenses were $975,000 and 18% of revenue, compared to $784,000 and 15% of revenue in the same period in 2007.  In the nine months ended September 30, 2008, technology and development expenses were $3.1 million and 19% of revenue, compared to $3.2 million and 20% of revenue in the same period in 2007.

For the comparable three month periods, technology and development expenses increased $191,000, or 24%.  The increase in expenses is partially attributed to an increase of $312,000 in payroll related expenses due to an increase in weighted average headcount on these teams, normal performance based salary increases and milestone incentive payments related to new product development. Weighted average headcount in our technology and development teams was 26 and 27 during the three and nine months ended September 30, 2008, respectively, compared to 23 and 30 in the same periods in 2007. Allocated expenses increased by $60,000 as a result of increased headcount on these teams, and co-location fees increased $46,000 because we moved our web, database and transaction-processing servers to a co-location facility. These increases were offset by an increase of $159,000 in the amount of capitalized internal use software development costs, which represent payroll related expenses for this group, during the quarter ended September 30, 2008 compared to the same period in 2007, and a decrease of $72,000 in recruiting fees.  Capitalized internal use software development costs were higher in 2008 because of the development of a new technology platform initiative scheduled for release in the fourth quarter of 2008.

For the nine months ended September 30, 2008, technology and development expenses decreased $82,000, or 3%.  Expenses decreased primarily because we capitalized $603,000 more in internal-use software development costs as discussed above and recruiting fees decreased $78,000.  These decreases were partially offset by increases of $338,000 in payroll-related expenses, $132,000 in third-party co-location fees as discussed above, $81,000 in non-cash stock-based compensation primarily for option grants to our new Chief Information Officer, which were granted in July 2007, and other technology personnel, and $30,000 in travel expenses associated with travel to our offshore development partner.

General and Administrative

For the three months ended September 30, 2008, general and administrative expenses were $986,000, or 19% of revenue, compared to $1.0 million, or 19% of revenue, in the same period in 2007.  In the nine months ended September 30, 2008, general and administrative expenses were $3.4 million and 22% of revenue, compared to $2.9 million and 18% in the same period in 2007.

For the comparable three month periods, general and administrative expenses decreased $35,000, or 3% in 2008 compared to 2007.  The decrease is primarily related to a decrease of $44,000 in non-cash stock-based compensation, primarily due to an increase in our estimated forfeiture rate due to an increase in actual forfeitures, and a $23,000 decrease in professional services. This decrease is offset by an increase of $25,000 in payroll related expenses as a result of a slight increase in headcount.   Weighted average headcount in this group was 13 and 12 during the three and nine months ended September 30, 2008, compared to 11 during the same periods in 2007.

For the comparable nine month periods, general and administrative expenses increased $509,000, or 17%, in 2008 compared to 2007.  The increase is partially attributed to two items that we do not expect to recur: In the second quarter of 2008, we recorded a $167,000 expense related to an assessment for past due sales taxes in the state of Texas.  In addition, we incurred $163,000 in office relocation expenses during the first quarter of 2008 associated with the move to our new corporate headquarters building.  In addition to these two items, recruiting expenses increased $153,000 primarily associated with the hire of our new Vice President of Marketing and senior technology personnel, and we had $52,000 more in abandoned internal use software during 2008, compared to 2007.   These increases were offset by a decrease of $115,000 in stock-based compensation as a result of revising our estimated forfeiture rate.

Interest and Other Income, Net

Net interest and other income was $99,000 and $410,000 for the three and nine months ended September 30, 2008, respectively, compared to $247,000 and $743,000, respectively, for the same periods in 2007.  The decreases are primarily attributable to a decrease in short term interest rates in 2008 compared to 2007.  Interest expense was $5,000 and $17,000 in the three and nine months ended September 30, 2008, respectively, compared to $6,000 in both the three and nine months ended September 30, 2007.  Interest expense relates to capital leases for server equipment.

Net Loss and Net Loss per Share

We reported net losses of $831,000 and $2.5 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $2.9 million and $1.5 million in the same periods in 2007.  The increase in net loss resulted primarily from the increases in operating expenses and cost of revenue as discussed above.  On a diluted per share basis, net losses were $0.10 and $0.31 for the three and nine months ended September 30, 2008, respectively, compared to net income $0.33 and $0.18, respectively, for the same periods in 2007.

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

Revenue Recognition
Our revenues are primarily generated from client subscriptions and content licenses.  Our subscriptions are generally annual contracts and revenues are typically prepaid at the beginning of the subscription term. We also offer, on a limited basis, extended multi-year contracts to our subscription clients. Content licenses are generally multi-year agreements and are typically invoiced on a monthly or quarterly basis.  Subscription fees and content licenses are recognized ratably over the term of the agreement. We also generate revenue from fees charged for management information reports, document download services, and list rental services, and revenue from these types of services is recognized upon delivery.

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

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by SOP 98-1.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $858,000 and $2.4 million in internal use software costs during the three and nine months ended September 30, 2008, respectively, compared to $661,000 and $859,000, respectively, during the same periods in 2007. Capitalized costs during the three and nine month periods in 2008 increased significantly compared to the same periods in 2007 as a result of the development of the Onvia Planning and Construction product, the implementation of a new CRM system, and development for the new technology platform initiative.  Amortization related to capitalized software was $195,000 and $506,000 for the three and nine months ended September 30, 2008, respectively, compared to $64,000 and $189,000, respectively, in the same periods in 2007.

During the second quarter of 2008, we abandoned $97,000 related to internal use software.  The abandoned assets relate to internal use code that was initially developed to enhance the functionality of existing products and internal workflow.  We no longer believe that the code will be compatible with the new technology platform currently being developed and we believe these costs have no future value.  The $97,000 abandonment represents the full unamortized value of these assets and is included in operating expenses under the general and administrative category in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008.

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

We periodically evaluate our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three or nine months ended September 30, 2008 or 2007.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of September 30, 2008 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$6,812	$776	$2,841	$2,039	$1,156
Purchase obligations (1)	1,785	1,335	438	12	-
Capital lease obligations (2)	128	115	13	-	-
Other operating lease obligations (3)	24	20	4	-	-
Total	$8,749	$2,246	$3,296	$2,051	$1,156

(1) Purchase obligations relate to co-location hosting arrangements, software development and licensing agreements, marketing agreements, telecom agreements and third party content agreements.
(2) Capital lease obligations relate to server equipment and related maintenance agreements.
(3) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents were $14.7 million at September 30, 2008, and our working capital was $5.5 million. All of our investments at September 30, 2008 were in a U.S. Treasury fund, which is considered cash equivalent; therefore, we did not hold any short-term investments at September 30, 2008.  From December 31, 2007 to September 30, 2008, our cash and cash equivalents increased $392,000.  The increase in cash and cash equivalents is primarily due to the return of our $3.5 million security deposit for the lease on our former corporate headquarters and the receipt of $2.5 million in reimbursable tenant improvement costs during the nine months ended September 30, 2008.  These increases in cash and cash equivalents were partially offset by $1.6 million in purchases of property and equipment, and $2.4 million in additions to internal-use software, $1.3 million of which was paid to external vendors. There was a $1.1 million increase in vendor payments primarily related to our office relocation, prepaid software licenses and third party content providers.  Unearned revenue decreased by $686,000,because we reduced our early renewal program and more of our clients now pay for their subscriptions on a quarterly basis.

Although we generated positive cash flow from operations in the first nine months of 2007 and for the fiscal year of 2007, we did not generate positive cash flow from operations in the first nine months of 2008, primarily because of increased vendor payments as discussed above and lower cash receipts as planned from a reduced focus on advance renewals.  We may not be able to generate positive cash flow from operations in the future; however, we do expect to generate recurring positive cash flows from operations before we would be required to seek additional financing to fund operations by increasing client retention and acquisition, and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.  We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering and scheduled price increases.

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

Operating Activities

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $448,000 in the same period in the prior year. The change to net cash used in operating activities from net cash provided by operating activities was primarily attributable to a decrease in cash collected for prepaid subscriptions in the first nine months of 2008 compared to the same period in 2007 because of a planned reduction in advance renewals in 2008, an increase in the number of clients receiving quarterly payment terms, and an increase in vendor payments associated with our office relocation in the first quarter of 2008, prepaid software licenses and third party content providers.

Investing Activities

Net cash provided by investing activities was $2.1 million in the nine months ended September 30, 2008, compared to net cash used in investing activities of $2.3 million in the same period in 2007.  Net cash provided in the first nine months of 2008 is primarily attributable to the return of our $3.5 million security deposit on the lease for our former corporate headquarters as a result of the termination of that lease and reimbursement of $2.5 million in reimbursable tenant improvements.  These increases were partially offset by additions to property and equipment and internal use software.  The property and equipment purchases were primarily comprised of $701,000 in computer hardware purchases required for the development of internal use software, and $704,000 in leasehold improvements for our new office building. We do not expect to incur significant new costs associated with leasehold improvements in future quarters.  Cash used in investing activities in the first nine months of 2007 was primarily related to purchases of investments.

Financing Activities

Net cash provided by financing activities was $11,000 and  $1.1 million in the nine months ended September 30, 2008 and 2007, respectively.  The decline in cash provided is primarily due to a reduction in stock option exercises in the first nine months of 2008 compared to the same period in 2007 and an increase in principal payments on our capital leases.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to us.

In October 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 in situations in which the market for a financial asset is inactive.  This FSP was effective upon issuance.  Adoption of this FSP did not have a material impact on our financial position or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to require additional disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  This FSP also amends FASB

Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee.  The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. This FSP also clarifies the effective date in SFAS 161. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because FSP FAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of September 30, 2008, we had no unvested share-based payment grants with non-forfeitable dividend rights. We will adopt this FSP on January 1, 2009, but do not expect the adoption of this FSP to have a material impact on our financial position, cash flows or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133, or FAS 161.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not currently hold any derivative instruments and we are not involved in any hedging activities at September 30, 2008 and, as such, the adoption of this Statement is not expected to have a material impact on our financial position or results of operations.

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

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $118,000 in debt related to capital leases as of September 30, 2008, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, auction rate securities and corporate debt securities with remaining maturities of thirteen months or less; however, as of September 30, 2008 and December 31, 2007, our investments consisted entirely of money market funds.  Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

o
Continued weakness in the commercial-residential housing market, or in the U.S. economy in general, could drive reduced spending by our clients and prospective clients on business intelligence services

o
Continued weakness in the commercial-residential housing market, or in the U.S. economy in general, could reduce tax revenues collected by government agencies and may result in reduced government spending in the future

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
o
We have invested significant capital into the development of new products, such as Onvia Planning and Construction, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

o	We may improperly price our new product offerings for broad client acceptance
o	We may overestimate the value of sales intelligence to companies in the infrastructure marketplace

•	Financial, economic and market risks

o	We have a limited operating history, making it difficult to evaluate our business and future prospects
o	We may not be able to generate recurring positive cash flows from operations
o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance
o	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock
o	Changes in accounting and reporting policies or practices may affect our financial results or presentation of results, which may affect our stock price

•	Operational risks

o	System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients
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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

a) Onvia’s annual stockholders meeting was held on September 5th, 2008 in Seattle, Washington

b) The matter voted upon at the annual stockholders meeting and the number of votes cast for, against or withheld were as follows:

To elect Class II directors until the 2011 Annual Meeting of shareholders and until their successors are elected and qualified.

Name	Votes For	Votes Against	Votes Withheld
Michael D. Pickett	7,491,854	0	145,432
Roger L. Feldman	7,492,054	0	145,232

c) The matter voted upon at the annual stockholders meeting and the number of votes cast for, against, abstained or withheld were as follows:

To approve the Onvia, Inc. 2008 Equity Incentive Plan.

For	Against	Abstain	Votes Withheld
4,187,563	913,876	5,932	2,529,915

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Form 10-Q for the quarter ended September 30, 2004, filed on August 12, 2004)

3.2	Bylaws of Onvia (incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)

4.1	Form of Onvia’s Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

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

10.1*++	Onvia, Inc. 2008 Equity Incentive Plan

10.2*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2004, filed on March 25, 2005)

10.3*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4*++	Amended 2000 Employee Stock Purchase Plan

10.5*	2000 Directors’ Stock Option Plan (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

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

10.9 *	2008 Management Incentive Plan (incorporated by reference to Exhibit 10.9 to the Report on Form 10-Q for the period ended June 30, 2008, filed on August 14, 2008)

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

Date:  November 14, 2008