Form 10-K
period 2008-12-31
ONVIA INC
filed 2009-03-31
CIK 1100917

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2008, as reported on the NASDAQ Global Market, was $30,062,825.

The number of shares of the registrant’s common stock outstanding at March 1, 2009 was 8,246,828.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement related to its 2009 annual stockholders’ meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2008

INDEX

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

In this report, we rely on and refer to information and statistics regarding the markets for various products. We obtained this information from third-party sources, discussions with our customers and our own estimates. We believe that these third-party sources are reliable, but we have not independently verified them and there can be no assurance that they are accurate.

ITEM 1.	BUSINESS

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

We are a leading provider of information products and planning tools that help companies plan, market and sell to targeted markets throughout the United States, or U.S.  Our information products and planning tools focus on federal, state, local and educational purchasing entities, and on early stage commercial and residential infrastructure projects.  Our information products and planning tools help clients proactively track their competitors, analyze market trends, and identify new market opportunities.  Marketers can research government agencies and private sector businesses to establish and maintain business relationships.  Our clients can leverage sales leads from our database in the form of new business prospects, alerts for upcoming contracting opportunities, and from historical public and private infrastructure projects to find and win new revenue opportunities. Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Our processes, which collect and organize transactional information into actionable market intelligence, have enabled us to make the same high-value sales intelligence affordable to businesses of all sizes.  We believe our business solutions provide our clients with a distinct competitive advantage.

Our  information products and planning tools leverage its proprietary database, Onvia Dominion®, which has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within the Onvia Dominion® database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 5 million procurement related records connected to over 275,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 160,000 current and historical opportunities covering activity within the top 85 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so clients are able to quickly find and analyze information relevant to their businesses.

Most of our revenues are currently generated from three main business channels: subscriptions, content licenses, and management reports.  Subscription-based services are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased and, with respect to certain products, the number of users or number of records purchased.

Revenue from content licenses is generated from clients who resell our business content data to their customers.  Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements typically have a higher annual contract value or ACV than our subscription-based services. ACV represents the aggregate annual contract value of our client base. Revenue from content license agreements is recognized ratably over the term of the agreement.

Revenue from the sale of management information reports is recognized upon delivery of the report to the client.  Pricing for management reports is generally based on one, or a combination of, the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery.

We were incorporated in January 2000 in the state of Delaware.  Our principal corporate office is located in Seattle, Washington.  Our common stock trades on the NASDAQ Global Market under the symbol ONVI.

Industry Background

The infrastructure marketplace, defined as the industries supported by public and private construction projects and facilities maintenance, spends over $1 trillion annually. Over 3.4 million businesses compete for opportunities within this highly competitive marketplace and identifying qualified business partners and prospects is essential to the success of companies that operate in the infrastructure market-place.  Identifying relevant infrastructure projects and partners can be difficult and companies spend a substantial amount of time and effort to locate and research potential partners and opportunities to grow their businesses.  The Internet provides short-term visibility into government and private sector contracting information for both government agencies and businesses alike, but does not provide the on-demand intelligence required to guide strategic decisions.

Even after a new business opportunity is identified, many companies do not have enough information to prequalify the opportunity, such as decision maker information, the purchasing history of the government agency or project owner, and who competes for similar projects.  This information is useful not only for companies contracting directly with the project owner, but also for subcontractors that would like to compete for work on awarded contracts.  This information is rarely available from one source, and may not be available at all for completed projects.

Success in the private commercial and residential construction marketplace is largely based upon strong business relationships and early involvement.  Development projects must be identified early in the planning and zoning process for a contractor or architect to be considered for the engagement.  Business relationships are essential for some specialties, such as environmental engineers, who may need to identify projects before presentation to the zoning and planning board.  Strong segment contacts are the primary way companies identify private sector projects at the very earliest stage.  Companies competing in this market need to know who the key decision makers are within their industry and region to ensure that they are properly positioned to win future opportunities.

Public sector opportunities are difficult to prequalify for most businesses.  Often, revenue opportunities are included within the specification documents supporting the request for proposal, or RFP, and request for quote, or RFQ.  Without tools to quickly identify the pertinent information, businesses must review extensive documentation to identify relevant business opportunities.  Our comprehensive database contains much of this information on both a historical and real-time basis with thousands of new records added to our database each day.  Much of the information in our database is linked, so clients can quickly research information relevant to a particular project in one centralized location.  Our clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others.  Using our database and tools, clients spend less time on research and more time preparing proposals, establishing relationships, and executing contracts.

Products and Services

Our products and services provide access to our proprietary Onvia Dominion database of project specific information and provide clients specialized tools for analyzing information relevant to their businesses.  We expect to continue to expand our content and develop new database analysis and access tools to meet the needs of existing clients as well as potential new categories of clients.

We leverage technology, tools and business processes to research, classify and publish actionable public and private sector opportunities from public and private sources. Through an automated process, we link related records within our database, prequalify business opportunities for clients based upon the client’s profile, and provide access to the information in a timely manner, generally within 24 hours of their public release. Our database contains information on the largest industry verticals, with a focus on the infrastructure verticals, which include:

·	Architecture and Engineering
·	Construction and Building Supplies
·	IT / Telecommunications
·	Professional Services
·	Operations and Maintenance Services
·	Transportation
·	Healthcare
·	Water and Energy / Alternative Energy

Within these verticals we also provide hard-to-find content, which presents a comprehensive view of a project throughout the most critical phases of the procurement lifecycle. These transactional records include:

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

·	Bid Results and Awards Information – notifies businesses of awarded bids, providing information for use in their own sales and marketing activities; and
·	Grants – supplies federal grant information critical to businesses tracking or applying for publicly-funded projects.

Our public and private sector solutions are two distinct service offerings, but when used together, the complementary resources provide a comprehensive view of the infrastructure marketplace.

Our business solutions are comprised of the following products:

Onvia Business Builder
Onvia Business Builder is our flagship public sector product and is intended to enable businesses of all sizes to effectively compete in the government procurement marketplace.  This product leverages our proprietary database of historical information gathered from local, state and federal government agencies and education entities to help clients evaluate and respond to new bid requests and RFPs with more competitive responses by allowing them to easily research competitor and buyer information.

Subscribers to Onvia Business Builder receive customized daily email notifications about relevant business opportunities in their industries associated around four key data hubs: project history, agency research, agency buyer research, and competitor research. Agency buyer refer to the procurement officers at the agencies our clients are attempting to win business from.  The collective view of this information provides visibility into purchasing trends by agency and by agency buyer to evaluate potential competitors.

Project History
Project History tracks information through a project’s life cycle, including advance notice information, planholder/bidder lists and bid results as available. Project history provides competitive intelligence as well as leads on potential subcontracting opportunities.

Agency Research
Agency Research offers historical research into government agencies, including procurement archives, decision maker contact lists and purchasing contact lists.  This intelligence provides insight into purchasing trends within each agency and allows clients to tailor bids and proposals for each sales opportunity.

Buyer Research
Buyer Research provides purchasing history related to government purchasing officers, including their areas of expertise and past relationships with other vendors.  This information enables clients to effectively target their sales activity and manage relationships with government purchasers.

Competitor Research
Competitor Research is a public sector activity archive that informs clients about where their competitors have won contracts and provides detailed product and price information that enables clients to conduct competitive analysis prior to submitting bids and proposals.

Onvia Business Builder provides information necessary to qualify opportunities, improve decision making, prepare tailored bids, and manage agency relationships, all of which should improve the success rates of the our clients in obtaining new procurement awards.

The Onvia Guide
Onvia Guide subscribers receive the same customized daily email notifications about relevant business opportunities that subscribers to the Onvia Business Builder product receive, without the user interface to research information in our database.  This product is an affordable entry level option for our clients.

Onvia Planning and Construction
In February 2008, we expanded our business solutions to include information on the commercial and residential development market.  Onvia Planning and Construction, or OPC, provides early stage project information on commercial and residential development projects.  This market intelligence solution is comprehensive, covering the top 85 metropolitan areas within the United States.  Our database of over 160,000 commercial and residential records provides a detailed overview of the commercial and residential marketplace.  This market intelligence can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, OPC helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inbox.  Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

Management Reports
In addition to subscription services, we also offer a number of custom management information reports. These reports are generally one-time deliverables and revenue is recognized upon delivery.
·
Term Contracts – Contain actionable sales information on term or continuing service contracts at public agencies coming up for renewal.  With this report clients know what contracts exist, when they are coming up for renewal, who the incumbent is and who the buyers are, allowing our clients to perform an early evaluation of the opportunity so they can be more competitive with their proposals to increase their public sector business.

·
Contact Lists – Provide clients a comprehensive list of decision makers, agency procurement officers and zoning officials that can be used to develop relationships and identify potential business partners.

·	Market Opportunity Reports – Provides market intelligence needed for strategic planning and marketing, such as:
o	Year-over-year growth rates by market or category to help understand buying trends;
o	Market growth rates to assist in business planning;
o	Distribution of state and local opportunities by sales territory to help allocate resources;
o	Competitive analysis; and
o	Seasonality and buying trends.
·
Winning Proposals Library – Compare and contrast winning proposals submitted by competing firms in order to gain competitive insights.  Provides insight into how other companies position their qualifications and personnel, structure and format persuasive proposals, incorporate supporting materials, price goods and services, and differentiate themselves from their competitors.

Strategy

Our mission is to be the competitive advantage that powers sales and marketing results through actionable information and insight. Key elements of our strategy include:

·
Expand the valuable content included in the database:  Historically, we have collected hard to find information types to increase the value of content to clients such as planholders lists, bidder lists, and agency decision maker lists.  In 2008 we introduced private sector commercial and residential development information dating back to January 2007.  By expanding the coverage of current and historical information, we believe content will be applicable to broader market segments, and should improve retention of our existing client base.

·
Enhance our existing information products and planning tools:  Over the last several years, we have introduced new tools to enhance the access to information contained in our database and tools to improve the relevance of the information returned from searches against our database. In 2005, we introduced Onvia Business Builder which was enhanced in 2006 to allow clients the option to use a limited search capability without access to the complete database, and in 2008 we introduced Onvia Planning and Construction. In 2009, we are continuing to develop new core technologies, including a comprehensive new user interface which combines access to public and private sector data. By continuing to enhance our product offering through the introduction of new tools and content that further improve our clients’ ability to tailor the information to the needs of their business, we expect that this will increase the satisfaction of our existing clients, thereby increasing retention rates, and broaden the appeal of our products to potential new categories of clients.

·
Understand client needs: We are committed to intimately understanding the needs of our clients and the marketplace. In February 2008, we performed a comprehensive market research study to gain further insight on the business development needs of our clients and results of this research led to the introduction of Onvia Planning and Construction.  We will continue to solicit feedback from our clients to understand their needs, specifically as they relate to new information requirements in the ever changing infrastructure marketplace and the current economic landscape. We will leverage this feedback to guide the development of new tools and content.

·
Target prospects with high lifetime value: We intend to focus our marketing efforts toward reaching the prospects that fit a high value profile which ultimately leads to higher lifetime value.  Our history also shows that organizations with certain firmographic characteristics tend to subscribe to the most valuable products and services, and have higher client satisfaction.  If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.

Clients

We service our clients through two separate business channels:  client subscriptions and content licenses.  Client subscriptions are sold directly to the end user of the business intelligence.  At December 31, 2008, we had approximately 8,400 subscribing clients. Client subscriptions contributed approximately 86% of our revenue in 2008 and 2006 and 85% in 2007.  The annual contract value of client subscribers was approximately $19.8 million, $17.6 million and $15.5 million at December 31, 2008, 2007 and 2006.

Our second business channel, content licenses, represents clients who resell our business intelligence to their customers.  These clients represented approximately 11%, 12% and 13% of our revenue in 2008, 2007 and 2006.  The annual contract value of our content license clients was approximately $2.2 million, $2.4 million and $2.1 million at December 31, 2008, 2007 and 2006.

We also generate revenue from fees charged for one-time management reports, document download services, and list rental services; these fees represented a combined 3% of revenue in 2008 and in 2007 and 1% in 2006.

Sales Strategy

The primary objectives of our sales strategy are to increase annual contract value and client retention and to reduce the cost of client acquisition and support.  Our sales strategy is to:
·
Increase the specialization of account management resources (by vertical and segment) and reduce the number of accounts each representative manages to deliver greater client service and increase client satisfaction; and

·
Increase the efficiency and predictability of the acquisition team by shortening the potential project discovery process through consistent and proactive prequalification of prospects and selective targeting of ideal prospects that do business in verticals served within our product offering.

Our 2009 sales strategy also has strong emphasis on performance management processes around forecasting, managing activities, and prioritizing activity around at risk clients.

Marketing Strategy

We deploy an integrated approach to marketing by incorporating email direct marketing, online search engine marketing, event marketing, public relations, and by supporting sales tools and collateral.  Client retention and upgrade marketing are an integral part of our marketing strategy.  Marketing programs are intended to keep our name and solutions in front of our clients and prospective clients in a relevant and meaningful way, through newsletters, new product updates, government best practice emails, blogs, and personalized renewal reminders, among others.

In 2008, we focused our marketing efforts on generating high quality sales leads at the lowest cost, while providing the sales tools to support high-value sales.  We refined our online marketing programs and website to drive more qualified leads from people using search engines to identify revenue opportunities.  In 2009 lead generation efforts will focus on increasing efficiency through driving more highly qualified, targeted companies as leads. We will supplement this effort with more sophisticated client relationship management, relationship marketing communications, analytics, tracking and reporting. The 2009 marketing strategy will center on the challenging economic climate and the American Recovery and Reinvestment Act of 2009 (the “Federal Government Stimulus”).

Agency Relationships

Agency partners bring value through source contributed content and by providing referrals of their business suppliers. As of December 31, 2008, we had approximately 400 active partner agencies in key metropolitan areas nationwide. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts.

Technology

We support our operations and business solutions using an advanced technology platform designed to serve a large and rapidly increasing volume of web traffic in a reliable and efficient manner without critical failures. Our systems are designed to:

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

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at a third-party offsite co-location facility. Our co-location vendor provides 24x7 monitoring and engineering support in a climate-controlled and physically secure environment and our network operations personnel have 24x7 access to the facility. Our data center has redundant communication lines from multiple Internet service providers and has its own emergency power and backup systems. We house all non-critical systems such as development servers, quality assurance servers, and internal network servers at our headquarters in Seattle.

In addition to maintaining responsibility for the technical architecture, security and uptime of our business solutions, our technology department works closely with the sales and marketing departments to ensure that client feedback for new features is incorporated into new products and services.

Competition

The market for comprehensive intelligence on the infrastructure marketplace is underserved. Competitors include, to a limited extent, bid aggregators, industry analysts and government e-procurement platforms.

Our current and potential competitors include, but are not limited to, the following:

•	Information companies that target specific verticals also covered by our services, such as McGraw-Hill, Contractors Register and Input; and
•	Lead generation and bid matching companies such as FedMarket.com, BidNet and GovernmentBids.com.

We may face additional competition in the future as well-funded companies pursue new government procurement and private sector database products and services. We must differentiate ourselves by expanding our database, developing products and services with high switching costs, and maintaining a loyal base of repeat clients.  To achieve this we must continually enhance our content and sources, and provide our clients with relevant, customized views of our database to achieve these objectives.

We believe that the principal competitive factors affecting our market include, but are not limited to, breadth, depth and timeliness of content, content quality, base of existing clients, and client service. In order to excel at these principal competitive factors, we strive to achieve a superior understanding of our clients, offer greater value in content and services and sustain a more efficient operating model. We also mitigate some potential competitive pressures by selling our content to some competitors for redistribution to their clients. We believe that the current database offering compares favorably to select offerings available in the marketplace today based on the depth and history of our information, breadth of content types, and daily updates.

Seasonality

New client acquisition is subject to some modest seasonal fluctuations. The third quarter has historically been our slowest quarter for new client acquisition. The construction industry is our single largest market and historically these prospects are fulfilling contracts during the summer months and not prospecting for new work, which causes acquisition of new clients to be slower in the summer months. For this reason, it may not be possible to compare the performance of our business by consecutive quarters, and our quarterly results should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter for the previous year.

Intellectual Property Rights

Our future success depends in part on intellectual property rights, proprietary rights, and technology.  We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We seek to protect our internally developed products, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot ensure that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

We license and will continue to license certain products integral to services from third parties, including products that are integrated with internally developed products and used jointly to provide key content and services. These third-party product licenses may not continue to be available on commercially reasonable terms and we may not be able to successfully integrate such third-party products into our solutions.

We presently have no issued U.S. patents and we have one U.S. patent application pending.  We filed a U.S. patent application for Onvia Business Builder product in 2006.  It is possible that we may not develop future proprietary products or technologies that are patentable and that the patents of others will seriously harm our ability to do business.

We own the following registered trademarks in the U.S. Patent and Trademark Office:  ONVIA, ONVIA and Design (current logo with orange circular design), ONVIA DOMINION, DEMANDSTAR, DEMANDSTAR.COM, QUOTEWIRE, BIDWIRE, and E-JOURNAL OF COMMERCE. The Company also owns the following registered trademarks in Canada: ONVIA, ONVIA.COM, and ONVIA.COM and Design.

Employees

As of March 1, 2009, we had 173 employees working in the following departments: 90 in sales and marketing, 51 in research, which are included in cost of sales, 20 in technology and development and 12 in general and administrative.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2008, 2007 and 2006, all of our revenues were generated from clients located in the United States.  All of our long lived assets are located in the United States.

Available Information

We file with and furnish to the Securities and Exchange Commission, or SEC, periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and other information, along with amendments to such reports. Our SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our annual report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC are available on the “About Onvia” section of our website at www.onvia.com as soon as reasonably practicable after we have filed them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, results of operations and financial condition and could cause our stock price to decline. As a result of the risk factors set forth below and elsewhere in this Report, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from historical results or those projected in any forward-looking statements.

Risks related to our growth strategy

Weakness in the U.S. economy and in the commercial-residential housing market specifically, could drive reduced spending by our clients and prospective clients on business intelligence services.

The majority of our clients are small to medium sized businesses operating within the infrastructure verticals, which include industries that are negatively impacted by a slowdown in the commercial and residential development market, such as building & construction and architecture & engineering.  Broad economic downturns typically have a greater impact on small and medium sized businesses than on larger entities. The economic downturn in these industries could cause our clients and prospective clients to reduce their spending on market intelligence, which would slow our revenue growth.

Continued weakness in the U.S. economy may negatively impact our client retention rates.

The current economic slowdown is far-reaching and is having severe adverse impacts on businesses of all sizes.  Many smaller, less capitalized businesses have already failed.  If the downturn persists it is possible that this will extend to larger better capitalized businesses as well.  If a significant number of our existing clients were to fail, or to cut back on operating expenses by eliminating services perceived as non-essential, our client retention rates would be adversely impacted, which would slow our revenue growth.

We may not be able to meet projected renewal rates.

Our ability to continually enhance our products and services to provide relevant information to our clients, appropriately classify and distribute information, provide excellent client service, maintain competitive pricing and meet our clients’ expectations for source coverage and new content will significantly impact their satisfaction with our products and services and will impact their decision to renew. If we are unable to meet our clients’ expectations, renewal rates and projected growth and profitability will suffer.

We may be required to increase sales and marketing expenses in order to achieve revenue goals.

During 2007 and 2008, we directed significant resources toward the development of our website, which we believe will generate a significant portion of sales leads in the future.  If our improved website or other existing or planned marketing initiatives do not drive sufficient sales leads, we may be required to increase spending on new and untested marketing initiatives to deliver adequate leads to our sales team in order to achieve revenue goals, and our operating results may suffer.

Achieving our sales goals also depends in part on increasing the number of new clients generated by our acquisition sales team.  We plan to increase new client acquisition by improving the productivity of each of our sales representatives through performance management and by delivering more highly qualified leads through our marketing efforts.  We have hired new sales leadership and plan to invest in new sales tools to increase productivity; however, if we do not achieve the desired productivity increases, we may be required to increase headcount to a greater extent than planned, which would increase operating expenses and may adversely impact operating results.

We may not be able to increase subscribership to high value products.

We expect that a significant portion of future growth will come from increasing annual contract value per client, and we expect this to be driven by increased adoption of our high value products.  Subscribers to our high value products have higher annual contract value, higher renewal rates and provide greater lifetime value to us. Failure to increase subscribership to these products would limit our future growth and adversely affect our results of operations.

We may not achieve projections for adoption of new products by new and existing clients.

We made significant investments in 2008 to expand our database and develop the Onvia Planning and Construction product. We plan to launch additional content and tools in 2009 and beyond.  We expect to see an increase in retention rates for existing clients and an increase in new customer acquisition because of the added features in these new products and tools.  Adoption of these products by new and existing clients may not be consistent with our estimates, which would adversely impact client metrics and future growth.

We may fail to attract, hire and retain sales associates who can effectively communicate the benefits of our products to  our clients and prospects, and they may be unable to achieve expected sales targets.

In order to achieve projected revenue growth rates, our sales teams must be able to effectively communicate the benefits of our products to existing and potential clients. We expect to see increases in client retention rates and in new client acquisition revenue and our sales goals are aggressive. If we are unable to retain current sales associates and attract and hire new sales associates with the appropriate skills, we may not be able to achieve projected sales targets and revenue growth rates.

If we cannot effectively satisfy clients across all targeted industry verticals, we may decide to target fewer industries, and as a result, may lose clients.

If we find that retention and acquisition rates in any of our focused verticals are not meeting expectations due to lack of bid-flow or for other reasons, we may choose to specialize in fewer industry verticals to improve client satisfaction and retention in the remaining verticals. As a result, we may lose clients in the non-core verticals. A more targeted focus on these core verticals may not generate the expected level of increased retention and acquisition.

Our competitors may develop similar technologies that are more broadly accepted in the marketplace.

The functionality in Onvia Business Builder and Onvia Planning and Construction is robust, and we expect that if adoption of these tools is in line with our expectations that competitors may introduce products with similar functionality.  If competitors introduce products with similar functionality or are able to more effectively market and price their products for broad customer acceptance, new client acquisition and existing client retention would be adversely impacted.  If we are unable to enhance functionality or increase marketing efforts to offset challenges from competitors, we may lose market share.

Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings

Our business model is predicated on providing low cost access and analysis of hard to find public and private sector information.  Information in general is quickly becoming more accessible at a low cost as new distribution mediums, such as blogs, and new search technologies are developed. We may be unable to keep up with the rapid advances in information collection, and new technologies and mediums may be developed that commoditize the value of our services.  If this were to occur, our revenues would suffer.

Risks related to our new product strategy

We may fail to introduce new content and products that are broadly accepted by clients, and there may be delays in the introduction of these tools and products.

We expect to introduce new content in 2009 that will complement our current suite of products.  If client acceptance and adoption of these new products is below our expectations, projected growth rates and client acquisition and retention goals may not be achieved, and financial results would be harmed. We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content. If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond our anticipated launch dates, projected growth rates may not be achieved.

We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings.

We continue to adopt more efficient content collection methods, which allow us to increase our content collection without significantly increasing our cost of revenue.  We will need to identify cost effective sources and develop efficient collection processes for new content types required to support new product development plans.  If we are unable to find new ways to collect content efficiently, and aggregate new content types in a cost effective manner, gross margins may decline.

We have invested significant capital into new product development, and if the new applications fail to meet expectations, we may not achieve our anticipated return on these investments.

Onvia Planning and Construction was launched in February 2008 and we expect to generate a significant return on this investment.  We expect to launch additional new products in 2009 including a comprehensive new user interface that combines access to our public sector and private sector databases.  If adoption of these and other new product offerings is not consistent with our expectations, we will not see the expected return on these investments.

We may improperly price new product offerings for broad client acceptance.

We plan to implement price increases with respect to some of our existing products in 2009.  We have developed pricing strategies for our existing products, and will be required to develop new pricing strategies for planned new product launches.  If existing clients do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales staff is unable to communicate the value of the products, particularly in light of the current economic climate, new client adoption and existing client retention would be adversely impacted.

We may overestimate the value of sales intelligence to companies in the infrastructure marketplace.

We believe there is a large unmet market need for robust public and private sector sales and marketing information.  Our business model assumes that clients will pay an annual fee for this information and we expect increases in the annual value of these contracts in the near-term and long-term.  If we have overestimated the value of this information, we will not achieve our forecasted revenue goals.

Financial, economic and market risks

We may not be able to generate positive cash flows from operations.

In 2008, positive cash flow was not generated due to significant investments in new applications and our database platform. 2007 represented the first year in our history that positive cash flow from operations was generated for every quarter, except the third quarter due to seasonal fluctuations, and for the full year. Due to these seasonal fluctuations and limited performance history on client adoption of new products, we may not be able to achieve positive cash flow from operations in the near-term.

Our quarterly financial results are subject to fluctuations that may make it difficult to forecast future performance.

We have experienced some seasonal fluctuations in our business, reflecting a combination of seasonal trends for the services and products we offer, as well as seasonal trends in the buying habits of target business clients and government agencies. Operating results may continue to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of results between quarters. Our limited operating history and evolving business model further contribute to the difficulty of making meaningful quarterly comparisons. A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is recognized ratably over the subscription term.

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

We implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, the state of our incorporation, can have the effect of making it difficult for a third-party to acquire us, even if doing so would be beneficial to the our stockholders. These provisions include:

•
the classification of our Board of Directors into three classes so that the directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our Board;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders; and

•	non-cumulative voting for the election of directors.

In addition, in 2002, our Board of Directors adopted a Stockholders Rights Agreement, designed to protect stockholder interests in the event of an unsolicited takeover attempt by distributing one preferred stock purchase right for each outstanding share of common stock.  The Rights Agreement may make it more difficult for a third-party to acquire us.

Operational risks

We may not effectively implement new technologies and new product functionality could fail to perform as designed.

We periodically release products that employ new search technologies and complex database architecture in new and innovative ways.  These technologies are usually built in house, or purchased from third party vendors and reengineered to meet our operational needs.  If the creative application of these technologies does not work as planned or if we implement these new technologies poorly or in incompatible ways, our new products and services may not function properly, delivery of our products could be disrupted or delayed and our client retention and new client acquisition may suffer.

System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our products to clients.

Any system failure that causes an interruption in the service of our suite of products, disrupts our ability to aggregate, organize and publish new content, or reduces timely access to and delivery of our content could result in client dissatisfaction, which would impact client acquisition and retention rates.  Further, prolonged or ongoing performance problems on our web sites or our application servers, which support bid creation and distribution, could damage our reputation and result in the permanent loss of clients. In the past, system interruptions have made our web sites and application servers totally unavailable, slowed their response time or prevented us from making service available to clients, and these problems may occur again in the future.

We may not have sufficient business interruption insurance to cover losses from major interruptions. We deployed our primary business application servers to a secure offsite facility with backup utility power and redundant Internet connectivity in 2008. Our current disaster recovery systems are designed to ensure that a portion of our Information Technology and Research department functions will be operational in the event of a local building disaster so that delivery of our products will not be significantly interrupted. Our disaster recovery plan is not yet finalized to include automated failover of product distribution-related systems, requiring some manual intervention to complete the failover process which could results in prolonged service interruptions and ultimately lower client satisfaction.

Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products.

Our new Onvia Planning and Construction product, expansion of historical content contained in Onvia Dominion database and future product offerings have and will place significant additional demands on the network and on our database.  We add thousands of records to our database each day, which has required us to expand the storage capacity of the database.  If new content types or product introductions change current network and database requirements or if growth in client base exceeds our expectations, we may be required to make significant investments to upgrade our systems to accommodate such changes, which could negatively impact our cash flows and results of operations. We may not be successful in our efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network traffic may discourage potential clients from using our network.

We may not be able to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business.

Our business and operations are substantially dependent on the performance of senior management, directors and key employees. The loss and inability to replace any of these employees or directors would likely harm our business.

Political, social or environmental conditions in off-shore locations may impact the collection and delivery of our content and/or development of new products.

Portions of our content are aggregated and/or formatted by off-shore vendors.  Delivery of that content may be impacted by local political, social or environmental conditions, which may result in delayed delivery to clients resulting in client dissatisfaction.

We also outsource portions of the development of new products to off-shore vendors.  Political, social or environmental conditions in those locations may result in delays of new product introductions.

We  may be unable to effectively monitor and prevent unauthorized redistribution of our published information.

In the past we have identified a number of entities that have redistributed proprietary information without authorization and against our terms of use. We have been and will continue to be aggressive about monitoring and combating such unauthorized use, and are considering technological avenues for blocking such users from our database. However, if we fail to effectively combat such unauthorized use, our business could be harmed.

 Our services and products depend upon the continued availability of licensed technology from third parties, and we may not be able to obtain those licenses on commercially reasonable terms, or at all.

We license, and will continue to license, technology integral to our services and products from third parties. If we are unable to acquire or retain key third-party product licenses or integrate the related third-party products into our network services, our service and product development may be delayed. We also expect to acquire new licenses in the future as our business grows and technology evolves. we may not be able to obtain these licenses on commercially reasonable terms, or at all.

Increased blocking of our emails could negatively impact client satisfaction with our products and could inhibit the effectiveness of our marketing efforts.

Portions of our content are currently delivered in the form of an attached file via email. Some network administrators could flag and block emails from us due to increased filtering of email attachments as a result of the threat of email borne viruses or unwanted “spam” or for other reasons. We also conduct marketing campaigns to our customer base and occasionally these campaigns are done via email.  Excessive filtering of our emails could negatively impact client satisfaction and could inhibit our marketing efforts.

Regulatory, judicial or legislative risks

Any settlement or claim awarded against us in our ongoing litigation matters could negatively impact operating results.

We are defending against the litigation matters as detailed in the legal proceedings section in Item 3 of Part I of this Report. We have directors and officers insurance of $30 million that would cover defense costs and any award or settlement, less a deductible of $250,000, in the securities class action suit.  While we believe we have a strong defense in this case, we cannot be certain that the outcome of the case will be favorable to us. A settlement or award in this or other potential suits could negatively impact our operating results. It is also possible that defense of this and future claims may result in a significant diversion of management attention.

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce.

We are subject to laws and regulations governing the Internet and e-commerce. These laws and regulations may cover privacy, content, taxation, data protection copyrights, electronic contracts and other communications, consumer protection, unencumbered Internet access to our services, the design and operations of websites, and the characteristics and quality of products and services. If enacted, unfavorable laws and regulations could limit the market for our services and offerings. Although many regulations might not apply to the business directly, we expect that laws regulating the collection or processing of personal or consumer information could indirectly affect our business. It is possible that legislation could expose companies involved in e-commerce to restrictions or liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease our acceptance as a medium for communication and commerce.  If laws were enacted that made our products taxable at the state level, we may be required to pass those additional taxes along to our customers, which would increase the overall cost of our product to our end users and could impact the buying decisions of existing and potential new clients.

Our access to new content from governmental entities and other third parties may be restricted if bid aggregation on the Internet is restricted by law or regulations.

We aggregate new information from various public data sources and do not have exclusive access to this content.  We cannot ensure that these data sources will continue to be available in the future. Moreover, public disclosure laws, which require governmental entities to produce bid information directly to members of the public, may negatively impact our business and reduce the value of our services to clients. The loss or the unavailability of data sources in the future, or the loss of right to distribute some of the data sources, would harm our business.

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

We have substantial net operating loss carryforwards that could be used to offset future tax liabilities once we begin to generate taxable income.  Utilization of these NOLs may be subject to a substantial limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, which may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  Limitations on the utilization of these NOLs could adversely impact future operating results and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Seattle, Washington.  Beginning January 7, 2008, we relocated our corporate headquarters and we now lease approximately 35,000 square feet in two floors of a sixteen-story office complex located at 509 Olive Way, Seattle, Washington.  Prior to this, we leased 29,785 square feet in two floors of a four-story office complex in our former corporate headquarters building. We believe the new space is adequate to meet current and near term capacity requirements.  The lease on this new office space expires in October 2015.

Concurrent with the new lease, we entered into a termination agreement with Blume Yale Limited Partnership to terminate the lease on our former corporate headquarters located at 1260 Mercer Street, Seattle, Washington.  Termination of the Mercer Street lease was effective January 11, 2008.  Subsequent to this termination, we have no further obligation on that space.

ITEM 3.	LEGAL PROCEEDINGS

Class Action Securities Litigation

In 2001, five securities class action suits were filed against us, certain former executive officers, and the lead underwriter of our initial public offering Credit Suisse First Boston, or CSFB.  The suits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired our securities between March 1, 2000 and December 6, 2000.  In 2002, a consolidated complaint was filed.  The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering.  The complaint sought an undisclosed amount of damages, as well as attorneys’ fees.  This action is being coordinated with approximately 300 other nearly identical actions filed against other companies.

On December 5, 2006, the court of appeals for the second circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Onvia.  On April 6, 2007, the Court of Appeals denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice.

The parties in the approximately 300 coordinated class actions, including us, the underwriter defendants in our class action, and the plaintiffs in the class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.   If the settlement is not concluded or approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 2, 2007, Vanessa Simmonds, a purported stockholder of Onvia, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of the our initial public offering in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934. The complaint alleges that the combined number of shares of the Company's common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of our initial public offering on March 2, 2000, through at least February 28, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). We were named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers were named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various initial public offerings. On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. On July 25, 2008, we joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008. Plaintiff filed oppositions to both motions on September 8, 2008. On March 12, 2009, the court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that  Ms. Simmonds had failed to make an adequate demand on us prior to filing her complaint.  In its order, the court stated it would not permit plaintiff to amend her demand letters while pursuing her claims in the litigation.  Because the court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether plaintiff's claims were barred by the applicable statute of limitations.  However, the court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' shareholders had notice of the potential claims more than five years prior to filing suit.  It is not clear at this time whether the plaintiff intends to appeal the dismissal of her claims.   We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

Potential Future Litigation

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Michael D. Pickett	61	Chief Executive Officer, President and Chairman of the Board
Irvine N. Alpert	57	Executive Vice President
Eric T. Gillespie	40	Senior Vice President, Products, Technology and Information
Michael J. Tannourji	41	Senior Vice President, Sales
Michael S. Balsam	40	Chief Solutions Officer
Cameron S. Way	37	Chief Financial Officer

Michael D. Pickett has served as director of the Company since February 1999, as Chief Executive Officer and Chief Executive Officer and Chairman of the Board of the Company from February 1999 to August 2000 and since April 2001, and as President since September 2004. Mr. Pickett also served as President and Chief Operating Officer of the Company from August 2000 to April 2001. From July 1999 to August 2000, Mr. Pickett served as Chief Executive Officer of Hardware.com, Inc., an online source for total home improvement solutions, which was acquired by the Company in September 2000. From July 1997 to March 1999, Mr. Pickett was Chairman and Chief Executive Office of Technology Solutions Network, LLC, a provider of turnkey technology solutions for small businesses. From October 1983 to February 1996, Mr. Pickett served in a variety of positions and most recently as Chairman, Chief Executive Officer, and President of Merisel, Inc., a wholesale distributor of computer hardware and software products and a provider of logistics services.

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

Eric T. Gillespie has served as Senior Vice President, Products, Technology and Information of the Company since July 2008. Prior to becoming Senior Vice President, Mr. Gillespie served as Chief Information Officer of the Company since May 2007. From October 2004 to May 2007 Mr. Gillespie served as Executive Vice President and Chief Operating Officer of The Patent Board, a provider of best practices research tools and metrics for patent analysis and intellectual property investment. From October 1999 to October 2004, Mr. Gillespie served as Vice President, Managing Director of SBI Group, formerly Scient, a technology strategy and services firm.

Michael J. Tannourji has served as Senior Vice President, Sales of the Company since November 2007.  From May 2005 to September 2007, Mr. Tannourji served as Vice President National Sales & Service BIS of Experian, Inc., a global information services company.  From January 2004 to December 2004, Mr. Tannourji served as Vice President/Leader Vertical Markets, and from September 1999 to December 2003, Mr. Tannourji served as Assistant Vice President Global & Major Customers, of Dun & Bradstreet, a global information services company.

Michael S. Balsam has served as Chief Solutions Officer of the Company since November 2008. Prior to becoming Chief Solutions Officer, Mr. Balsam served as Vice President of Products and Services of the Company since January 2005 and as Director of Product Management since November 2002. From June 2001 to November 2002, Mr. Balsam served as a Product Marketing Manager with the Company.

Cameron S. Way has served as Chief Financial Officer of the Company since April 2008. Mr. Way served as Chief Accounting Officer of the Company from June 2005 to April 2008, Controller from September 2001 to June 2005, Assistant Controller from December 2000 to September 2001, and finance manager from August 1999 to December 2000. Mr. Way was an audit manager with PricewaterhouseCoopers LLP from January 1999 to August 1999 prior to joining the Company.

There are no family relationships between any directors or executive officers of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “ONVI.” The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ Global Market.

	Closing Price Range
	of Common Stock
	High	Low
Year ended December 31, 2007
First Quarter	$7.08	$5.90
Second Quarter	8.57	6.85
Third Quarter	9.05	7.85
Fourth Quarter	8.78	7.83

Year ended December 31, 2008
First Quarter	$8.42	$6.43
Second Quarter	6.68	5.03
Third Quarter	5.00	4.15
Fourth Quarter	4.50	3.14

Holders

As of March 1, 2009, there were approximately 495 holders of record of Onvia common stock. The number of recordholders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain three compensation plans that provide for the issuance of our common stock to officers, directors, employees, and consultants.  We also have outstanding options under the Amended and Restated 1999 Stock Option Plan, or the 1999 Plan, and outstanding warrants issued in 1999. On September 5, 2008, our stockholders approved the amendment and restatement of the 1999 Plan, as the Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan. The three active compensation plans consist of the 2008 Plan, the 2000 Directors’ Stock Option Plan, or Directors’ Plan, and the 2000 Employee Stock Purchase Plan, or ESPP, all of which have been approved by stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan, the Directors’ Plan, and the ESPP as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	21,350	$3.70	387,993
Amended and Restated 1999 Stock Option Plan	1,841,032	7.32	-
2000 Directors' Stock Option Plan	54,000	49.75	-
Employee Stock Purchase Plan	-	N/A	419,385
Total	1,916,382	$8.48	807,378

Dividends

No cash dividends were declared for the years ended December 31, 2008 and 2007 nor does Onvia have the intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Price Performance Graph

The following graph compares the cumulative total return to stockholders on Onvia’s common stock during the five years ended December 31, 2008 to the cumulative total returns on the NASDAQ Composite Index and the AMEX Interactive Week Internet Index.  The comparison assumes $100 was invested on December 31, 2003 in shares of Onvia’s common stock and in each of the indices shown.  The stock price performance shown on the following graph is not necessarily indicative of future performance of Onvia’s common stock.

Onvia, Inc.
Five Year Performance Graph

Onvia, Inc.
AMEX Interactive Week Internet Index
NASDAQ Composite Index
Dollars
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/2008

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the fiscal years ended December 31 should be read in conjunction with the consolidated financial statements and related notes of Onvia and its subsidiary included in this and previous Annual Reports on Form 10-K, as well as the section of this and previous Reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$21,142	$20,928	$16,739	$14,714	$13,076
Gross margin	16,816	17,197	13,344	11,433	11,434
Noncash stock-based compensation (1)	718	927	1,258	84	10
Idle lease accrual and restructuring charges (2)	-	(2,653)	(67)	1,228	916
Total operating expenses	20,623	17,685	19,840	19,095	15,827
Loss from operations	(3,807)	(488)	(6,496)	(7,662)	(4,393)
Net (loss) / income before cumulative effect of change in accounting principle	(3,374)	494	(5,544)	(6,920)	(3,900)
Net (loss) / income	$(3,374)	$494	$(5,544)	$(6,920_	$(3,900)
Unrealized gain / (loss) on available-for-sale securities	-	6	17	8	(31)
Comprehensive (loss) / income	$(3,374)	$500	$(5,527)	$(6,912)	$(3,931)
Basic net (loss) / income per common share	$(0.41)	$0.06	$(0.70)	$(0.89)	$(0.51)
Diluted net (loss) / income per common share	$(0.41)	$0.06	$(0.70)	$(0.89)	$(0.51)
Basic weighted average shares outstanding	8,230	8,087	7,888	7,814	7,720
Diluted weighted average shares outstanding	8,230	8,606	7,888	7,814	7,720

(1)	Non-cash stock-based compensation increased in 2006 as a result of the adoption of SFAS 123R on January 1, 2006.
(2)
The net annual reduction in idle lease charges in 2007 represents the elimination of the idle lease accrual as a result of the lease termination agreement executed by the Company in July 2007.  The impact of restructuring charges is also included in Total operating expenses. Refer to the discussion under Item 2 above or under Note 9 of the “Notes to the Consolidated Financial Statements” for further information on this lease termination.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$13,043	$14,301	$14,435	$20,540	$27,944
Long-term investments, net of currrent portion	-	-	1,478	-	-
Total assets	22,323	25,741	23,991	28,635	36,030
Idle lease accrual, current and long term (1)	-	-	3,779	6,538	7,451
Unearned revenue, current and long term	9,118	9,438	8,840	6,261	6,090
Total liabilities	12,529	13,477	14,396	15,001	15,459
Total stockholders' equity	9,793	12,264	9,595	13,634	20,571

(1)
 The reduction in the idle lease accrual from 2006 to 2007 is the result of the lease termination agreement executed by the Company in July 2007.  Refer to the discussion under Note 9 of the “Notes to the Consolidated Financial Statements” for further information on this lease termination.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those Sections. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under Item 1A. “Risk Factors,” beginning on page XX. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Introduction

We are a leading provider of information products and planning tools that help companies plan, market and sell to targeted markets throughout the United States, or U.S.  Our information products and planning tools focus on federal, state, local and educational purchasing entities, and on early stage commercial and residential infrastructure projects.  Our information products and planning tools help clients proactively track their competitors, analyze market trends, and identify new market opportunities.  Marketers can research government agencies and private sector businesses to effectively establish and maintain lucrative business relationships.  Our clients can leverage sales leads from our database in the form of new business prospects, alerts for upcoming contracting opportunities, and from historical public and private infrastructure projects to find and win new revenue opportunities. Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Our unique process to collect and organize transactional information into actionable market intelligence has enabled us to make the same high-value sales intelligence affordable to businesses of all sizes.  We believe our business solutions provide our clients with a distinct competitive advantage.

Our information products and planning tools leverage its proprietary database, Onvia Dominion®, which has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within the Onvia Dominion® database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 5 million procurement related records connected to over 275,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 160,000 current and historical opportunities covering activity within the top 85 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so that our clients are able to quickly find and analyze information relevant to their businesses.

Most of our revenues are currently generated from three sources: subscriptions, content licenses, and management reports.  Subscription-based services are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased and the number of users.

Revenue from content licenses is generated from clients who resell our business intelligence content to their customers.  Content license contracts are generally multi-year arrangements, and these agreements typically have a higher annual contract value than our subscription-based services.  Revenue from content license agreements is recognized ratably over the term of the agreement.

Revenue from the sale of management reports is recognized upon delivery of the report to the client.  Pricing for management information reports is generally based on one or a combination of the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery.

Management Overview

Revenues for 2008 were $21.1 million up 1% over 2007.  Fourth quarter revenue was flat with 2007 but was up 7% over the third quarter of 2008.  Revenue growth accelerated in the latter half of 2008 due to growth in Annual Contract Value, or ACV.  ACV represents the aggregate annual contract value of our client base and is a leading indicator of future revenues.  At December 31, 2008, ACV grew 13% to $19.8 million compared to the prior year, and grew 4% over September 30, 2008.

Annual net loss was $3.4 million for 2008, compared to net income of $494,000 for 2007.  In 2008, we eliminated two senior executive positions to reduce our cost structure in response to the weak economy. Severance in the amount of $162,000 was recorded in 2008 related to these two positions. We also invested in expanding our acquisition sales force and new private sector content to support the Onvia Planning and Construction, or OPC.  These investments, while contributing to higher operating expenses, have fueled ACV growth in 2008 and ultimately, are expected to result in revenue growth in 2009.  In 2007, net income included a $2.7 million one-time gain from the termination of a lease for excess office space.

 At December 31, 2008 we had 8,400 clients, a decrease of 100 clients compared to December 31, 2007, but an increase of 300 clients compared to September 30, 2008.  Client acquisition activities in the fourth quarter of 2008 benefited from the economic stimulus activity, the recently passed Economic Stimulus Act of 2008, and the stalled commercial sector. Acquisition sales also benefited from our larger, more experienced sales force.  In 2008 we invested in sales and marketing in an effort to drive revenue and productivity per sales person despite the economic headwinds.  Increased demand and our larger, more experienced sales force accelerated new client acquisition in the fourth quarter of 2008, which contributed to our accelerating ACV growth rate.The other significant driver of ACV is annual contract value per client, or ACVC, which grew to $2,360, up 14% compared to the fourth quarter of 2007, but has remained flat for the last two quarters. In 2009, we plan to stimulate ACVC growth by introducing new information products to the marketplace, and by targeting high value prospects that resemble our best customers.

The weak economy has changed our clients’ purchasing behavior across the board, which has led to a downward trend in overall retention rates.  This negative trend is led by small businesses in industries impacted by the soft real estate market, such as construction companies, building product manufacturers, and maintenance companies.  Budgets are tight and account expansions and upgrades to value added products have slowed. In addition, more clients are taking advantage of quarterly payment terms, which has impacted our cash flow and unearned revenue.

In the third quarter of 2008, we started a small business sales team which leverages a new high-volume, lower touch sales process intended to reduce the costs to acquire small customers, which typically have lower contract values.  As a result we have improved the profitability of our small customers in the last three months, but we have not yet achieved our profitability objectives for this team.  We will continue to evaluate the profitability and progress of this team over the near term.

In 2008 we invested $5.0 million of internal resources and capital expenditures to develop new products and technologies.  During the year we launched OPC, which helps architects, engineers and construction companies focused on the commercial and residential construction markets to identify opportunities for their goods and services at the very earliest stages of development.  In addition, we are in the process of developing a new content management system, or CMS, and a new database platform, both of which are intended to improve the relevance of our data, create more productive operating processes, and enhance user experience. Our new CMS was developed to effectively capture new types of valuable content, to improve the productivity of our research organization, to improve data accuracy, and ultimately improve client retention.

Our new application and database platform is in beta, and we plan to launch it in the first half of 2009.  The new platform will create a flexible and scalable product development environment, improve our database search and indexing capabilities, and enhance the user experience and usability of our information services. The new search and indexing capabilities will dramatically improve the relevance of our information to the specific needs of our clients. The new user interface will have an entirely different look and feel, and will integrate the commercial and government products into one robust database, which will provide the opportunity to analyze a full set of data.  The new platform is expected to serve as the basis for product development and growth in the coming years.

Capital investments are expected to slow once the new platform is launched in the first half of 2009.  The investments made in 2008 are expected to result in leading edge database architecture, which is intended to create a significant competitive advantage for Onvia well into the future.

Our annual cost of revenue increased by 16% over last year to supply the content required for OPC. Gross margin for the fourth quarter was down from 81% in the fourth quarter of the prior year and improved to 80%, compared to 79% in the third quarter of 2008.

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

Revenue Recognition

Our revenues are primarily generated from subscriptions, content licenses and management reports.  Our subscriptions are generally annual contracts; however, we also offer, on a limited basis, extended multi-year contracts to our subscription clients, and content licenses are generally multi-year agreements.  Subscription and content licenses are recognized ratably over the term of the agreement. We also generate revenue from fees charged for management reports, document download services, and list rental services, and revenue from these types of services is recognized upon delivery.

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Internal Use Software

We account for the costs to develop or obtain software for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, or SOP 98-1, Accounting for Costs of Computer Software Developed for or Obtained for Internal Use. As a result, we capitalize qualifying computer software costs incurred during the “application development stage.” Amortization of these costs begins once the product is ready for its intended use.  These capitalized software costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

During 2008 and 2007, we abandoned $97,000 and $45,000, respectively, related to internal use software.  The abandoned assets relate to internal use code that was initially developed to enhance the functionality of existing products and internal workflow.  We no longer believe that the code will be compatible with the new technology platform currently being developed and we believe these costs have no future value.  The $97,000 and $45,000 in abandonments represents the full unamortized value of these assets and is included in operating expenses under the general and administrative category in the years ended December 31, 2008 and 2007, respectively.

Non-cash Stock-Based Compensation

We account for stock-based compensation according to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, or FAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 2 of the “Notes to Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for the invoiced or earned but not invoiced portion of our enterprise contracts and content licenses once we have a signed agreement and amounts are billable pursuant to the contract terms. We do not record a receivable for the unbilled and unearned portion of our enterprise contracts or content licenses. As of December 31, 2008 and 2007, the unbilled portion of enterprise contracts and content licenses was approximately $2.6 million and $1.6 million, respectively; unbilled enterprise contracts and content licenses increased as a result of increased acquisition sales and clients adopting quarterly billing terms. Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts. Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses.

Contractual Obligations

Future required payments under contracts, excluding operating expenses for our lease obligations, as of December 31, 2008 are as follows for the periods specified:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$6,709,676	$899,063	$2,862,279	$2,054,163	$894,171
Purchase obligations (1)	1,782,805	1,353,953	428,852	-	-
Capital lease obligations (2)	94,730	88,359	6,371	-	-
Other operating lease obligations (3)	18,670	18,670	-	-	-
Total	$8,605,881	$2,360,045	$3,297,502	$2,054,163	$894,171

(1)	Purchase obligations relate to software development agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.
(2)	Capital lease obligations relate to server equipment and related maintenance agreements.
(3)	Other operating lease obligations relate to office equipment leases.

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2008		2007		2006
Revenue:
Subscription	$18,090	85.6%	$17,802	85.1%	$14,412	86.1%
Content license	2,239	10.6%	2,442	11.7%	2,111	12.6%
Management information reports	568	2.7%	454	2.2%	-	0.0%
Other	245	1.1%	230	1.0%	216	1.3%
Total revenue	21,142	100.0%	20,928	100.0%	16,739	100.0%

Cost of revenue	4,326	20.5%	3,731	17.8%	3,395	20.3%
Gross margin	16,816	79.5%	17,197	82.2%	13,344	79.7%

Sales and marketing expenses	12,300	58.2%	11,729	56.0%	11,712	70.0%
Technology and development expenses	3,818	18.1%	4,411	21.1%	4,215	25.2%
General and administrative expenses	4,505	21.3%	4,198	20.1%	3,980	23.7%
Idle lease accrual	-	-	(2,653)	(12.7%)	(67)	(0.4%)

Total operating expenses	20,623	97.6%	17,685	84.5%	19,840	118.5%

Loss from operations	(3,807)	(18.0%)	(488)	(2.3%)	(6,496)	(38.8%)
Interest and other income, net	433	2.0%	982	4.7%	952	5.7%

Net income / (loss)	$(3,374)	(16.0%)	$494	2.4%	$(5,544)	(33.1%)

Comparison of Years Ended December 31, 2008, 2007 and 2006

Revenue
Revenue increased 1% to $21.1 million for the year ended December 31, 2008, compared to $20.9 million for the year ended December 31, 2007. Our growth rates began to slow in the fourth quarter of 2007 due to our smaller acquisition sales force and lack of significant new products since 2005.  In the first half of 2008, our growth rate was further impacted by changes we made in our sales teams’ focus.  With the launch of OPC, we directed our sales force to prioritize building a pipeline for OPC, to concentrate on cross-sell and up-sell activities and to deemphasize advance renewals.  We also accelerated the transfer of our first year clients to new account managers. The combination of these decisions had a short-term negative impact on new client acquisition and client retention during first half of 2008. To mitigate this short-term slowing of revenue, we invested in expanding our acquisition sales force and in marketing programs to drive revenue and revenue per salesperson.  In the second half of 2008, the economic stimulus activity, the recently passed recovery legislation, and the stalled commercial sector increased interest in public sector opportunities and revenue growth accelerated in the latter half of 2008.

Revenue increased 25% to $20.9 million for the year ended December 31, 2007, compared to $16.7 million for the year ended December 31, 2006. The increase was primarily driven by an increase in ACVC and revenue generated from our management information report products which were introduced in 2007.  The increase in ACVC was attributable to increased adoption of our Onvia Business Builder product, upgrading clients into higher valued products and scheduled price increases.

Cost of Revenue
Cost of revenue increased 16% to $4.3 million for the year ended December 31, 2008, compared to $3.7 million for the year ended December 31, 2007.  Our cost of revenue consists primarily of employee costs associated with collecting, categorizing and publishing our content, and also includes third-party content fees and credit card processing fees. The increase in cost of revenue was primarily due to an increase of $593,000 in third-party content costs related to increased content requirements for our OPC product launched in February 2008. Total third-party content and credit card processing fees were approximately $1.7 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. Weighted average headcount on our content team was 56 during 2008, compared to 58 during 2007.

For the year ended December 31, 2007, cost of revenue increased 10% to $3.7 million compared to $3.4 million for the year ended December 31, 2006. Cost of revenue increased due primarily to increases in payroll and contract labor related expenses, third party content costs, and recruiting fees.

Sales and Marketing
Sales and marketing expenses were $12.3 million and $11.7 million for the years ended December 31, 2008 and 2007, respectively, representing an aggregate increase of $572,000, or 5%. Employee costs increased by $1.2 million due to an increase in weighted average headcount to 89 during 2008, compared to 79 during 2007.  This was offset by the decrease of $112,000 of stock-based compensation expense as the estimated forfeiture rate used to calculate non-cash stock-based compensation expense in 2008 was increased to reflect forfeitures related to terminated employees. Additionally, recruiting expenses decreased $136,000 primarily because we placed our Vice President of Sales and other sales leadership positions in 2007. Allocated expenses, which consist of depreciation and amortization and other facilities related expenses were $422,000 higher in 2007 because allocated expenses included accelerated depreciation of leasehold improvements due to our lease termination.  Allocated expenses are allocated based on headcount in the respective departments.

Sales and marketing expenses were $11.7 million for both the years ended December 31, 2007 and 2006. While sales and marketing expenses were relatively flat over the comparable periods, we did see changes in the following categories: Employee costs decreased by $353,000 due to lower weighted average headcount of 79 in 2007, compared to 91 in 2006. Non-cash stock-based compensation decreased $166,000, primarily because of an increase in our estimated forfeiture rate used to calculate non-cash stock-based compensation expense in 2007. Marketing and telecom expenses decreased $135,000 and $68,000, respectively. These decreases were offset by increases of $685,000 in allocated expenses and $90,000 in recruiting fees.  2007 allocated expenses were higher primarily due to the acceleration of depreciation on previous leasehold improvements as mentioned above.

Technology and Development
Technology and development expenses were $3.8 million and $4.4 million for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $593,000, or 13%. The decrease is primarily attributable to decreases of $491,000 in allocated costs and $196,000 in recruiting fees. Allocated expenses decreased due to lower facilities related expenses and depreciation. Recruiting fees decreased because most of the open technology positions were filled without using outside recruiters. These decreases were offset by increases of $285,000 in employee costs, $244,000 in amortization of maintenance and license agreements and $181,000 in co-location expenses. Weighted average headcount in this group decreased to 26 in 2008 compared to 29 in 2007, but employee costs increased mostly due to a combined $234,000 increase in bonus incentive related to new product development milestones and accrued vacation expenses.  Amortization of license and maintenance agreements increased due to increases in prepaid software agreements associated with maintaining our systems and developing the new technology platform. Co-location expenses increased because we now host our web, database and transaction-processing servers to a co-location facility in 2008.  In addition, $595,000 more of internal use software development costs were capitalized in 2008 because of the development of a new technology platform initiative scheduled for release in the middle of 2009.

Technology and development expenses were $4.4 million and $4.2 million for the years ended December 31, 2007 and 2006, respectively, representing an increase of $196,000, or 5%. The increase in total was primarily attributable to increases of $450,000 in allocated expenses because of an overall increase in depreciation and amortization, $160,000 in recruiting fees due to using outside recruiters to fill open technology positions and $80,000 in payroll related expenses due to severance payments to our former Chief Information Officer, and $28,000 in travel expenses.  These costs were partially offset by an increase of $551,000 in capitalization of internal use software development costs.

General and Administrative
General and administrative expenses were $4.5 million and $4.2 million for the years ended December 31, 2008 and 2007, respectively, representing an increase of $307,000, or 7%. During 2008, due to an assessment for past due sales taxes in the state of Texas, business taxes increased by $191,000. Please refer to the discussion on Texas sales tax in Note 6 of the “Notes to the Consolidated Financial Statements” of this Report for additional information. Recruiting fees increased $101,000 primarily due to the hire of our new Vice President of Marketing. Employee costs increased $91,000 primarily due to accrued severance for our former Vice President of Human Resources. Relocation fees of $63,000 were incurred for the move to our new leased space as discussed in more detail under “Lease Obligations”. Bad debt expense and impairment of long lived assets increased $56,000 and $51,000, respectively. Bad debt expense increased due to an increase in the number of subscriptions being sold with payment terms. The expense recorded for abandoned assets is discussed in more detail in Internal Use Software under “Application of Critical Accounting Policies and Management Estimates” above.  These increases were partially offset by decreases in stock compensation of $101,000 as a result of revising our estimated forfeiture rate, and professional fees of $131,000 as we no longer had consulting fees associated with our office relocation.

General and administrative expenses were $4.2 million, or 20.1% of revenue, and $4.0 million, or 23.7% of revenue, for the years ended December 31, 2007 and 2006, respectively, representing an increase of $218,000, or 5%.  We saw increases in the following expense categories for the general and administrative group during 2007:  $118,000 in payroll related expenses, $115,000 in business taxes, $61,000 in recruiting fees, and a write-off of $45,000 in abandoned internal use software.  Payroll expenses increased because of normal performance based increases and severance payments to our former General Counsel.  Weighted average headcount in this group was 11 in both 2007 and 2006.  Business taxes increased as a result of increased revenue, and recruiting fees increased because the competitive employment market in Seattle required greater use of outside recruiters to fill open positions in 2007. These increases were partially offset by decreases of $175,000 in non-cash stock-based compensation, and $43,000 in professional fees.

Idle Lease Charges
Onvia recorded a reduction in expenses of $2.7 million and  $67,000 for the years ended December 31, 2007 and 2006, respectively, related to our idle lease accrual.  The decrease in 2007 was to eliminate the remaining balance in our idle lease accrual as a result of the termination of our lease on our former corporate headquarters building. The adjustment in 2006 was made to adjust our estimated accrual to the actual remaining obligation on the lease pursuant to the terms of a lease amendment in September 2006.

    The following table displays rollforwards of the idle lease accrual which was reduced to $0 at December 31, 2007:

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2006	of Sublease	December 31,
	2005	Reduction	Income	2006
Idle lease charges	$6,537,735	$(66,691)	$(2,691,829)	$3,779,215

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2007	of Sublease	December 31,
	2006	Reduction	Income	2007
Idle lease charges	$3,779,215	$(2,652,550)	$(1,126,665)	$-

Other Income, Net
Other income, net consists of interest earned on our investment accounts, letter of credit fees associated with our security deposits, interest expense and other miscellaneous income or expense.  Other income, net was $433,000, $982,000 and $952,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease in 2008 is primarily attributable to a decrease in short term interest rates as compared to previous years.  Interest expense was $20,000, $16,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.  Interest expense in 2008 and 2007 relates to capital leases for server equipment.

Provision for Income Taxes
We have incurred net operating losses, or NOL, from our inception through December 31, 2008, with the exception of the third quarter of 2007.  Because of this history of net operating losses, although we recorded net operating income for the fiscal year ended December 31, 2007, we do not currently believe that the future realization of the tax benefit associated with these net loss carryforwards is more likely than not; therefore, we have recorded a valuation allowance for the full amount of our net deferred tax assets.  We will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

In the future, the Company plans to complete a Section 382 analysis regarding ownership changes that may have occurred, but at this time the Company cannot reasonably estimate whether such a change has occurred.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

We currently have a full valuation allowance for our deferred tax assets as the future realization or the tax benefit is not more likely than not.

Net Income and Loss

For the year ended December 31, 2008 we reported a net loss of $3.4 million, compared to net income of $494,000 and net loss of $5.5 million in 2007 and 2006, respectively.  In 2008, we invested in expanding our acquisition sales force and in new private sector content to support the new OPC product. Net income for the year ended December 31, 2007 includes the reversal of $2.7 million of our idle lease accrual. The change from a net income position to a net loss position is primarily related to slower revenue growth and increased operating expenses as discussed above in conjunction with the impact of the lease transactions.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash, cash equivalents and short-term investments were $13.0 million at December 31, 2008, and our working capital was $4.3 million. From December 31, 2007 to December 31, 2008, our cash, cash equivalents and short-term investments decreased $1.3 million, mostly due to increased vendor payments of $1.4 million related to office relocation, software licenses and third party content providers. There were also additions to property and equipment of $1.6 million and to internally developed software of $3.4 million. This is offset by the receipt of $2.5 million in reimbursable tenant improvement costs and  the return of our $3.5 million security deposit for the lease on our former corporate headquarters. The remaining decrease is from a $489,000 collective increase in accounts receivable and prepaid expenses.

We did not generate positive cash flow from operations in 2008, primarily because of increased vendor payments as discussed above, lower cash receipts as planned from a reduced focus on advance renewals and a higher adoption of quarterly payment terms by our clients.  We will seek to generate positive cash flows from operations in the future via our efforts to increase client acquisition, retention and increasing our ACV. Until such time as we begin generating recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.  We expect to increase revenue from current operations by increasing our ACV through a combination of expansion of our product offering and scheduled price increases.

If the continuing slowdown in the economy triggers an increase in the number of subscriptions sold with delayed payment terms, such as quarterly payment terms, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near – term foreseeable future.

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

Operating Activities

Net cash used in operating activities was $2.3 million for the year ended December 31, 2008, compared to net cash provided by operating activities of $2.1 million and net cash used in operating activities of $3.6 million for the years ended December 31, 2007 and 2006, respectively.  The change from net cash provided by operating activities to net cash used in operating activities is primarily attributable to a decrease in cash collected for prepaid subscriptions because of a planned reduction in advance renewals in 2008, an increase in the number of clients receiving quarterly payment terms and an increase in vendor payments associated with our office relocation in the first quarter of 2008.

The increase in cash provided by operating activities in 2007 compared to 2006 was primarily attributable to an increase in sales in 2007 compared to 2006 and a decrease in payments on our idle leased office space.

Investing Activities

Net cash provided by investing activities was $1.0 million for the year ended December 31, 2008, compared to $2.6 million for the year ended 2007, and net cash used in investing activities of $269,000 for the year ended December 31, 2006.

Net cash provided by investing activities in 2008 is primarily attributable to the return of our $3.5 million security deposit on the lease for our former corporate headquarters as a result of the termination of that lease and reimbursement of $2.5 million in reimbursable tenant improvements.  These increases were partially offset by additions to property and equipment of $1.6 million and internal use software of $3.4 million.  The property and equipment purchases were primarily comprised of $701,000 in computer hardware purchases required for the development of new applications and database platform, and $704,000 in leasehold improvements for our new office building. We do not expect to incur significant new costs associated with leasehold improvements in future quarters.

The change in net cash provided by investing activities in 2007 from net cash used in investing activities in 2006 is primarily due to an increase in sales of investments in 2007 compared to 2006.  This increase was partially offset by cash outflows of $2.7 million in reimbursable tenant improvements and $538,000 for a security deposit on our new office lease.  We also saw a decrease in the purchase of property and equipment in 2007 compared to 2006.

Financing Activities

Net cash provided by financing activities was $13,000, $1.2 million and $260,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by financing activities in 2008, 2007 and 2006 was principally related to the exercise of stock options and purchases of stock under our employee stock purchase plan and was offset during 2008 and 2007 by principal payments on capital leases.  A decrease in our stock price during 2008 resulted in a decrease in the number of option exercises compared to prior years.

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. The impact that SFAS No. 141(R) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.

On January 1, 2008, we adopted the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position, cash flows, or results of operations. We are currently evaluating the remaining provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2009 for nonfinancial assets and nonfinancial liabilities will have on our financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of December 31, 2008, we had no unvested share-based payment grants with non-forfeitable dividend rights. We adopted FSP EITF 03-6-1 on January 1, 2009, but do not expect the adoption of this FSP to have a material impact on our financial position, cash flows or results of operations.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $89,000 in debt related to capital leases as of December 31, 2008, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, and corporate debt securities with remaining maturities of thirteen months or less; however, as of December 31, 2008, our investments consisted entirely of money market funds.  Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive (loss) / income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington
March 31, 2009

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,042,556	$14,301,149
Accounts receivable, net of allowance for doubtful accounts of $31,960 and $52,143	1,644,904	1,392,784
Prepaid expenses and other current assets	785,917	549,266
Reimbursable tenant improvements	147,260	2,663,060
Security deposits, current portion	134,517	3,500,000

Total current assets	15,755,154	22,406,259

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $2,781,945 and $6,209,017	1,710,146	957,189
Security deposits, net of current portion	403,552	538,070
Internal use software, net of accumulated amortization of $1,752,029 and $1,078,850	4,446,984	1,838,208
Other assets	6,688	1,697

Total long term assets	6,567,370	3,335,164

TOTAL ASSETS	$22,322,524	$25,741,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$852,701	$2,220,596
Accrued expenses	1,490,666	1,334,750
Idle lease accrual, current portion	-	-
Obligations under capital leases, current portion	82,472	112,821
Unearned revenue, current portion	8,979,103	9,096,511
Deferred rent, current portion	60,538	2,627

Total current liabilities	11,465,480	12,767,305

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion
Obligations under capital leases, net of current portion	6,174	88,646
Unearned revenue, net of current portion	138,578	341,817
Deferred rent, net of current portion	919,213	279,469

Total long term liabilities	1,063,965	709,932

TOTAL LIABILITIES	12,529,445	13,477,237

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,254,909 and 8,224,383 shares issued; and 8,246,828 and 8,207,465 shares outstanding	825	821
Treasury stock, at cost: 8,081 and 16,918 shares	(39,677)	(83,067)
Additional paid in capital	352,127,344	351,268,030
Accumulated deficit	(342,295,413)	(338,921,598)

Total stockholders’ equity	9,793,079	12,264,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,322,524	$25,741,423
See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) / INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Revenue
Subscription	$18,089,617	$17,801,522	$14,411,914
Content license	2,239,075	2,441,753	2,110,634
Management reports	568,491	453,993	-
Other	244,831	230,660	215,972
Total revenue	21,142,014	20,927,928	16,738,520
Cost of revenue	4,326,139	3,731,224	3,394,612

Gross margin	16,815,875	17,196,704	13,343,908

Operating expenses:
Sales and marketing	12,299,976	11,728,127	11,712,294
Technology and development	3,817,885	4,411,205	4,215,098
General and administrative	4,504,982	4,197,837	3,979,526
Idle lease expense	-	(2,652,550)	(66,691)

Total operating expenses	20,622,843	17,684,619	19,840,227

Loss from operations	(3,806,968)	(487,915)	(6,496,319)
Other income, net	433,153	982,281	952,475

Net (loss) / income	$(3,373,815)	$494,366	$(5,543,844)

Unrealized gain on available-for-sale securities	-	5,604	17,418
Comprehensive (loss) / income	$(3,373,815)	$499,970	$(5,526,426)
Basic net (loss) / income per common share	$(0.41)	$0.06	$(0.70)
Diluted net (loss) / income per common share	$(0.41)	$0.06	$(0.70)
Basic weighted average shares outstanding	8,230,355	8,086,622	7,887,989
Diluted weighted average shares outstanding	8,230,355	8,605,968	7,887,989
See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Twelve Months Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(3,373,815)	$494,366	$(5,543,844)
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization	1,530,310	2,014,105	1,075,894
Impairment of assets	96,585	45,271	-
(Gain) / Loss on sale of property and equipment	(217)	7,310	(2,430)
Stock-based compensation	718,125	927,302	1,257,861
Change in operating assets and liabilities:
Accounts receivable	(252,120)	(578,156)	(24,903)
Prepaid expenses and other current assets	(236,651)	260,052	157,132
Other assets	34,706	17,310	68,964
Accounts payable	(1,367,895)	1,765,367	(372,490)
Accrued expenses	174,621	251,807	(76,765)
Idle lease accrual	-	(3,779,215)	(2,758,520)
Unearned revenue	(320,647)	597,891	2,579,804
Deferred rent	697,655	67,816	(8,188)

Net cash (used in) / provided by operating activities	(2,299,343)	2,091,226	(3,647,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,577,928)	(345,010)	(1,070,051)
Proceeds from sales of property and equipment	2,981	-	5,192
Additions to internal use software	(3,413,462)	(1,320,540)	(422,390)
Purchases of investments	-	(9,044,369)	(21,082,516)
Sales of investments	-	8,270,000	3,010,000
Maturities of investments	-	8,263,300	19,060,181
Reimbursable tenant improvements	2,515,800	(2,663,060)	-
Additions to security deposits	-	(538,070)	-
Return of security deposits	3,500,000	-	230,548

Net cash provided by / (used in) investing activities	1,027,391	2,622,251	(269,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(112,821)	(48,993)	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	126,180	1,206,487	260,006

Net cash provided by financing activities	13,359	1,157,494	260,006

Net (decrease) / increase in cash and cash equivalents	(1,258,593)	5,870,971	(3,656,515)

Cash and cash equivalents, beginning of period	14,301,149	8,430,178	12,086,693

Cash and cash equivalents, end of period	$13,042,556	$14,301,149	$8,430,178

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$-	$(5,604)	$(17,418)
Issuance of treasury stock for 401K matching contribution	(69,634)	(83,281)	(62,904)
Purchases under capital lease obligations	-	(250,460)	-
See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2006	7,836,110	$784	45,000	$(220,950)	$347,749,246	$(23,022)	$(333,872,120)	$13,633,938

Exercise of stock options	59,739	6			166,999			167,005
Purchases under Employee Stock Purchase Plan	20,673	2			92,999			93,001
Treasury stock issued for matching retirement plan contributions	12,631	1	(12,631)	62,018	884			62,903
Noncash stock-based compensation					1,164,161			1,164,161
Unrealized gain on available-for-sale investments						17,418		17,418
Net loss	-	-	-	-	-	-	(5,543,844)	(5,543,844)
BALANCE, December 31, 2006	7,929,153	793	32,369	(158,932)	349,174,289	(5,604)	(339,415,964)	9,594,582

Exercise of stock options	244,482	24			1,110,523			1,110,547
Purchases under Employee Stock Purchase Plan	18,379	2			95,938			95,940
Treasury stock issued for matching retirement plan contributions	15,451	2	(15,451)	75,865	7,414			83,281
Noncash stock-based compensation					879,866			879,866
Unrealized gain on available-for-sale investments						5,604		5,604
Net income	-	-	-	-	-	-	494,366	494,366
BALANCE, December 31, 2007	8,207,465	821	16,918	(83,067)	351,268,030	0	(338,921,598)	12,264,186

Exercise of stock options	3,613	0			12,834			12,834
Purchases under Employee Stock Purchase Plan	26,913	3			113,343			113,346
Treasury stock issued for matching retirement plan contributions	8,837	1	(8,837)	43,390	26,244			69,635
Noncash stock-based compensation					706,893			706,893
Net loss	-	-	-	-	-	-	(3,373,815)	(3,373,815)
BALANCE, December 31, 2008	8,246,828	$825	8,081	$(39,677)	$352,127,344	$0	$(342,295,413)	$9,793,079

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Note 1:	Summary of Significant Accounting Policies

Description of Business
Onvia (together with its subsidiary, “Onvia” or the “Company”) is a provider of business solutions that help companies plan, market and sell to targeted markets throughout the United States, or U.S.  Compiled over the last ten years, Onvia Dominion®, Onvia’s proprietary database of comprehensive, historical and real-time information provides businesses with insight and intelligence on relevant public sector revenue opportunities and commercial and residential development projects.  This information is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Information in Onvia’s database has been collected, formatted and classified to help its clients quickly find and analyze opportunities relevant to their businesses.

Basis of consolidation
Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in any of the fiscal years ended December 31, 2008, 2007 or 2006.

Use of estimates
The preparation of financial statements in conformity with accounting Principles generally accepted in the United States of America or GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation and the allowance for doubtful accounts.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from the Company’s estimates. In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

Revenue recognition
Onvia’s revenues are primarily generated from client subscriptions and content licenses and management reports.  Our subscriptions are generally annual contracts; however, we also offer, on a limited basis, extended multi-year contracts to our subscription client, and content licenses are generally multi-year agreements. Subscription fees and content licenses are recognized ratably over the term of the agreement. Onvia also generates revenue from fees charged for management reports, document download services, and list rental services, and revenue from these types of services is recognized upon delivery.

Our subscription services and management reports are also sold together as a bundled offering.  Pursuant to the provisions of Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Fair value of financial instruments
Onvia’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, security deposits, accounts payable, and accrued liabilities. The carrying amounts of the financial instruments approximate fair value due to their short maturities. All investments, when held, are classified as available-for-sale and are reported at fair value based on market quotes, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

Cash and cash equivalents
Onvia considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents which are classified as available-for-sale with any gain/loss recorded in comprehensive income.

Management of credit risk
Onvia is subject to concentration of credit risk, primarily from its investments. Onvia manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities. To mitigate its credit risk associated with its investment portfolio in light of the recent downturn in the financial services industry, the Company reallocated all of its investments into a US Treasury cash reserves fund as of December 31, 2008.

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

The Company periodically evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the years ended December 31, 2008, 2007 or 2006.

Internal Use Software
AICPA Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Pursuant to FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Onvia periodically evaluates the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used or will adjust the remaining useful life to reflect revised estimates for impairment in accordance with FAS 144 as described above under “Property and equipment”.

Income taxes
Onvia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for net operating loss, or NOL, carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established for the full amount of the net deferred tax assets as the Company has determined that the recognition criteria for realization have not been met.

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

Treasury stock
Onvia accounts for treasury stock using the cost method.  As of December 31, 2008, the Company held 8,081 shares of treasury stock with a cost basis of $39,677.  The Company holds the treasury shares to fund matching contributions to its 401K retirement plan for employee contributions.  In February 2008, the Company issued 8,837 treasury shares to fund matching contributions for 2007 employee contributions, and in March 2009, the Company issued 8,055 treasury shares to fund matching contributions for 2008 employee contributions.

Other comprehensive income or loss
Comprehensive income or loss is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Other comprehensive loss for Onvia consists of unrealized gains and losses on available-for-sale investments.

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

	2008	2007	2006
Numerator:
Net (loss) / income	$(3,373,815)	$494,366	$(5,543,844)

Denominator:
Shares used to compute basic net (loss) / income per share	8,230,355	8,086,622	7,887,989
Dilution associated with the Company's stock-based compensation plans	-	519,346	-
Shares used to compute diluted net (loss) / income per share	8,230,355	8,605,968	7,887,989

Basic net (loss) / income per share	$(0.41)	$0.06	$(0.70)
Diluted net (loss) / income per share	$(0.41)	$0.06	$(0.70)

For the year ended December 31, 2007, options and warrants to purchase 835,860 shares of common stock with exercise prices greater than the twelve month average fair market value of our stock of $7.88 were not included in the calculation because the effect would have been anti-dilutive.  Comparatively, for the years ended December 31, 2008 and 2006 options and warrants to purchase 1,966,323 and 2,133,035 shares of common stock, respectively, are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position in those periods.

New accounting pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”).. In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. The impact that SFAS No. 141(R) will have on Onvia’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date.

On January 1, 2008, we adopted the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on Onvia’s financial position, cash flows, or results of operations. We are currently evaluating the remaining provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2009 for nonfinancial assets and nonfinancial liabilities will have on the Company’s financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP is effective for fiscal years beginning after December 15, 2008. This FSP classifies unvested share-based payment grants containing non-forfeitable rights to dividends as participating securities that will be included in the computation of earnings per share. As of December 31, 2008, Onvia had no unvested share-based payment grants with non-forfeitable dividend rights. The Company adopted FSP EITF 03-6-1 on January 1, 2009, but does not expect the adoption of this FSP to have a material impact on its financial position, cash flows or results of operations.

Note 2:	Stock-Based Compensation and Stock Option Activity

Pursuant to the provisions of SFAS No. 123R, Share Based Payment, or FAS 123R, Onvia measures compensation cost for all stock-based awards at fair value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including employee class, historical experience and expected future activity. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

Stock-Based Benefit Plans

1999 Stock Option Plan
The 1999 Stock Option Plan, or the 1999 Plan, was originally adopted in February 1999 and provided for the issuance of incentive and nonqualified common stock options to employees, directors and consultants of Onvia.  This plan was amended in September 2008 by the Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan (discussed below).  All shares available for future issuance under the 1999 Plan were transferred to the 2008 Plan on the amendment date.  Options granted under the 1999 Plan expire 10 years after the date of grant.  The options vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  The total number of outstanding options under the 1999 Plan as of December 31, 2008 was 1,841,032 shares.

Onvia, Inc. 2008 Equity Incentive Plan
On September 5, 2008, Onvia’s stockholders approved the amendment and restatement of the 1999 Plan, as the Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan.  The amendment resulted in the following: (1) increased the number of shares reserved for issuance by 190,000 shares; (2) expanded the types of awards available from only stock options to stock awards, restricted stock, restricted stock units and stock appreciation rights, as well as stock options; (3) provided that awards could be granted for ten years after the adoption of the 2008 Plan; (4) required that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant; (5) expanded the specific provisions that govern awards in the event of a change in control; and (5) provided for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation.  All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards.  Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  The total number of options outstanding and the number of shares available for issuance under the 2008 Plan as of December 31, 2008 were 21,350 and 387,993, respectively.

2000 Directors’ Stock Option Plan
In March 2000, Onvia adopted a Directors’ Stock Option Plan or the “Directors’ Plan”. Grants were made under this plan to each eligible board member on the date such person was first elected or appointed as a board member.  At each annual stockholders’ meeting, each non-employee director was granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person had been a board member of Onvia for at least the prior six months. The initial option grant under the Directors’ Plan vested 25% each year for four years on the anniversary of the date of grant, had a term of ten years and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life and an exercise price equal to the closing price on the date of grant. As of December 31, 2008, all shares available for issuance under the Directors’ Plan have been granted. Accordingly, on October 23, 2008, the Board of Directors approved the stock option grants with the same terms described above (historically made under our Directors’ Plan) under the Company’s 2008 Equity Incentive Plan, which was approved by our stockholders on September 5, 2008.

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of FAS 123R and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis.  The total number of shares authorized for future issuance under the ESPP as of December 31, 2008 was 419,385 shares.
`
Impact of the Adoption of FAS 123R

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Cost of sales	$9,687	$14,013	$25,063
Sales and marketing	199,042	311,256	477,533
Technology and development	133,498	125,660	103,927
General and administrative	375,898	476,373	651,338

Total stock-based compensation	$718,125	$927,302	$1,257,861

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.  The following weighted average assumptions were used for options granted in the years ending December 31:

	2008	2007	2006
Average risk free rate	2.55%	4.15%	4.52%
Volatility	40%	44%	59%
Dividends	0%	0%	0%
Expected life (in years)	4.8	4.7	5.0

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model.  Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2008	2007	2006
Average risk free rate	1.32%	4.03%	5.08%
Volatility	47%	25%	39%
Dividends	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
FAS 123R requires companies to estimate expected volatility over the expected term of the options granted.
Management used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock for purposes of estimating the fair value of options granted during 2008.

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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at December 31, 2007	1,847,563	$8.55
Options granted	179,850	7.29
Options exercised	(3,613)	3.55
Options forfeited and cancelled	(107,418)	7.85
Total options outstanding at December 31, 2008	1,916,382	$8.48	5.52	$417,051

Options exercisable at December 31, 2008	1,405,824	$8.42	4.75	$416,851
Options vested and expected to vest at December 31, 2008	1,808,700	$8.46	5.40	$417,018

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.42 at December 31, 2008 for options that were in-the-money at December 31, 2008.  The number of in-the-money options outstanding and exercisable at December 31, 2008 was 461,272 and 451,272, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.13, $2.85 and $2.40 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $25,102, $740,269 and $157,315, respectively.

As of December 31, 2008, there was approximately $597,963 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.29 years.

During the year ended December 31, 2008, approximately $126,000 was received for exercises of stock options and purchases under Onvia’s ESPP.

Note 3:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:
	December 31,	December 31,
	2008	2007
Prepaid expenses	$775,281	$510,899
Interest and other receivable	4,556	32,287
Other	6,080	6,080
Total prepaid expenses and other assets	$785,917	$549,266

Note 4:	Security Deposits

Pursuant to the lease obligation for Onvia’s former corporate headquarters building the Company was required to maintain a deposit in the amount of $3.5 million through the remaining term of the lease, which originally expired in April 2010; however, in July 2007 the Company executed an agreement with its landlord to terminate the lease obligation on that building effective January 11, 2008.   The $3.5 million security deposit was returned to the Company in March 2008 as a result of this termination.

Pursuant to Onvia’s new lease for corporate office space, Onvia provided a security deposit of $538,000, which will be reduced annually on a straight line basis over a four year period beginning with the first anniversary of the commencement date. In March 2009, $135,000 was returned to the Company, representing the first of the four annual reductions.

Note 5:	Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007

Computer equipment	$2,629,459	$2,756,950
Software	1,058,671	1,074,441
Furniture and fixtures	97,873	530,825
Leasehold improvements	706,088	2,803,990

	4,492,091	7,166,206

Less accumulated depreciation and amortization	(2,781,945)	(6,209,017)

Net book value	$1,710,146	$957,189

As a result of the termination of Onvia’s office lease on its former corporate headquarters building in 2007, the Company adjusted the remaining useful life of its existing leasehold improvements to coincide with the revised termination date of its lease.  As a result, these assets were fully depreciated as of December 31, 2007. In January 2008, Onvia disposed of these leasehold improvements and recorded a reduction of $2.8 million to leasehold improvements and accumulated depreciation. Property and equipment includes $224,000 in computer equipment under capital leases at both December 31, 2008 and 2007.  Accumulated depreciation on these leased assets was $120,000 and $45,000 at December 31, 2008 and 2007, respectively.

Note 6:	Accrued Expenses

Accrued expenses consist of the following at December 31:

	December 31,	December 31,
	2008	2007
Payroll and related liabilities	$1,172,038	$1,143,575
Accrued professional fees	49,370	111,561
State income and other taxes payable	269,258	79,615
Total accrued expenses	$1,490,666	$1,334,751

State and other taxes payable includes $191,000 for sales taxes owed to the State of Texas. Onvia had outside sales representatives located in Texas during 2001 to 2003 and again from 2004 to 2006, creating nexus for Onvia in Texas during these periods.  Onvia did not collect sales tax from its clients during this time, because it believed its services were proprietary and, thus, not subject to sales tax.  Onvia received a determination letter from Texas in May 2008 indicating that its services were taxable in Texas.

Note 7:                Interest and Other Income, net

Net interest and other income consisted of the following for the years ended December 31:

	2008	2007	2006
Interest income	$447,493	$1,008,733	$968,551
Interest expense	(20,468)	(15,561)	-
Letter of credit fees	-	-	(17,993)
Other (expense) / income	6,128	(10,891)	1,917
Total interest and other income, net	$433,153	$982,281	$952,475

Note 8:	Income Taxes

At December 31, 2008 and 2007, Onvia had tax net operating loss carryforwards of $250,015,430 and $247,081,988, respectively, which may be used to offset future taxable income. The remaining carryforwards expire at various dates beginning in 2013 through 2028. The utilization of the net operating loss may be subject to annual limitations due to ownership changes of stock in prior years.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Tax (benefit) / expense at statutory rate	(34.0%)	34.0%	(34.0%)
Stock-based compensation	3.1%	(15.1%)	2.7%
Amortization of Goodwill	(0.5%)	(3.4%)	(0.2%)
Other	1.2%	6.9%	0.4%
Increase / (decrease) in Valuation Allowance	30.2%	(22.4%)	31.1%
	0.0%	0.0%	0.0%

Onvia’s net deferred tax assets, calculated by applying the U.S. federal statutory income tax rate of 34% to total deferrals, consist of the following at December 31:

	December 31,	December 31,
	2008	2007
Net operating loss carryforward	$85,005,247	$84,007,877
Prepaid expenses and other assets currently deductible	(225,570)	(128,249)
Accrued expenses not currently deductible	1,300,279	815,507
Depreciation different for tax purposes	(214,436)	1,397,935
Net deferred tax asset	85,865,520	86,093,070
Less: Valuation allowance	(85,865,520)	(86,093,070)
Net deferred tax asset	$-	$-

Onvia has recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the realization is not more likely than not.

Note 9:	Idle Lease Accrual

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

There was no activity in this accrual in the year ended December 31, 2008. The following table displays a rollforward of the idle lease accrual for the years ended December 31, 2008, 2007 and 2006:
			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2006	of Sublease	December 31,
	2005	Reduction	Income	2006
Idle lease charges	$6,537,735	$(66,691)	$(2,691,829)	$3,779,215

			Amounts
	Accruals at		Paid, Net	Accruals at
	December 31,	2007	of Sublease	December 31,
	2006	Reduction	Income	2007
Idle lease charges	$3,779,215	$(2,652,550)	$(1,126,665)	$-

Note 10:	Commitments and Contingencies

Operating leases
As discussed in Note 9, Onvia terminated its non-cancellable operating lease on its former corporate headquarters building effective January 11, 2008.  Concurrent with the termination of its former office space lease, Onvia entered into a new non-cancellable operating lease for office space in a different location, which expires in October 2015.  Rent was abated for the first nine months of the new office lease; however, rent expense is being recognized on a straight-line basis over the term of the lease.

Total rent expense was $835,057, $1,027,664 and $898,716 for the years ended December 31, 2008, 2007 and 2006, respectively, excluding idle lease charges.

Onvia also has a non-cancellable operating lease for office equipment, which expires in January 2010.

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

2009	$899,063	$18,670	$917,733
2010	926,034	-	926,034
2011	953,815	-	953,815
2012	982,430	-	982,430
2013	1,011,903	-	1,011,903
Thereafter	1,936,431	-	1,936,431

	$6,709,676	$18,670	$6,728,346

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31:

	Capital Leases
	Principal	Interest	Total
2009	$82,472	$5,887	$88,359
2010	6,174	197	6,371
Thereafter	-	-	-
	$88,646	$6,084	$94,730

Purchase Obligations
Onvia has noncancellable purchase obligations for software development agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from 2009 to 2012.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase
Obligations

2009	$1,353,953
2010	428,852
Thereafter	-
$1,782,805

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

The parties in the approximately 300 coordinated class actions, including Onvia, the underwriter defendants in the Onvia class action, and the plaintiffs in the Onvia class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.   If the settlement is not concluded or approved and Onvia is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 2, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of the Company's initial public offering in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934. The complaint alleges that the combined number of shares of the Company's common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of the Company's initial public offering on March 2, 2000, through at least February 28, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various initial public offerings. On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. The Company waived service. On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008. Plaintiff filed oppositions to both motions on September 8, 2008. All replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on the motions to dismiss  was held on January 16, 2009.  On March 12, 2009, the Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that  Ms. Simmonds had failed to make an adequate demand on the Company prior to filing her complaint.  In its order, the Court stated it would not permit Plaintiff to amend her demand letters while pursuing her claims in the litigation.  Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff's claims were barred by the applicable statute of limitations.  However, the Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' shareholders had notice of the potential claims more than five years prior to filing suit.  It is not clear at this time whether the Plaintiff intends to appeal the dismissal of her claims.   We believe that the outcome of this litigation will not have a material adverse impact on our consolidated financial position and results of operations.

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

In March 2000, Onvia adopted a Savings and Retirement Plan (the “Retirement Plan”) which is a defined contribution plan. The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service.

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. The Company’s Board of Directors have the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.  In February 2008, Onvia transferred 8,837 shares from treasury stock into the Retirement Plan to match 2007 employee contributions and in March 2009, Onvia transferred 8,055 shares from treasury stock into the Retirement Plan to match 2008 employee contributions.  The Company recorded $50,928 and $58,864 in non-cash stock-based compensation in 2008 and 2007, respectively, related to this match.

Note 12:                      Stockholders’ Equity

Authorized shares
At December 31, 2008, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share.  Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Warrants to purchase Series A preferred stock
As of December 31, 2008 and 2007, 49,941 warrants to purchase shares of Series A preferred stock at $9.00 per share were outstanding.  These warrants were issued during 1999 in conjunction with the Company’s subordinated debt financing and expire in 2009. These warrants are eligible for the cash distribution of $3.90 per share approved by Onvia’s Board of Directors in March 2002 if they are exercised in the future. None of these warrants were exercised during the years ended December 31, 2008, 2007 or 2006. Onvia has not recorded a liability for the potential future distributions, because the exercise price of all eligible warrants exceeds $3.90 per share and the warrant holders would first have to pay the $9.00 exercise price to Onvia in order to receive the $3.90 distribution.  The maximum future distribution upon exercise of these warrants is approximately $195,000.

Note 13:	Supplemental Cash Flow Information

Onvia paid approximately $20,000 and $16,000 in interest expense on capital leases during the years ended December 31, 2008 and 2007, respectively.  There was no cash paid for interest or income taxes in the year ended December 31 2006.

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2008 and 2007:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue	$5,347	$5,118	$5,166	$5,511
Gross margin	4,311	3,993	4,100	4,412
Noncash stock-based compensation	216	214	130	158
Total operating expenses	4,931	5,381	5,030	5,281
Loss from operations	(620)	(1,388)	(930)	(869)
Net loss	$(445)	$(1,252)	$(831)	$(846)
Comprehensive loss	(445)	(1,252)	(831)	(846)
Basic net loss per common share	$(0.05)	$(0.15)	$(0.10)	$(0.11)
Diluted net loss per common share	$(0.05)	$(0.15)	$(0.10)	$(0.11)

Basic weighted average shares outstanding	8,208	8,230	8,236	8,243
Diluted weighted average shares outstanding	8,208	8,230	8,236	8,243

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue	$4,852	$5,172	$5,390	$5,514
Gross margin	4,020	4,233	4,462	4,482
Noncash stock-based compensation	227	226	219	255
Idle lease charges (1)	-	-	(2,653)	-
Total operating expenses	5,273	4,846	1,852	5,714
(Loss) / income from operations	(1,253)	(613)	2,610	(1,232)
Net (loss) / income	$(1,011)	$(358)	$2,857	$(994)
Unrealized gain/(loss) on available-for-sale investments	1	(6)	19	(8)
Comprehensive (loss) / income	(1,010)	(364)	2,876	(1,002)
Basic net (loss) / income per common share	$(0.13)	$(0.04)	$0.35	$(0.12)
Diluted net (loss) / income per common share	$(0.13)	$(0.04)	$0.33	$(0.12)

Basic weighted average shares outstanding	7,988	8,038	8,119	8,199
Diluted weighted average shares outstanding	7,988	8,038	8,547	8,199

(1)      Refer to the discussion in Note 9 for additional information on idle lease charge.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Based on management’s evaluation as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, were effective as of the end of the period covered by this Report.

Report of Management on Internal Control over Financial Reporting
Onvia’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act,.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2009. Information regarding the Company’s executive officers is set forth in Item 4 of Part 1 of this Annual Report under the caption “Executive Officers of the Registrant” and incorporated by reference into this Item 10.

The Company adopted a code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission. This code is publicly available on the Company’s website at www.onvia.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Accounting Officer or Controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedule:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2006	$44,397	$42,505	$(38,745)	$48,157
Year Ended December 31, 2007	48,157	38,501	(34,515)	52,143
Year Ended December 31, 2008	$52,143	$74,962	$(95,145)	$31,960

(1) Uncollectible accounts written off, net of recoveries.

    Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

3.               EXHIBITS

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	May have been qualified by disclosure that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	May apply standards of materiality that differ from those of a reasonable investor; and
•	Were made only as of specified dates contained in the agreements and are subject to later developments.
        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.
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

10.1*	Onvia, Inc. 2008 Equity Incentive Plan (incorporated by Reference to the 2008 Proxy Statement dated August 6, 2008)

10.2*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2004, filed on March 25, 2005)

10.3*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

10.4*	Amended 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

10.5*	2000 Directors’ Stock Option Plan (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

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

10.9*	2008 Management Incentive Plan (incorporated by reference to Exhibit 10.9 from the Form 10-Q for the quarter ended March 31, 2008, filed on May 13, 2008)

10.10*++	2009 Management Incentive Plan

10.11*++	2009 Executive Compensation Plan for Irvine Alpert, Executive Vice President

10.12*++	2009 Executive Compensation Plan for Michael Tannourji, Senior Vice President Sales and Marketing

23.1++	Consent of Deloitte & Touche LLP

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
*           Executive Compensation Plan or Agreement
++           Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 2009.

ONVIA, INC.

By:	/s/ Michael D. Pickett
Michael D. Pickett
Chairman of the Board, Chief Executive Officer and President

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Michael D. Pickett and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2008, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL D. PICKETT Michael D. Pickett	Chairman of the Board, Chief Executive Officer and President	March 31, 2009

/S/ CAMERON S. WAY Cameron S. Way	Chief Financial Officer	March 31, 2009

/S/ JEFFREY C. BALLOWE Jeffrey C. Ballowe	Director	March 31, 2009

/S/ JAMES L. BRILL James L. Brill	Director	March 31, 2009

/S/ ROBERT G. BROWN Robert G. Brown	Director	March 31, 2009

/S/ ROGER L. FELDMAN Roger L. Feldman	Director	March 31, 2009

/S/ D. VAN SKILLING D. Van Skilling	Director	March 31, 2009

/S/ STEVEN D. SMITH Steven D. Smith	Director	March 31, 2009