Form 10-Q
period 2009-03-31
ONVIA INC
filed 2009-05-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Common stock, par value $.0001 per share: 8,254,883 shares outstanding as of April 30, 2009.

ONVIA, INC.

INDEX

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2009	December 31, 2008 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,467	$13,043
Accounts receivable, net of allowance for doubtful accounts of $164 and $32	1,100	1,645
Prepaid expenses and other current assets	613	785
Reimbursable tenant improvements	147	147
Security deposits, current portion	135	135

Total current assets	15,462	15,755

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $2,958 and $2,782	1,547	1,710
Security deposits, net of current portion	269	404
Internal use software, net of accumulated amortization of $1,957 and $1,752	5,171	4,447
Other assets	8	7

Total long term assets	6,995	6,568

TOTAL ASSETS	$22,457	$22,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$710	$853
Accrued expenses	1,361	1,491
Obligations under capital leases, current portion	58	82
Unearned revenue, current portion	9,949	8,979
Deferred rent, current portion	67	61

Total current liabilities	12,145	11,466

LONG TERM LIABILITIES:
Obligations under capital leases, net of current portion	-	6
Unearned revenue, net of current portion	112	139
Deferred rent, net of current portion	899	919
.
Total long term liabilities	1,011	1,064

TOTAL LIABILITIES	13,156	12,530

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,254,909 and 8,254,909 shares issued; and 8,254,883 and 8,246,828 outstanding	1	1
Treasury stock, at cost: 26 and 8,081 shares	-	(40)
Additional paid in capital	352,226	352,127
Accumulated deficit	(342,926)	(342,295)

Total stockholders’ equity	9,301	9,793

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,457	$22,323

(1) Derived from audited financial statements included in the 2008 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$4,991	$4,543
Content license	580	526
Management information reports	263	222
Other	53	56

Total revenue	5,887	5,347

Cost of revenue	1,225	1,036

Gross margin	4,662	4,311

Operating expenses:
Sales and marketing	3,480	2,725
Technology and development	734	1,113
General and administrative	1,081	1,093

Total operating expenses	5,295	4,931

Loss from operations	(633)	(620)
Interest and other income, net	2	175

Net loss	$(631)	$(445)

Basic and diluted net loss per common share	$(0.08)	$(0.05)

Basic and diluted weighted average shares outstanding	8,248	8,208

See accompanying notes to the unaudited condensed consolidated financial statements

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(631)	$(445)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	394	311
Stock-based compensation	115	216
Change in operating assets and liabilities:
Accounts receivable	545	313
Prepaid expenses and other current assets	243	(243)
Other assets	6	5
Accounts payable	(212)	(775)
Accrued expenses	(113)	(154)
Unearned revenue	943	(553)
Deferred rent	(13)	203

Net cash provided by / (used in) operating activities	1,277	(1,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(27)	(848)
Proceeds from sales of property and equipment	-	3
Additions to internal use software	(930)	(581)
Return of security deposits	135	3,500
Cash received for reimbursable tenant improvements	-	2,056

Net cash (used in) / provided by investing activities	(822)	4,130

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(31)	(28)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	-	10

Net cash used in financing activities	(31)	(18)

Net increase in cash and cash equivalents	424	2,990

Cash and cash equivalents, beginning of period	13,043	14,301

Cash and cash equivalents, end of period	$13,467	$17,291

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of treasury stock for 401K matching contribution	(44)	(69)
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three month periods ended March 31, 2009 or 2008.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of sales	$5	$8
Sales and marketing	44	69
Technology and development	24	49
General and administrative	42	90

Total stock-based compensation	$115	$216

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.82%	2.67%
Expected volatility	47%	41%
Expected Dividends	0%	0%
Expected life (in years)	5.1	5.2

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. No purchase periods commenced during the three months ended March 31, 2009 or 2008.

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three months ended March 31, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2009	1,916,382	$8.48
Options granted	10,000	3.82
Options exercised	-	-
Options forfeited and cancelled	(24,344)	6.46
Total options outstanding at March 31, 2009	1,902,038	8.48	5.36	$604,878

Options exercisable at March 31, 2009	1,481,482	$8.47	4.64	$597,816
Options vested and expected to vest at March 31, 2009	1,810,316	$8.46	5.23	$603,722
(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.82 at March 31, 2009 for options that were in-the-money at March 31, 2009.  The number of in-the-money options outstanding and exercisable at March 31, 2009 was 486,422 and 452,572, respectively.

The weighted average grant date fair value of options granted during the three month periods ended March 31, 2009 and 2008 was $1.63 and $2.53 per option, respectively.

As of March 31, 2009, there was approximately $487,000 of unrecognized compensation cost related to unvested stock options and estimated ESPP purchases.  That cost is expected to be recognized over a weighted average period of 1.30 years.

During the three months ended March 31, 2009 and 2008, cash of approximately $0 and $10,000, respectively, was received upon exercise of stock options.

4.	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share is calculated by dividing the net loss per share by the weighted average number of shares of common stock outstanding for the period plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted net losses per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

For the three months ended March 31, 2009 and 2008, options and warrants to purchase approximately 2.0 million shares of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position in those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Prepaid expenses	$607	$775
Interest and other receivable	-	4
Other	6	6
	$613	$785

6.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Computer equipment	$2,641	$2,629
Software	1,060	1,059
Furniture and fixtures	98	98
Leasehold improvements	706	706

Total property and equipment	4,505	4,492

Less accumulated depreciation and amortization	(2,958)	(2,782)

Net book value	$1,547	$1,710

Property and equipment includes $224,000 of property financed under capitalized leases as of March 31, 2009 and December 31, 2008, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Payroll and related liabilities	$1,104	$1,173
State income taxes payable and other	257	318
	$1,361	$1,491

8.	New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to us.

9.	Commitments and Contingencies

Operating Leases
Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015. Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

 As of March 31, 2009, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):
	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

2009	$676	$14	$690
2010	926	-	926
2011	954	-	954
2012	982	-	982
2013	1,012	-	1,012
Thereafter	1,936	-	1,936

	$6,486	$14	$6,500

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31 (in thousands):

	Capital Leases
	Principal	Interest	Total
2009	$52	$3	$55
2010	6	-	6
Thereafter	-	-	-
	$58	$3	$61

Purchase Obligations
Onvia has non-cancellable purchase obligations for marketing services, co-location hosting arrangements, software development agreements, third party content agreements and domain name rights. The current agreements expire in dates ranging from 2007 to 2011. Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

2009	$721
2010	422
2011	39
Thereafter	-
$1,182

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

At the Court’s request, plaintiffs selected six “focus” cases, which do not include Onvia.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The defendants in the focus cases filed motions to dismiss the amended complaints.  On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of the plaintiffs, their motion for class certification was withdrawn, without prejudice.

On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes Onvia, the underwriter defendants in Onvia’s class action lawsuit, and the plaintiff class in Onvia’s class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  The settlement is subject to termination by the parties under certain circumstances, and Court approval.  There is no assurance that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.   If the settlement is not approved and Onvia is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Ms. Simmonds filed a Notice of Appeal on March 31, 2009, and an Amended Notice of Appeal on April 10, 2009.  Simmonds’ opening brief in the appeal is currently due on July 27, 2009, with the Company and the underwriters’ responses due on August 25, 2009.  Simmonds' reply brief is due on September 8, 2009. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

Potential Future Litigation
In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

10.	Provision for Income Taxes

Onvia has incurred net operating losses, or NOLs, from its inception through March 31, 2009, with the exception of the third quarter of 2007.  Because of this history of net operating losses Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which will be reduced by $135,000 annually over the first three years of the lease beginning with the first anniversary of the commencement date, and by $45,000 on the fourth anniversary of the commencement date, with the balance being returned at lease termination in October 2015.  $135,000 was returned in March 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those Sections. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and later in this Report under Part II - Item 1A “Risk Factors,” and in “Part I - Item 1A - Risk Factors” in our 2008 Annual Report on Form 10-K. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

Our  information products and planning tools leverage our database which has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within our database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 5 million procurement related records connected to over 275,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 160,000 current and historical opportunities covering activity within the top 85 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so clients are able to quickly find and analyze information relevant to their businesses.

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

Revenue from the sale of management information reports is recognized upon delivery of the report to the client.  Pricing for management information reports is generally based on one, or a combination of, the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery.

Onvia was incorporated in January 2000 in the state of Delaware.  Our principal corporate office is located in Seattle, Washington.  On April 30, 2009, we transferred our securities from The NASDAQ Global Market to The NASDAQ Capital Market. Our securities continue to trade under the symbol ONVI.

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

Products and Services

Our products and services provide access to our database of project specific information and provide clients specialized tools for analyzing information relevant to their business.  We expect to continue to expand our content and develop new database analysis and access tools to meet the needs of our existing clients as well as potential new categories of clients.

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

We have two distinct access levels to our public sector information: Onvia Business Builder; and the Onvia Guide.

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

Onvia Planning and Construction
Onvia Planning and Construction or OPC provides early stage project information on commercial and residential development projects.  This market intelligence solution is comprehensive, covering the top 76 metropolitan areas within the U.S.  Our database of over 86,000 commercial and residential records provides a detailed overview of the commercial and residential marketplace.  This market intelligence can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, Onvia Planning and Construction helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inbox.  Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

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

Executive Summary of Operations and Financial Position

For the quarter ended March 31, 2009, revenue was $5.9 million compared to $5.3 million in the same quarter of 2008, an increase of 10%.  Revenue increased primarily due to the growth in Annual Contract Value, or ACV, our leading indicator for future revenue growth. At March 31, 2009, ACV grew to $20.9 million, up 6% compared to $19.8 million in the previous quarter, and up 19% compared to $17.5 million in the first quarter of 2008. (For more information about ACV, see “About Annual Contract Value,” below.)

During the first quarter, ACV improved, in part, due to better first-year revenue retention, primarily as a result of the new client on-boarding program initiated in early 2008.  New client acquisitions also improved due to our targeted marketing strategy and planned investment in our sales force and sales process. We also believe that there has been an increased level of interest in the public sector as a result of the slowing commercial sector, and our new government spending tracking site, Recovery.org, creates a marketplace that drives this interest.

A significant driver of ACV is Annual Contract Value per Client or ACVC, which grew 4% from the previous quarter and 14% from the same year-ago period to an average of $2,448 per client. ACVC improved by targeting higher value clients and emphasizing higher value database products.

During the first quarter, Onvia added approximately 100 net clients, bringing the total client base to approximately 8,500. This represented an increase of 1% from approximately 8,400 in the previous quarter and an increase of 5% from approximately 8,100 clients in the same period a year ago. Out of the 8,500 total clients in first quarter, approximately 8,000 of these were categorized as high value clients, i.e., excludes subscribers to the company’s entry level Metropolitan notification product. This represented a 3% increase from approximately 7,800 high value clients in the previous quarter and an increase of 16% from approximately 6,900 in the same period a year ago.

Cost of sales totaled $1.2 million for the first quarter of 2009 compared to $1.0 million in the same quarter of 2008, an increase of 18%. The increase is primarily due toan increase in payroll-related costs from hiring our new Director of Information Production, in November of 2008, an increase in overtime hours worked by our content researchers, and third-party content costs related to greater content requirements for our OPC product launched in February 2008.

Operating expenses for the quarter ended March 31, 2009 totaled $5.3 million, which was unchanged from the previous quarter and increased 7% from $4.9 million in the first quarter of 2008. The increase is primarily due to our planned investment in our sales force, offset by lower technology and development expenses. Technology and development expenses decreased primarily because the development organization was more engaged in fully capitalizable projects during the quarter.

As a result of the above activities, net loss increased to $631,000, or $0.08 per share, in the first quarter of 2009 compared to a net loss of $445,000, or $0.05 per share, in the first quarter of 2008.

Cash flows from operations provided us with $1.3 million in the first three months of 2009 compared to using $1.1 million in the same period in 2008. The change to net cash provided by operating activities from net cash used in operating activities was primarily attributable to an increase in cash collected due to increased sales and policies implemented to reduce the percentage of sales made on quarterly payment terms. We ended the quarter with $13.5 million in cash and cash equivalents.

Year-over-year, unearned revenue increased by 13% to $10.1 million at March 31, 2009, compared to $8.9 million at March 31, 2008.  The year-over-year increase is due to higher sales in the first quarter of 2009 compared to the same quarter in 2008 and from an increase in the sales force which resulted in an increase in client base.  Unearned revenue increased to $10.1 million in the first quarter of 2009 due in part to the previously discussed changes in payment terms and due to an increase in sales driven in part by an increase in our sales force..  In the first quarter of 2009, the economic stimulus activity, the recently passed recovery legislation, and the stalled commercial sector increased interest in public sector opportunities and this accelerated revenue growth.

Over the last several years, we have introduced new tools to enhance the access to information contained in our database and tools to improve the relevance of the information returned from searches against our database.  In 2009, we plan to launch new core technologies, including a comprehensive new user interface which combines access to public and private sector data.  By continuing to enhance our product offering through the introduction of new tools and content that further improve our clients’ ability to tailor the information to the needs of their business, we expect that this will increase the satisfaction of our existing clients, thereby increasing retention rates, and broaden the appeal of our products to potential new categories of clients.

Management evaluates the following four key operating metrics, among others, to assist in the evaluation of Onvia’s operating performance, and believes these metrics provide a means to compare our business with other businesses in the information industry.

Annual Contract Value (“ACV”)
Annual Contract Value, or “ACV,” represents the annualized aggregate revenue value of subscription contracts.  ACV is driven by an increase in Annual Contract Value per Client (ACVC) and the growth in the number of clients. Onvia also generates revenues from multi-year content reseller licenses, management reports, document download services, and list rental services, which are not included in the calculation of ACV.  ACV is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to revenue or any other financial measures so calculated. Management uses this information as a basis for planning and forecasting core business activity for future periods and believes it is useful in understanding the results of its operations.  At March 31, 2009, ACV was $20.9 million, up 19% compared to $17.5 million at March 31, 2008.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.  At March 31, 2009 we had approximately 8,500 clients, up 5% from approximately 8,100 at March 31, 2008.

Annual Contract Value per Client (“ACVC”)
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.  At March 31, 2009, ACVC was $2,448, an increase of 14% compared to $2,151 at March 31, 2008.

Quarterly Contract Value per Client (“QCVC”)
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  In the first quarter of 2009, QCVC was $2,647, an increase of 13% compared to $2,336 in the first quarter of 2008.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2009	2008
Revenue:
Subscription	85%	85%
Content license	10%	10%
Management information reports	4%	4%
Other	1%	1%
Total revenue	100%	100%

Cost of revenue	21%	19%

Gross margin	79%	81%

Operating expenses:
Sales and marketing	59%	51%
Technology and development	12%	21%
General and administrative	18%	20%

Total operating expenses	89%	92%

Loss from operations	(10%)	(11%)
Interest and other income, net	0%	3%

Net loss	(10%)	(8%)

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2009 increased 11% to $5.9 million, compared to $5.3 million for the three months ended March 31, 2008.  Revenue increased as a result of prior period increases in our ACV, which is attributable to increased adoption of our database products, improved first year retention rates, and positive results from our investment in our sales force and sales processes.

Costs of revenues increased to 21% of revenue for the three months ended March 31, 2009, compared to 19% in the same period in 2008.  In total, costs of revenues were $1.2 million compared to $1.0 million for these respective periods, representing an increase of $189,000, or 19% in 2009.

Our costs of revenues primarily represent payroll-related expenses associated with the research and aggregation of the data in our database, and third party content fees, but also include credit card processing fees. The increase for the comparable three month periods was primarily due to an increase of $106,000 in employee related costs from our new Director, Information Production, who joined us in November 2008 and overtime wages and bonus incentives for our content researchers who worked more overtime hours. There was an increase of $76,000 in third party content costs related to increased content requirements for our Onvia Planning and Construction product launched in February 2008. Weighted average headcount for our content research team was 52 during the three months ended March 31, 2009 compared to 51 in the same period in 2008.

Sales and Marketing

Sales and marketing expenses increased in total and as a percentage of revenue to $3.5 million and 59% of revenue in the three months ended March 31, 2009, compared to $2.7 million and 51% in the same period in 2008.

In total, sales and marketing expenses increased $755,000, or 28%, in the first quarter of 2009 compared to the same period in 2008. The increase is primarily due to employee related costs, which have increased by $727,000 mostly from increasing the size of our sales force and sales management team.  Weighted average headcount in our sales and marketing teams was 92 during the three months ended March 31, 2009, compared to 85 in the same period in 2008.  Commission expense was higher in the first quarter of 2009 compared to 2008 due to higher sales compared to the same period in 2008.

Technology and Development

Technology and development expenses decreased in total and as a percentage of revenue to $734,000 and 12% for the three months ended March 31, 2009 compared to $1.1 million and 21% of revenue in the same period in 2008.

For the comparable three month periods technology and development expenses decreased $379,000, or 34%.  The decrease in expenses is primarily attributed to a decrease of $318,000 in employee-related costs due to a decrease in headcount on our technology and development team.  Headcount decreased on this team, because we outsourced most of our development efforts, which enables us to be more flexible with our staffing requirements on this team.  The majority of these outsourced development costs are capitalized as internal use software, pursuant to the guidance in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1.  Weighted average headcount in our technology and development teams was 19 during the three months ended March 31, 2009, compared to 27 in the same period in 2008.

General and Administrative

General and administrative expenses decreased as a percentage of revenue to 18%, but remained flat at $1.1 million in the three months ended March 31, 2009 and 2008.

For the comparable three month periods, general and administrative expenses remained flat; however, we did see variances in the following categories: Office relocation expenses were $163,000 higher in the first quarter of 2008 because of our move to our new office in January 2008 and recruiting fees decreased $39,000 because we limited the use of outside placement firms in 2009.  These decreases were offset by an increase of $123,000 in bad debt expense, which is due to timing of defaults and the increase in sales volume. Travel and entertainment increased by $86,000, primarily due to increased executive travel to enhance our understanding of the American Recovery and Reinvestment Act and its impact to our clients and our business. Weighted average headcount in this group was 12 during the three months ended March 31, 2009 and 2008.

Interest and Other Income, Net

Net interest and other income was $2,000 for the three months ended March 31, 2009, compared to $175,000 for the same period in 2008.  The decrease is primarily attributable to a decrease in short term interest rates in 2009 compared to 2008. At March 31, 2009, our investments consisted entirely of U.S. Treasury Cash Reserves. Interest expense was $3,000 and $6,000 in the three months ended March 31, 2009 and 2008, respectively.  Interest expense relates to capital leases for server equipment.

Net Loss and Net Loss per Share

Net losses were $631,000 and $445,000 for the three months ended March 31, 2009 and 2008, respectively.  The increase in net loss resulted from the increases in cost of revenue and increases in operating costs as discussed above.  On a per share basis, net losses were $0.08 and $0.05 for the three months ended March 31, 2009 and 2008, respectively.

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

Revenue Recognition
Our revenues are primarily generated from subscriptions, content licenses and management information reports.  Our subscriptions are generally annual contracts; however, we also offer, on a limited basis, extended multi-year contracts to our subscription clients, and content licenses are generally multi-year agreements.  Subscription and content licenses are recognized ratably over the term of the agreement. We also generate revenue from fees charged for management reports, document download services, and list rental services, and revenue from these types of services is recognized upon delivery.

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

Internal Use Software
SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. We capitalized $930,000 and $581,000 in internal use software costs during the three months ended March 31, 2009 and 2008, respectively. Capitalized costs during the first three months of 2009 increased significantly compared to the same period in 2008 as a result of costs related to the development of a  new technology platform initiative scheduled for release in the middle of 2009.  Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years. Amortization related to capitalized software was $205,000 and $129,000 for the three months ended March 31, 2009 and 2008, respectively.

Stock-Based Compensation
We account for stock-based compensation according to the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, or FAS 123R, which requires the measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Property and Equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the three months ended March 31, 2009 or 2008.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of March 31, 2009 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$6,486	$906	$2,884	$2,069	$627
Purchase obligations (1)	1,182	1,182	-	-	-
Capital lease obligations (2)	61	61	-	-	-
Other operating lease obligations (3)	14	14	-	-	-
Total	$7,743	$2,163	$2,884	$2,069	$627
 (1) Purchase obligations relate to co-location hosting arrangements, software development agreements, marketing agreements, third party content agreements and domain name rights.
(2) Capital lease obligations relate to server equipment and related maintenance agreements.
(3) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents were $13.5 million at March 31, 2009, and our working capital was $3.3 million. From December 31, 2008 to March 31, 2009, our cash and cash equivalents increased $424,000.  The increase in cash and cash equivalents is primarily due to the $1.3 million increase in operating cash flow explained below.  This is offset by net cash outflows of $822,000 in investing activities consisting of $930,000 for internal use software related to our new technology platform initiative, offset by the return of $135,000 for a portion of our security deposit on the lease for our corporate headquarters building.

We generated positive cash flow from operations of $1.3 million in the first quarter of 2009 primarily because of increased collections on higher sales volume, and limiting the offer of quarterly payment terms to our clients. These increases to operating cash flow were offset by office rent payments because the rent abatement on our new office lease expired in November 2008 and higher sales and marketing costs related to maintaining a larger sales force.  . Until we consistently generate recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.

If the continuing slowdown in the economy results in an increase in the number of subscriptions sold with delayed payment terms, such as quarterly payment terms, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

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

Operating Activities

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2009, compared to net cash used in operating activities of $1.1 million in the same period in the prior year.  The increase in net cash from operating activities was primarily attributable to an increase in cash collected due to higher sales volume in the period ended March 31, 2009 compared to the same period in 2008. These decreases were offset by office rent payments because the rent abatement on our new office lease expired in November 2008 and higher sales and marketing costs related to maintaining a larger sales force.

Investing Activities

Net cash used in investing activities was $822,000 compared to cash provided of $4.1 million in the three months ended March 31, 2009 and 2008, respectively.  In 2008, a $3.5 million security deposit was returned on our prior office lease and we were reimbursed $2.1 million for tenant improvements by our current landlord.  Purchases of property and equipment and internal use software also decreased by $472,000 compared to the same period in 2008 due to leasehold improvements made on our new corporate headquarters in January 2008.  In addition, $135,000 for a portion of our security deposit on the lease for our corporate headquarters was returned to us in March 2009.

Financing Activities

Net cash used in financing activities was $31,000 in the three months ended March 31, 2009, compared to $18,000 in the same period in the prior year.  The increase in cash used in financing activities is primarily due to a decrease in receipts from the exercise of stock options.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant as explained further below.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $58,000 in debt related to capital leases as of March 31, 2009, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, and corporate debt securities with remaining maturities of thirteen months or less; however, as of March 31, 2009, our investments consisted entirely of U.S. Treasury Cash Reserves.  Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 9, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of certain risk factors facing our company. The risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report.  There are no material changes to the risk factors previously disclosed in our 2008 Annual Report.

•	Risks related to our growth strategy

o	Weakness in the U.S. economy and in the commercial-residential housing market specifically, could drive reduced spending by our clients and prospective clients on business intelligence services
o	Continued weakness in the U.S. economy may negatively impact our client retention rates
o	We may not be able to meet our projected renewal rates
o	We may be required to increase our sales and marketing expenses in order to achieve our revenue goals
o	We may not be able to increase subscribership to our high value products
o	We may not achieve our projections for adoption of new products by new and existing clients
o	We may fail to attract, hire and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets
o	If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace
o	Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings

•	Risks related to our new product strategy

o	We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of new content and products
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o
We have invested significant capital into the development of new products, such as Onvia Planning and Construction and our planned new database platform and user interface, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

o	We may improperly price our new product offerings for broad client acceptance
o	We may overestimate the value of sales intelligence to companies in the infrastructure marketplace

•	Financial, economic and market risks

o	We may not be able to generate recurring positive cash flows from operations
o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance
o	We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	Operational risks

o	We may not effectively implement new technologies and new product functionality could fail to perform as designed
o	System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients
o
Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products

o	We may be unable to retain the services of executive officers, directors, senior managers and other key employees, which would harm our business
o	Political, social or environmental conditions in off-shore locations may impact the collection and delivery of our content and/or development of new products
o	We may be unable to effectively monitor and prevent unauthorized redistribution of our published information
o	Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all
o	Increased blocking of our emails could negatively impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts

•	Regulatory, judicial or legislative risks

o
Any settlement or claim awarded against Onvia in our ongoing litigation matters discussed in Note 9, “Commitments and Contingencies,” of the notes to our unaudited condensed consolidated financial statements in this Report could negatively impact our operating results

o	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce
o	Our access to new content from governmental entities and other third parties may be restricted if bid aggregation on the Internet is restricted by law or regulations
o	Utilization of our net operating loss, or NOL, carryforwards may be subject to annual limitations provided by the Internal Revenue code

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

10.10*	2009 Management Incentive Plan (incorporated by reference to Exhibit 10.10 from Form 10-K for the year ended December 31, 2008, filed on March 31, 2009)

10.11*	2009 Executive Compensation Plan for Irvine Alpert, Executive Vice President (incorporated by reference to Exhibit 10.11 from Form 10-K for the year ended December 31, 2008, filed on March 31, 2009)

10.12*
2009 Executive Compensation Plan for Michael Tannourji, Senior Vice President Sales and Marketing (incorporated by reference to Exhibit 10.12 from Form 10-K for the year ended December 31, 2008, filed on  March 31, 2009)

31.1++
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

Date:  May 14, 2009