Form 10-Q
period 2009-06-30
ONVIA INC
filed 2009-08-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes    [  ] No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes    [X] No

Common stock, par value $.0001 per share: 8,267,928 shares outstanding as of July 31, 2009.

ONVIA, INC.

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,189	$13,043
Short-term investments, available-for-sale	2,652	-
Accounts receivable, net of allowance for doubtful accounts of $82 and $32	995	1,645
Prepaid expenses and other assets, current portion	688	785
Reimbursable tenant improvements	-	147
Security deposits, current portion	135	135

Total current assets	15,659	15,755

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $3,137 and $2,782	1,442	1,710
Reimbursable tenant improvements	147	-
Security deposits, net of current portion	269	404
Internal use software, net of accumulated amortization of $2,160 and $1,752	5,709	4,447
Prepaid expenses and other assets, net of current portion	10	7

Total long term assets	7,577	6,568

TOTAL ASSETS	$23,236	$22,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$989	$853
Accrued expenses	1,137	1,491
Obligations under capital leases, current portion	24	82
Unearned revenue, current portion	10,802	8,979
Deferred rent, current portion	74	61

Total current liabilities	13,026	11,466

LONG TERM LIABILITIES:
Obligations under capital leases, net of current portion	-	6
Unearned revenue, net of current portion	98	139
Deferred rent, net of current portion	877	919

Total long term liabilities	975	1,064

TOTAL LIABILITIES	14,001	12,530

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,267,954 and 8,254,909 shares issued; and 8,267,928 and 8,246,828 outstanding	1	1
Treasury stock, at cost: 26 and 8,081 shares	-	(40)
Additional paid in capital	352,359	352,127
Accumulated other comprehensive loss	(1)	-
Accumulated deficit	(343,124)	(342,295)

Total stockholders’ equity	9,235	9,793

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,236	$22,323
(1) Derived from audited financial statements included in the 2008 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements

Onvia, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,408	$4,359	$10,399	$8,903
Content license	550	568	1,130	1,093
Management information reports	194	94	456	316
Other	64	97	117	153

Total revenue	6,216	5,118	12,102	10,465

Cost of revenue	1,228	1,125	2,453	2,161

Gross margin	4,988	3,993	9,649	8,304

Operating expenses:
Sales and marketing	3,237	3,062	6,717	5,785
Technology and development	664	980	1,398	2,093
General and administrative	1,292	1,339	2,373	2,433

Total operating expenses	5,193	5,381	10,488	10,311

Loss from operations	(205)	(1,388)	(839)	(2,007)

Interest and other income, net	8	136	11	311

Net loss	$(197)	$(1,252)	$(828)	$(1,696)

Unrealized loss on available-for-sale securities	(1)	-	(1)	-

Comprehensive loss	$(198)	$(1,252)	$(829)	$(1,696)

Basic and diluted net loss per common share	$(0.02)	$(0.15)	$(0.10)	$(0.21)

Basic and diluted weighted average shares outstanding	8,262	8,230	8,255	8,221

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (828)	$ (1,696)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	782	702
Loss on abandoned assets	-	97
Stock-based compensation	217	428
Change in operating assets and liabilities:
Accounts receivable	650	241
Prepaid expenses and other assets	120	(87)
Accounts payable	(146)	(1,062)
Accrued expenses	(363)	(138)
Unearned revenue	1,782	(581)
Deferred rent	(29)	413

Net cash provided by / (used in) operating activities	2,185	(1,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(101)	(1,267)
Proceeds from sales of property and equipment	-	3
Additions to internal use software	(1,395)	(1,494)
Purchases of investments	(2,652)	-
Return of security deposits	135	3,500
Reimbursable tenant improvements	-	2,415

Net cash (used in) / provided by investing activities	(4,013)	3,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(64)	(55)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	38	94

Net cash (used in) / provided by financing activities	(26)	39

Net (decrease) / increase in cash and cash equivalents	(1,854)	1,513

Cash and cash equivalents, beginning of period	13,043	14,301

Cash and cash equivalents, end of period	$ 11,189	$ 15,814

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of treasury stock for 401K matching contribution	(44)	(69)
Unrealized loss on available-for-sale investments	1	-
Property and equipment additions in accounts payable	8
Internal use software additions in accounts payable	274
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three or six month periods ended June 30, 2009 or 2008.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

During the quarter ended June 30, 2009, Onvia classified reimbursable tenant improvements of $147,000 as a long-term asset on its balance sheet, while this balance was classified as a current asset on its balance sheet at December 31, 2008.  This balance is reimbursable to Onvia upon completion of the build-out of a remaining portion of its corporate headquarters office space.  At December 31, 2008, management believed it was likely the build-out would occur within 12 months from the balance sheet date and the balance remains classified as current as of that date; however, as of June 30, 2009, management changed its plans with regard to the build out and no longer expects this build-out to be completed within 12 months and has therefore classified it as long-term.

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The Company’s management has evaluated potential subsequent events for recording and / or disclosure through August 14, 2009, the date the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and the accompanying financial statements were issued. There were no items requiring recognition or disclosure.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of sales	$5	$4	$10	$12
Sales and marketing	40	80	84	147
Technology and development	15	57	39	106
General and administrative	42	73	84	163

Total stock-based compensation	$102	$214	$217	$428

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.05%	3.36%	1.94%	2.88%
Expected volatility	49%	38%	48%	40%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	4.5	4.7	4.8	5.0

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used for the purchase periods beginning during the three and six months ended June 30, 2009 and 2008:

	Three and Six Months Ended
	June 30,
	2009	2008
Risk-free interest rate	0.30%	1.86%
Expected volatility	95%	28%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plans for the three and six months ended June 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2009	1,916,382	$8.48
Options granted	10,000	3.82
Options exercised	-	-
Options forfeited and cancelled	(24,344)	6.46
Total options outstanding at March 31, 2009	1,902,038	8.48
Options granted	11,000	3.85
Options exercised	(3,150)	2.60
Options forfeited and cancelled	(32,670)	6.54
Total options outstanding at June 30, 2009	1,877,218	8.50	5.31	$1,824,857

Options exercisable at June 30, 2009	1,513,998	$8.55	4.68	$1,678,363
Options vested and expected to vest at June 30, 2009	1,796,126	$8.49	5.19	$1,801,892

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $5.89 at June 30, 2009 for options that were in-the-money at June 30, 2009.  The number of in-the-money options outstanding and exercisable at June 30, 2009 was 688,773 and 606,984, respectively.

The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2009 was $1.61 and $1.62 per option, respectively, compared to $2.10 and $2.40 in the same periods in 2008.

As of June 30, 2009, there was approximately $402,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.26 years.

During the three and six months ended June 30, 2009, approximately $8,000 was received for exercises of stock options, compared to $3,000 and $13,000 in the same periods in 2008.

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

For the three and six month periods ended June 30, 2009 and 2008, options and warrants to purchase approximately 1.9 million and 2.0 million shares, respectively, of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position in those periods.

5.	Short-Term Investments

In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, or FAS 115, Onvia classifies short-term investments in debt securities as available-for-sale at June 30, 2009, stated at fair value as summarized in the following table:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government backed securities	$2,403	$-	$(1)	$2,402
Certificate of deposit	250	-	-	250
	$2,653	$-	$(1)	$2,652

Onvia accounts for short-term investments in accordance with SFAS No. 157, Fair Value Measurements, or FAS 157, which defines fair value as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Onvia uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table summarizes, by major security type, short-term investments classified as available-for-sale at June 30, 2009, stated at fair value:

	Fair Value Measurements as of June 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2009
Description
U.S. Government backed securities	$-	$2,403	$-	$2,403
Certificate of Deposit	-	250	-	250
	$-	$2,653	$-	$2,653

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Prepaid expenses	$670	$775
Interest, deposits and other receivable	18	10
	$688	$785

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Computer equipment	$2,714	$2,629
Software	1,060	1,059
Furniture and fixtures	99	98
Leasehold improvements	706	706

Total property and equipment	4,579	4,492

Less accumulated depreciation and amortization	(3,137)	(2,782)

Net book value	$1,442	$1,710

Property and equipment includes $224,000 of property financed under capitalized leases as of June 30, 2009 and December 31, 2008.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Payroll and related liabilities	$1,014	$1,222
State income and other taxes payable	124	269
	$1,138	$1,491

State income and other taxes payable at December 31, 2008 includes $191,000 for sales taxes owed to the State of Texas.  Onvia had outside sales representatives located in Texas during 2001 to 2003 and again from 2004 to 2006, creating nexus for Onvia in that state during these periods.  Onvia did not collect sales tax from its clients during this time, because it believed its services were proprietary and, thus, not subject to sales tax.  Onvia received a determination letter from Texas in May 2008 indicating that its services were taxable in Texas. In May 2009, the Company settled the tax liability by paying $185,000 to the State of Texas. The remaining $6,000 of the Texas tax accrual is for potential future assessments from the state of Texas regarding nexus.

9.	New Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2009, as compared to the recent accounting pronouncements described in Onvia’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS, 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces FAS 162, The Hierarchy of Generally Accepted Accounting Principles. The objective is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of FAS 168 will be effective for Onvia’s third fiscal quarter beginning July 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  FAS 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we shall recognize such events or transactions in Onvia’s financial statements, and the disclosures required about such events or transactions. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and Onvia has adopted the provisions of this statement for the second quarter of 2009. The Company disclosed in Note 1 the date through which subsequent events have been evaluated and the basis for that date, and whether that date represents the date the financial statements were issued or were available to be issued.

In April 2009, the FASB issued Staff Position, or FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are No Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on Onvia’s financial position, cash flows, and results of operations.

In April 2009, the FASB issued FSP 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was issued to amend and clarify FAS 141 (revised 2007), Business Combinations. In FSP 141(R), the FASB retained the fundamental requirements of FAS 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. FSP 141(R)-1 is effective for annual periods beginning on or after December 15, 2008. The impact that FSP 141(R)-1 will have on Onvia’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed; however, the Company has not made any acquisitions subsequent to the effective date of this Statement for which the provisions are required to be applied.

In April 2009, the FASB issued FSP 115-2, Recognition and Presentation of other-Than-Temporary Impairments. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and is effective for interim and annual reporting periods ending after June 15, 2009. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Onvia has evaluated the debt securities held at June 30, 2009 and the Company does not believe that the securities are impaired. Adoption of this FSP did not have a significant impact on the Company’s financial position, cash flows, or results of operations.

In April 2009, the FASB issued FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. See Note 5 for disclosure about the fair value of financial instruments held at June 30, 2009.

10.	Commitments and Contingencies

Operating Leases
Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015. Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment. The lease for office equipment expires in January 2010.

As of June 30, 2009, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

Remainder of 2009	$451	$8	$459
2010	926	-	926
2011	954	-	954
2012	982	-	982
Thereafter	2,948	-	2,948

	$6,261	$8	$6,269

Capital Leases
In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ending December 31 (in thousands):

	Capital Leases
	Principal	Interest	Total
Remainder of 2009	$20	$1	$21
2010	4	-	4
2011	-	-	-

	$24	$1	$25

Purchase Obligations
Onvia has non-cancellable purchase obligations for marketing services, co-location hosting arrangements, software development and licensing agreements, and third party content agreements. The current agreements expire in dates ranging from 2009 to 2012.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2009	$1,204
2010	675
2011	110
2012	9
$1,998

Legal Proceedings

Class Action Securities Litigation
In 2001, five securities class action suits were filed against the Company, certain former executive officers, and the lead underwriter of the Company’s initial public offering, Credit Suisse First Boston.  The suits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired securities of the Company between March 1, 2000 and December 6, 2000.  In 2002, a consolidated complaint was filed.  The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering.  The complaint sought an undisclosed amount of damages, as well as attorneys’ fees.  This action is being coordinated with approximately 300 other nearly identical actions filed against other companies.

At the Court’s request, plaintiffs selected six “focus” cases, which do not include the Company.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The defendants in the focus cases filed motions to dismiss the amended complaints.  On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of the plaintiffs, their motion for class certification was withdrawn, without prejudice.

On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants and the plaintiff class in the Company’s class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company.  On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances, and final approval by the Court.  There is no assurance that the Court will grant final approval.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter.   If the settlement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 2, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of the Company’s initial public offering in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of the Company’s initial public offering on March 2, 2000, through at least February 28, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of the Company are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various initial public offerings.  On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  The Company waived service.  On July 25, 2008, the Company joined with 29 other issuers to file the Issuer Defendants’ Joint Motion to Dismiss.  Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008.  Plaintiff filed oppositions to both motions on September 8, 2008.  All replies in support of the motions to dismiss were filed on October 23, 2008.  Oral argument on the motions to dismiss was held on January 16, 2009.  On March 12, 2009, the Court granted the Issuer Defendants’ Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Ms. Simmonds had failed to make an adequate demand on the Company prior to filing her complaint.  In its order, the Court stated it would not permit Plaintiff to amend her demand letters while pursuing her claims in the litigation.  Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff’s claims were barred by the applicable statute of limitations.  However, the Court also granted the Underwriters’ Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit.

Ms. Simmonds filed a Notice of Appeal on March 31, 2009, and an Amended Notice of Appeal on April 10, 2009.  The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Ms. Simmonds’ opening brief in the appeal is due on August 26, 2009; the Company and the underwriters’ responses and the underwriters’ brief in support of their cross-appeal are due on October 2, 2009; Ms. Simmonds’ reply brief and opposition to the cross-appeal are due on November 2, 2009; and the underwriters’ reply brief in support of their cross-appeals is due on November 17, 2009.  The Company currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

Onvia has incurred net operating losses, or NOLs, from its inception through June 30, 2009, with the exception of the third quarter of 2007.  Because of this history of net operating losses Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

12.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which will be reduced by $135,000 annually over the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date. The balance will be returned at lease termination in October 2015.

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

Our  information products and planning tools leverage our database which has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within our database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence.  Our database provides information on approximately 5 million procurement related records connected to over 275,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are added to our database each day.  Private sector data includes over 180,000 current and historical opportunities covering activity within the top 85 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys.  The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so clients are able to quickly find and analyze information relevant to their businesses.

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

Our comprehensive database contains much of this relevant decision making information on both a historical and real-time basis and thousands of records are added to our database each day.  Much of the information in our database is linked, so clients can quickly research information relevant to a particular project in one centralized location.  Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others.  Using our database and tools, our clients spend less time on research and more time preparing winning proposals, establishing relationships, and executing contracts.

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

Our suite of information services is comprised of the following products:

Onvia’s Business Solutions

We have two distinct access levels to our public and private sector information: Onvia Business Builder; and the Onvia Guide.

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

Private Sector Content
Subscribers to our Onvia Business Builder product also receive access to early stage project information and a detailed overview on commercial and residential development projects. This market intelligence covers the top 85 metropolitan areas within the U.S. and can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, private sector content helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inbox.  Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

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

Executive Summary of Operations and Financial Position

For the quarter ended June 30, 2009, revenue was $6.2 million compared to $5.1 million in the same quarter of 2008, an increase of 21%.  Revenue increased primarily due to the growth in Annual Contract Value, or ACV. At June 30, 2009 ACV grew to $21.7 million, up 4% compared to $20.9 million in the previous quarter, and up 19% compared to $18.2 million in the second quarter of 2008.  Annual contract value is the annualized aggregate revenue value of our subscription contracts.

A significant driver of ACV is Annual Contract Value per Client or ACVC, which grew 5% from the previous quarter and 15% from the same year-ago period to an average of $2,571 per client. ACVC increased in the second quarter, in part, due to our emphasis on higher valued database products.  Adoption of our database products has increased to 57% up from 47% a year ago.

At June 30, 2009, Onvia’s had a total of approximately 8,500 clients. This represented an increase of 5% from approximately 8,100 clients in the same period a year ago, but flat with the previous quarter. Client count was unchanged from the previous quarter, since new client acquisition is seasonally slower during the second and third quarters of every year.  Out of the 8,500 total clients in second quarter, approximately 8,000 of these were categorized as high value clients, i.e., excludes subscribers to the company’s entry level Metropolitan notification product. High value clients were also flat compared to the previous quarter, but increased 7% from approximately 7,500 in the same period a year ago.

Cost of sales totaled $1.2 million for the second quarter of 2009 compared to $1.1 million in the same quarter of 2008, an increase of 9%. The increase is primarily due to an increase in payroll-related costs and third-party content costs related to processing more high value content compared to a year ago.

Operating expenses for the quarter ended June 30, 2009 totaled $5.2 million compared to $5.4 million in the same quarter of 2008 and remained flat compared to $5.3 million in the first quarter of 2009.  Sales and marketing expenses increased as a result of our planned investment in our sales force offset by lower technology and development expenses. Our efforts to outsource development projects have reduced our internal, non-capitalizable headcount costs.

As a result of the above activities, net loss decreased to $197,000, or $0.02 per share, in the second quarter of 2009 compared to a net loss of $1.3 million, or $0.15 per share, in the second quarter of 2008.

Cash flows from operations provided us with $2.2 million in the first six months of 2009 compared to using $1.7 million in the same period in 2008. The change to net cash provided by operating activities was primarily attributable to an increase in cash collected due to increased sales. We ended the quarter with $13.8 million in cash and cash equivalents and short term investments.

Year-over-year, unearned revenue increased by 22% to $10.9 million at June 30, 2009, compared to $8.9 million at June 30, 2008.  The year-over-year increase is due to higher sales in the second quarter of 2009 compared to the same quarter in 2008.

Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  In the second quarter of 2009, QCVC was $2,806, an increase of 17% compared to $2,393 in the second quarter of 2008.

Recovery.org was launched in March 2009 to provide visibility into how federal funds distributed under the American Recovery and Reinvestment Act are flowing into local communities. As of the end of July, Recovery.org was tracking more than 22,600 projects and an aggregate of $73 billion in government stimulus spending, which has virtually doubled from the numbers we reported at the beginning of May. Recovery.org has attracted the attention of major business media, like CNN, BusinessWeek, Bloomberg and USA Today, which have recognized Onvia as the authoritative source on the subject in recent articles, as well interviews by Fox News and NPR. This coverage has helped the site continue to be a valuable marketing tool for Onvia.

Over the last several years, we have introduced new tools to enhance the access to information contained in our database and tools to improve the relevance of the information returned from searches against our database.  In the third quarter of 2009, we plan to launch new core technologies, including a comprehensive new user interface which combines access to public and private sector content.  By continuing to enhance our product offering through the introduction of new tools and content that further improve our clients’ ability to tailor the information to the needs of their business, we expect that this will increase the satisfaction of our existing clients, thereby increasing retention rates, and broaden the appeal of our products to potential new categories of clients.

Seasonality

Our customer acquisition business is subject to some seasonal fluctuations.  The second and third quarters are seasonally slower for customer acquisition.  The construction industry is our single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes customer acquisition to decline compared to the remaining quarters in the year.  For this reason, it may not be possible to compare the performance of our business quarter to consecutive quarter, and our quarterly results should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Subscription	87%	85%	86%	85%
Content license	9%	11%	9%	11%
Management information reports	3%	2%	4%	3%
Other	1%	2%	1%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue	20%	22%	20%	21%

Gross margin	80%	78%	80%	79%

Operating expenses:
Sales and marketing	52%	60%	56%	55%
Technology and development	10%	19%	11%	20%
General and administrative	21%	26%	20%	23%

Total operating expenses	83%	105%	87%	98%

Loss from operations	(3%)	(27%)	(7%)	(19%)
Interest and other income, net	0%	3%	0%	3%

Net loss	(3%)	(24%)	(7%)	(16%)

Revenue and Cost of Revenue

Revenue for the three and six months ended June 30, 2009 was $6.2 million and $12.1 million, respectively, compared to $5.1 million and $10.5 million for the same periods in 2008. Revenue increased as a result of prior and current period increases in our ACV, which is attributable to increased adoption of our database products, and positive results from investments in our sales force and sales processes. The increase in revenue is explained in more detail under the “Executive Summary of Operations and Financial Position” section above.

Costs of revenues decreased to 20% of revenue for the three and six months ended June 30, 2009, respectively, compared to 22% and 21% in both respective periods in 2008.  In total, costs of revenues were $1.2 million and $2.5 million in the three and six month periods in 2009, respectively, compared to $1.1 million and $2.2 million for these respective periods in 2008, representing an increase of $103,000 for the three month period in 2009 and $292,000 for the six month period in 2009.

Our costs of revenues primarily represent payroll-related costs associated with the research and aggregation of the data in our proprietary database, and third party content fees, but also include credit card processing fees. The increase for the comparable three and six month periods was primarily due to increases of $83,000 and $164,000, respectively, in third party content costs as a result of  collecting a larger volume of high value content compared to last year. The remaining change is due to credit card fees which increased $42,000 and $90,000 for the same three and six month periods as a result of a combination of higher sales in 2009 and an increase in the number of sales paying via credit card.

Sales and Marketing

Sales and marketing expenses increased in total and as a percentage of revenue to $3.2 million and 52% of revenue in the three months ended June 30, 2009, compared to $3.1 million and 60% in the same period in 2008.  In the six month periods ended June 30, 2009 sales and marketing expenses increased in total to $6.7 million and 56% of revenue compared to $5.8 million and 55% in the same period in 2008.

For the quarter ended June 30, 2009, sales and marketing expenses increased $175,000, or 6%, compared to the same period in 2008.  The increase is primarily comprised of an increase of $117,000 in payroll-related costs and an increase in marketing expenses of $29,000. Payroll-related costs increased primarily due to a planned investment in headcount on these teams. Weighted average headcount in our sales and marketing teams was 93 during the three months ended June 30, 2009, compared to 87 in the same period in 2008.  In addition, commissions were higher in the second quarter of 2009 as a result of increased bookings compared to the same period in 2008.  Marketing expenses increased due to costs associated with acquiring more high value sales leads and expanded public relations activities.

For the six months ended June 30, 2009, sales and marketing expenses increased $932,000, or 16%, compared to the same period in 2008.  The increase was primarily related to an increase of $837,000 in payroll-related costs due to an increase in headcount and commissions as a result of increased sales over the comparable period, and an increase of $109,000 in marketing expenses for the reasons discussed above.    Weighted average headcount in our sales and marketing teams was 93 during the six months ended June 30, 2009, compared to 86 in the same period in 2008.

Technology and Development

Technology and development expenses decreased in total and as a percentage of revenue in both the three and six month periods ended June 30, 2009.  For the three months ended June 30, 2009, technology and development expenses were $664,000 and 10% of revenue, compared to $980,000 and 19% of revenue in the same period in 2008.  In the six months ended June 30, 2009, technology and development expenses were $1.4 million and 11% of revenue, compared to $2.1 million and 20% in the same period in 2008.

For the comparable three month periods, technology and development expenses decreased $316,000, or 32%.  The decrease in expenses is primarily attributed to a decrease in payroll-related costs of $244,000 during the quarter ended June 30, 2009, compared to the same period in 2008. We now outsource most of our technology development efforts, which enables us to be more flexible with our staffing requirements on this team. The majority of these outsourced development costs are capitalized as internal use software, pursuant to the guidance in Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. Weighted average headcount in our technology and development teams was 18 during the three and six months ended June 30, 2009, compared to 27 in the same periods in 2008.

For the six months ended June 30, 2009, technology and development expenses decreased $695,000, or 33%.  The decrease is primarily due to a decrease in payroll related expenses as discussed above.

General and Administrative

General and administrative expenses remained flat in total but decreased as a percentage of revenue in both the three and six months ended June 30, 2009.  For the three months ended June 30, 2009, general and administrative expenses were $1.3 million, or 21% of revenue, compared to $1.3 million, or 26% of revenue, in the same period in 2008.  In the six months ended June 30, 2009, general and administrative expenses were $2.4 million and 20% of revenue, compared to $2.4 million and 23% in the same period in 2008.

For the comparable three month periods, general and administrative expenses decreased $47,000, or 4% in 2009 compared to 2008.  The decrease is primarily related to a prior year expense for Texas state taxes of $167,000, a prior year write-off of $97,000 in abandoned internal use software, a $95,000 decrease in recruiting fees, and a $31,000 decrease in stock-based compensation.  These decreases are offset by increases of $316,000 in costs related to our efforts to understand and drive value from the American Recovery and Reinvestment Act to our clients. Bad debt increased $71,000 due to higher account delinquencies resulting from the increase in sales volume. Weighted average headcount in this group was 11 and 12 in the quarters ended June 30, 2009 and 2008, respectively.

For the comparable six month periods, general and administrative expenses decreased $60,000, or 2%, in 2009 compared to 2008.  As explained above, the change is due to the Texas sales tax decreasing by $167,000 and recruiting fees decreasing by $134,000. There were no assets written off in the first six months of 2009 compared to $97,000 written off in the same period in 2008. Costs related to our involvement in the American Recovery and Reinvestment Act contributed to an increase of $297,000 in marketing related expenses. Payroll-related costs increased by $40,000 for the six months ended June 30, 2009 due to changes in department personnel. Weighted average headcount in the group was 12 and 12 in the six months ended June 30, 2009 and 2008, respectively.

Interest and Other Income, Net

Net interest and other income was $8,000 and $11,000 for the three and six months ended June 30, 2009, respectively, compared to $136,000 and $311,000, respectively, for the same periods in 2008.  The decreases are primarily attributable to a decrease in short term interest rates in 2009 compared to 2008.  Interest expense was $2,000 and $5,000 in the three and six months ended June 30, 2009, respectively, compared to $6,000 and $12,000 in the three and six months ended June 30, 2008.  Interest expense relates to capital leases for server equipment.

Net Loss and Net Loss per Share

We reported net losses of $197,000 and $828,000 for the three and six months ended June 30, 2009, respectively, compared to net losses of $1.3 million and $1.7 million in the same periods in 2008.  The decrease in net loss resulted from higher revenues from high product sales, improving gross margins and a reduction in operating expenses. Operating expenses decreased by 3% for the three months ended June 30, 2009 and increased by 2% for the six month comparative periods for 2009 and 2008.  On a per share basis, net losses were $0.02 and $0.10 for the three and six months ended June 30, 2009, respectively, compared to $0.15 and $0.21, respectively, for the same periods in 2008.

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

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of the Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by SOP 98-1.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $740,000 and $1.7 million in internal use software costs during the three and six months ended June 30, 2009, respectively, compared to $913,000 and $1.5 million, respectively, during the same periods in 2008. Capitalized costs during the six month periods in 2009 increased significantly compared to the same period in 2008 as a result of the development of a  new technology platform initiative scheduled for release in the third quarter of 2009.  Amortization related to capitalized software was $202,000 and $407,000 for the three and six months ended June 30, 2009, respectively, compared to $181,000 and $310,000, respectively, in the same periods in 2008.

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

The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three or six months ended June 30, 2009 or 2008.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of June 30, 2009 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$6,261	$913	$2,905	$2,085	$358
Purchase obligations (1)	1,998	1,510	488	-	-
Capital lease obligations (2)	25	25	-	-	-
Other operating lease obligations (3)	8	8	-	-	-
Total	$8,292	$2,456	$3,393	$2,085	$358

 (1) Purchase obligations relate to co-location hosting arrangements, software development and licensing agreements, marketing agreements, telecom agreements and third party content agreements.
(2) Capital lease obligations relate to server equipment and related maintenance agreements.
(3) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $13.8 million at June 30, 2009. At June 30, 2009 we held $10.2 million in money market funds and $2.7 million in FDIC insured or US government backed short-term investments. From December 31, 2008 to June 30, 2009, our cash and cash equivalents decreased $1.9 million mostly due to acquiring $2.7 million in short term investments and adding $1.4 million to internal use software, offset by $2.2 million in positive cash flow from operations explained below. Our working capital was $2.6 million at June 30, 2009

We generated positive cash flow from operations of $2.2 million in the first six months of 2009 primarily because of increased cash receipts on higher sales volume, and limiting quarterly payment terms to our clients. These increases to operating cash flow were offset by higher sales and marketing costs related to maintaining a larger sales force, and the expiration of the rent abatement on our new office lease in November 2008. Until we consistently generate recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.

If the continuing slowdown in the economy results in an increase in the number of subscriptions sold with delayed payment terms, such as quarterly payment terms, or higher default rates on client contracts, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

Operating Activities

Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2009, compared to net cash used in operating activities of $1.7 million in the same period in the prior year.  The increase in net cash from operating activities was primarily attributable to an increase in cash collected due to higher sales volume in the period ended June 30, 2009 compared to the same period in 2008. These decreases were offset by office rent payments which began in November 2008 upon expiration of the rent abatement period on our new office lease and higher sales and marketing costs related to maintaining a larger sales force.

Investing Activities

Net cash used in investing activities was $4.0 million in the six months ended June 30, 2009, compared to net cash provided by investing activities of $3.2 million in the same period in 2008.  In 2008, a $3.5 million security deposit was returned on our prior office lease and we were reimbursed $2.4 million for tenant improvements by our current landlord.  Purchases of property and equipment and internal use software also decreased in the first six months of 2009 by $1.3 million compared to the same period in 2008 due to leasehold improvements made on our new corporate headquarters in January 2008. We also purchased $2.7 million in short term investments during the second quarter of 2009.

Financing Activities

Net cash used in financing activities was $26,000 for the six months ended June 30, 2009, and for the same period in 2008, net cash provided by financing activities was $39,000.  The decline in cash provided is primarily due to a reduction in stock option exercises in the first half of 2009 compared to the same period in 2008 and an increase in payments for capital leases.

New Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to us.

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS, 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces FAS 162, The Hierarchy of Generally Accepted Accounting Principles. The objective is to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of FAS 168 will be effective for our third fiscal quarter beginning July 1, 2009 and is not expected to have a material impact on the our consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FAS 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we shall recognize such events or transactions in Onvia’s financial statements, and the disclosures required about such events or transactions. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and we have adopted the provisions of this statement for the second quarter of 2009. We have disclosed in Note 1 the date through which we have evaluated subsequent events and the basis for that date, and whether that date represents the date the financial statements were issued or were available to be issued.

In April 2009, the FASB issued Staff Position, or FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are No Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a material impact on our financial position, cash flows, and results of operations.

In April 2009, the FASB issued FSP 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was issued to amend and clarify FAS 141 (revised 2007), Business Combinations. In FSP 141(R), the FASB retained the fundamental requirements of FAS 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. FSP 141(R)-1 is effective for annual periods beginning on or after December 15, 2008. The impact that FSP 141(R)-1 will have on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed; however, we have not made any acquisitions subsequent to the effective date of this Statement for which the provisions are required to be applied.

In April 2009, the FASB issued FSP 115-2, Recognition and Presentation of other-Than-Temporary Impairments. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and is effective for interim and annual reporting periods ending after June 15, 2009. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We have evaluated the debt securities held at June 30, 2009 and we do not believe that the securities are impaired. Adoption of this FSP did not have a significant impact on our financial position, cash flows, or results of operations.

In April 2009, the FASB issued FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. See Note 5 for disclosure about the fair value of financial instruments held at June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant as explained further below.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $24,000 in debt related to capital leases as of June 30, 2009, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, and corporate debt securities with remaining maturities of thirteen months or less. As of June 30, 2009, our investments consisted of money market funds investing in US government backed securities and FDIC insured short term certificate of deposits. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 10, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of certain risk factors facing our company. Set forth below is an additional risk factor that we have recently identified in light of current economic conditions.

Increased sales to clients who are new to the public sector may impact our first year retention rates in 2010

The collapse of the commercial development sector and the increase in government spending under the American Recovery and Reinvestment Act, have increased interest in public sector projects.  Companies who have never participated in the public sector are investing in resources to help them compete in this marketplace, which includes Onvia’s services.  If or when the private sector recovers, or if companies new to the public sector do not have success in this market place, companies new to the public sector may not continue their investment in Onvia’s services and our retention rates may suffer.

The pre-existing risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report.

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
o
We have invested significant capital into the development of new products, such as our private sector content and our planned new database platform and user interface, and if new products fail to meet expectations we may not achieve our anticipated return on these investments

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

a) Onvia’s annual stockholders meeting was held on May 8th, 2009 in Seattle, Washington

b) The matter voted upon at the annual stockholders meeting and the number of votes cast for, against or withheld were as follows:

To elect Class III directors until the 2012 annual meeting of stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Against	Votes Withheld
Jeffrey C. Ballowe	7,021,734	0	321,982
Robert G. Brown	7,331,693	0	12,023

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004)

3.2	Bylaws of Onvia (incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2000, filed on April 2, 2001)

4.1	Form of Onvia’s Common Stock Certificate (incorporated by reference to the Registration Statement on Form S-1 dated December 21, 1999, as amended (File No. 333-93273))

4.2
Form of Rights Agreement between the Company and Computershare Investor Services (successor in interest to U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated by reference to Exhibit 4.1 from the Form 8-K, filed on November 25, 2002)

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

10.7*	Employment Agreement with Irvine N. Alpert dated February 22, 2002 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

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

31.1++	Certification of Michael D. Pickett, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date:  August 14, 2009