Form 10-Q
period 2009-11-16
ONVIA INC
filed 2009-11-16
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common stock, par value $.0001 per share: 8,274,812 shares outstanding as of October 31, 2009.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,219	$13,043
Short-term investments, available-for-sale	7,737	-
Accounts receivable, net of allowance for doubtful accounts of $154 and $32	1,387	1,645
Prepaid expenses and other assets, current portion	600	785
Reimbursable tenant improvements	-	147
Security deposits, current portion	135	135

Total current assets	16,078	15,755

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation of $3,303 and $2,782	1,341	1,710
Reimbursable tenant improvements	147	-
Security deposits, net of current portion	269	404
Internal use software, net of accumulated amortization of $2,430 and $1,752	6,325	4,447
Prepaid expenses and other assets, net of current portion	28	7

Total long term assets	8,110	6,568

TOTAL ASSETS	$24,188	$22,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,690	$853
Accrued expenses	1,215	1,491
Obligations under capital leases, current portion	12	82
Unearned revenue, current portion	10,692	8,979
Deferred rent, current portion	81	61

Total current liabilities	13,690	11,466

LONG TERM LIABILITIES:
Obligations under capital leases, net of current portion	-	6
Unearned revenue, net of current portion	175	139
Deferred rent, net of current portion	854	919

Total long term liabilities	1,029	1,064

TOTAL LIABILITIES	14,719	12,530

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,273,838 and 8,254,909 shares issued; and 8,273,812 and 8,246,828 outstanding	1	1
Treasury stock, at cost: 26 and 8,081 shares	-	(40)
Additional paid in capital	352,425	352,127
Accumulated other comprehensive income	1	-
Accumulated deficit	(342,958)	(342,295)

Total stockholders’ equity	9,469	9,793

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,188	$22,323

(1) Derived from audited financial statements included in the 2008 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,728	$4,488	$16,127	$13,391
Content license	623	562	1,753	1,655
Management information reports	188	73	645	389
Other	73	43	190	196

Total revenue	6,612	5,166	18,715	15,631

Cost of revenue	1,160	1,066	3,613	3,228

Gross margin	5,452	4,100	15,102	12,403

Operating expenses:
Sales and marketing	3,300	3,069	10,018	8,854
Technology and development	853	975	2,252	3,069
General and administrative	1,147	986	3,520	3,418

Total operating expenses	5,300	5,030	15,790	15,341

Income / (loss) from operations	152	(930)	(688)	(2,938)

Interest and other income, net	15	99	26	410

Net income / (loss)	$167	$(831)	$(662)	$(2,528)

Unrealized gain on available-for-sale securities	2	-	1	-

Comprehensive income / (loss)	$169	$(831)	$(661)	$(2,528)

Basic net income / (loss) per common share	$0.02	$(0.10)	$(0.08)	$(0.31)

Diluted net income / (loss) per common share	$0.02	$(0.10)	$(0.08)	$(0.31)

Basic weighted average shares outstanding	8,271	8,236	8,261	8,226

Diluted weighted average shares outstanding	8,570	8,236	8,261	8,226

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(662)	$(2,528)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	1,234	1,114
Loss on abandoned assets	-	97
Stock-based compensation	284	557
Change in operating assets and liabilities:
Accounts receivable	258	197
Prepaid expenses and other assets	196	(86)
Accounts payable	199	(1,051)
Accrued expenses	(305)	78
Unearned revenue	1,750	(686)
Deferred rent	(45)	590

Net cash provided by / (used in) operating activities	2,909	(1,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(154)	(1,568)
Proceeds from sales of property and equipment	-	3
Additions to internal use software	(1,953)	(2,352)
Purchases of investments	(7,736)	-
Return of security deposits	135	3,500
Reimbursable tenant improvements	-	2,516

Net cash (used in) / provided by investing activities	(9,708)	2,099

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(76)	(83)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	51	94

Net cash (used in) / provided by financing activities	(25)	11

Net (decrease) / increase in cash and cash equivalents	(6,824)	392

Cash and cash equivalents, beginning of period	13,043	14,301

Cash and cash equivalents, end of period	$6,219	$14,693

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of treasury stock for 401K matching contribution	(44)	(69)
Unrealized gain on available-for-sale investments	1	-
Property and equipment additions in accounts payable	33	-
Internal use software additions in accounts payable	603	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.         Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three or nine month periods ended September 30, 2009 or 2008. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

During the quarter ended September 30, 2009, Onvia classified reimbursable tenant improvements of $147,000 as a long-term asset on its balance sheet, while this balance was classified as a current asset on its balance sheet at December 31, 2008. This balance is reimbursable to Onvia upon completion of the build-out of a remaining portion of its corporate headquarters office space. At December 31, 2008, management believed it was likely the build-out would occur within 12 months from the balance sheet date and the balance remains classified as current as of that date; however, as of September 30, 2009, management changed its plans with regard to the build out and no longer expects this build-out to be completed within 12 months and has therefore classified it as long-term.

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The Company’s management has evaluated potential subsequent events for recording and / or disclosure through November 16, 2009, the date the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and the accompanying financial statements were issued. There were no items requiring recognition or disclosure.

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

3.         Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of sales	$4	$4	$14	$16
Sales and marketing	(21)	11	63	157
Technology and development	30	41	69	147
General and administrative	54	74	138	237

Total stock-based compensation	$67	$130	$284	$557

Since Onvia has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the provisions of Accounting Standard Codification 718 or ASC 718 Compensation – Stock Compensation (previously Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment).

Valuation Assumptions

Stock Options

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.93%	2.60%	1.94%	2.87%
Expected volatility	51%	35%	48%	40%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.7	3.6	4.7	5.0

Employee Stock Purchase Plan (“ESPP”)

The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used for the purchase periods beginning during the nine months ended September 30, 2009 and 2008:

	Three and Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	0.30%	1.86%
Expected volatility	95%	28%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plan for the three and nine months ended September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2009	1,916,382	$8.48
Options granted	10,000	3.82
Options exercised	-	-
Options forfeited and cancelled	(24,344)	6.46
Total options outstanding at March 31, 2009	1,902,038	8.48
Options granted	11,000	3.85
Options exercised	(3,150)	2.60
Options forfeited and cancelled	(32,670)	6.54
Total options outstanding at June 30, 2009	1,877,218	8.50
Options granted	1,000	5.82
Options exercised	(5,884)	2.41
Options forfeited and cancelled	(6,268)	8.00
Total options outstanding at September 30, 2009	1,866,066	8.52	5.03	$1,952,077

Options exercisable at September 30, 2009	1,573,007	$8.58	4.49	$1,797,627
Options vested and expected to vest at September 30, 2009	1,804,843	$8.51	4.94	$1,929,747

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $6.11 at September 30, 2009 for options that were in-the-money at September 30, 2009. The number of in-the-money options outstanding and exercisable at September 30, 2009 was 703,511 and 624,802, respectively.

The weighted average grant date fair value of options granted during the three and nine month periods ended September 30, 2009 was $2.30 and $1.65 per option, respectively, compared to $1.39 and $2.36 in the same periods in 2008.

As of September 30, 2009, there was approximately $412,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.26 years.

During the three and nine months ended September 30, 2009, approximately $14,000 and $22,000, respectively, was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $0 and $94,000 in the same periods in 2008.

At the Board of Directors' discretion, option holders may be allowed to execute a “cashless exercise” of their vested options, whereby when issuing the underlying shares, the Company would withhold a number of shares sufficient in value to satisfy the exercise price of the option award. Further, at the Board of Directors’ discretion, the Company may withhold common shares sufficient in value to pay minimum tax withholding upon exercise of option holders stock options.

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income / (loss)	$167	$(831)	$(662)	$(2,528)
Shares used to compute basic net income / (loss) per share	8,271	8,236	8,261	8,226
Dilutive potential common shares:
Stock options	299	-	-	-
Shares used to compute diluted net income / (loss) per share	8,570	8,236	8,261	8,226
Basic net income / (loss) per share	$0.02	$(0.10)	$(0.08)	$(0.31)
Diluted net income / (loss) per share	$0.02	$(0.10)	$(0.08)	$(0.31)

For the three months ended September 30, 2009, approximately 1.2 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $4.83, were not included in the calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2009, options to purchase approximately 1.9 million shares of common stock were not included in the calculation because the effect would have been anti-dilutive since we were in a loss position in that period. Comparatively, for the three and nine months ended September 30, 2008, options and warrants to purchase approximately 2.0 million shares of common stock are excluded from the calculation because they would have been anti-dilutive since we were in a net loss position in those periods.

5.         Short-Term Investments

In accordance with ASC 320 Investments – Debt and Equity Securities (previously SFAS 115, Accounting for Certain Investments in Debt and Equity Securities), Onvia
classifies short-term investments in debt securities as available-for-sale at September  30, 2009, stated at fair value as summarized in the following table:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government backed securities	$4,286	$1	$-	$4,287
Certificate of deposit	3,450	-	-	3,450
	$7,736	$1	$-	$7,737

Onvia accounts for short-term investments in accordance with ASC 820 Fair Value Measurements and Disclosures (previously SFAS No. 157, Fair Value Measurements), which defines fair value as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table summarizes, by major security type, short-term investments classified as available-for-sale at September 30, 2009, stated at fair value:

	Fair Value Measurements as of September 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Balance as of September 30, 2009
Description
U.S. Government backed securities	$-	$4,287	$-	$4,287
Certificate of Deposit	-	3,450	-	3,450
	$-	$7,737	$-	$7,737

6.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Prepaid expenses	$578	$775
Interest, deposits and other receivables	22	10
	$600	$785

7.        Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Computer equipment	$2,775	$2,629
Software	1,060	1,059
Furniture and fixtures	99	98
Leasehold improvements	710	706

Total property and equipment	4,644	4,492

Less accumulated depreciation and amortization	(3,303)	(2,782)

Net book value	$1,341	$1,710

Property and equipment includes $224,000 of property financed under capitalized leases as of September 30, 2009 and December 31, 2008.

8.         Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Payroll and related liabilities	$ 1,153	$ 1,222
State income and other taxes payable	62	269
	$ 1,215	$ 1,491

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

9.         New Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board , or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification, or ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASU, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In May 2009, the FASB issued ASC 855 Subsequent Events (previously FAS 165, Subsequent Events). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we shall recognize such events or transactions in Onvia’s financial statements, and the disclosures required about such events or transactions. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and Onvia adopted the provisions of this standard in the second quarter of 2009. The Company disclosed in Note 1 the date through which subsequent events have been evaluated and the basis for that date, and whether that date represents the date the financial statements were issued or were available to be issued.

In April 2009, the FASB issued ASC 820 Fair Value Measurements and Disclosures (previously FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are No Orderly). ASC 820 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this ASC did not have a material impact on Onvia’s financial position, cash flows, and results of operations.

In April 2009, the FASB issued ASC 805 Business Combinations (previously FSP 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), was issued to amend and clarify FAS 141 (revised 2007), Business Combinations. In FSP 141(R)-1, the FASB retained the fundamental requirements of FAS 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. ASC 805 is effective for annual periods beginning on or after December 15, 2008. The impact that ASC 805 will have on Onvia’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed; however, the Company has not made any acquisitions subsequent to the effective date of this Statement for which the provisions are required to be applied.

In April 2009, the FASB issued ASC 320 Investments – Debt and Equity Securities (previously FSP 115-2, Recognition and Presentation of other-Than-Temporary Impairments). ASC 320 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and is effective for interim and annual reporting periods ending after June 15, 2009. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Onvia has evaluated the debt securities held at June 30, 2009 and the Company does not believe that the securities are impaired. Adoption of this ASC did not have a significant impact on the Company’s financial position, cash flows, or results of operations.

In April 2009, the FASB issued ASC 825 Financial Instruments (previously FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments), to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 also amends ASC 270 (previously APB Opinion No. 28, Interim Financial Reporting) to require those disclosures in summarized financial information at interim reporting periods. See Note 5 for disclosure about the fair value of financial instruments held at September 30, 2009.

10.      Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015. Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment. The lease for office equipment expires in January 2010. In July 2009, a new non-cancellable operating lease for office equipment was entered into and expires in July 2014.

As of September 30, 2009, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Other	Total
	Operating Leases	Operating Leases	Operating Leases

Remainder of 2009	$225	$12	$237
2010	926	34	960
2011	954	34	988
2012	982	34	1,016
2013	1,012	34	1,046
Thereafter	1,936	17	1,953

	$6,035	$165	$6,200

Purchase Obligations

Onvia has non-cancellable purchase obligations for marketing services, public relations, co-location hosting arrangements, software development and licensing agreements and third party content agreements. The current agreements expire in dates ranging from 2009 to 2012.

Remaining future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

Remainder of 2009	$748
2010	749
2011	110
2012	9
2013	-
2014	-
$1,616

Legal Proceedings

Class Action Securities Litigation

In 2001, five securities class action suits were filed against Onvia, certain former executive officers, and the lead underwriter of Onvia’s Initial Public Offering, or IPO, Credit Suisse First Boston, or CSFB. The suits were filed in the U.S. District Court for the Southern District of New York on behalf of all persons who acquired securities of Onvia between March 1, 2000 and December 6, 2000. In 2002, a consolidated complaint was filed. The complaint charged defendants with violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated there under) and Sections 11 and 15 of the Securities Act of 1933, for issuing a Registration Statement and Prospectus that failed to disclose and contained false and misleading statements regarding certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offering. The complaint sought an undisclosed amount of damages, as well as attorneys’ fees. This action is being coordinated with approximately 300 other nearly identical actions filed against other companies. At the Court’s request, plaintiffs selected six “focus” cases, which do not include Onvia. The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases.

On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated a decision by the District Court granting class certification in the six focus cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

The parties in the coordinated cases, including Onvia, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia. On October 5, 2009, the Court granted final approval of the settlement. The thirty day deadline to appeal the final approval order will start to run when the judgment is filed, which has not yet been filed as of the date of this report. A group of three objectors to the settlement has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases.  Plaintiffs have filed an opposition to the petition. Three notices of appeal to the Second Circuit have also been filed by different groups of objectors.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If the settlement does not survive appeal and Onvia is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 2, 2007, Vanessa Simmonds, a purported stockholder of Onvia, filed suit in the U.S. District Court for the Western District of Washington against Credit Suisse Group, JPMorgan Chase & Co. and Bank of America Corporation, the lead underwriters of Onvia’s IPO in March 2000, alleging violations of Section 16(b) of the Securities Exchange Act of 1934. The complaint alleges that the combined number of shares of Onvia's common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of its outstanding common stock from the date of Onvia’s IPO on March 2, 2000, through at least February 28, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any "short-swing profits" obtained by them in violation of Section 16(b).  Onvia was named as a nominal defendant in the action, but has no liability for the asserted claims. No directors or officers of Onvia are named as defendants in this action. On October 29, 2007, the case was reassigned to Judge James L. Robart along with fifty-four other Section 16(b) cases seeking recovery of short-swing profits from underwriters in connection with various initial public offerings. On February 25, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint.  Onvia waived service. On July 25, 2008, Onvia joined with 29 other issuers to file the Issuer Defendants' Joint Motion to Dismiss. Underwriter Defendants also filed a Joint Motion to Dismiss on July 25, 2008.  Plaintiff filed oppositions to both motions on September 8, 2008. All replies in support of the motions to dismiss were filed on October 23, 2008. Oral argument on the motions to dismiss  was held on January 16, 2009.  On March 12, 2009, the Court granted the Issuer Defendants' Joint Motion to Dismiss, dismissing the complaint without prejudice on the grounds that Ms. Simmonds had failed to make an adequate demand on Onvia prior to filing her complaint.  In its order, the Court stated it would not permit Plaintiff to amend her demand letters while pursuing her claims in the litigation. Because the Court dismissed the case on the ground that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether Plaintiff's claims were barred by the applicable statute of limitations. However, the Court also granted the Underwriters' Joint Motion to Dismiss with respect to cases involving non-moving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers' shareholders had notice of the potential claims more than five years prior to filing suit.

Ms. Simmonds filed a Notice of Appeal on March 31, 2009, and an Amended Notice of Appeal on April 10, 2009.  The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Ms. Simmonds' opening brief in the appeal was filed on August 26, 2009; Onvia and the underwriters’ responses and the underwriters' brief in support of their cross-appeal were filed on October 2, 2009; Ms. Simmonds' reply brief and opposition to the cross-appeal was filed on November 2, 2009; and the underwriters' reply brief in support of their cross-appeals is due on November 17, 2009.  Onvia currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

Potential Future Litigation

In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

11.      Provision for Income Taxes

Onvia has incurred net operating losses, or NOLs, from its inception through June 30, 2009, with net income in the third quarter of 2009 and 2007.  Because of this history of net operating losses Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

Onvia plans to complete a Section 382 analysis regarding ownership changes that may have occurred, but at this time the Company cannot reasonably estimate the impact of such a change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

12.      Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually by $135,000 in the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date. The balance will be returned at lease termination in October 2015.

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

Company Overview

We are a leading provider of information products and planning tools that help companies plan, market and sell to targeted markets throughout the United States, or U.S.  Our information products and planning tools focus on federal, state, local and educational purchasing entities, and on early stage commercial and residential infrastructure projects.  Our information products and planning tools help clients proactively track their competitors, analyze market trends, and identify new market opportunities.  Marketers can research government agencies and private sector businesses to establish and maintain business relationships.  Our clients can leverage sales leads from our database in the form of new business prospects from alerts for upcoming contracting opportunities, and from historical public and private infrastructure projects. Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Our processes, which collect and organize transactional information into actionable market intelligence, have enabled us to make the same high-value public sector market intelligence affordable to businesses of all sizes. We believe our business solutions provide our clients with a distinct competitive advantage.

Our  information products and planning tools leverage our database which has been compiled over the last ten years, and includes comprehensive, historical and real-time information on public and private infrastructure activities unavailable elsewhere in the marketplace.  Public sector information within our database is classified and linked within four key hubs of data: project history, agency research, buyer research and competitive intelligence. Our database provides information on approximately 5 million procurement related records connected to over 275,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide. Thousands of records are added to our database each day. Private sector data includes over 180,000 current and historical opportunities covering activity within the top 90 U.S. markets, and comprehensive information on tens of thousands of companies, including architects, developers, owners and land use attorneys. The data collected covers high demand land use planning details, including zoning changes, development type, proposed use and key contacts for each project.  We also provide contact information for over 24,000 planning and zoning officials.  Information in our database has been collected, formatted and classified by an in-house team of researchers and third-party providers so clients are able to quickly find and analyze information relevant to their businesses.

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

Onvia was incorporated in January 2000 in the state of Delaware. Our principal corporate office is located in Seattle, Washington. Our securities trade on the NASDAQ Capital Market under the symbol ONVI.

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

Our comprehensive database contains much of this relevant decision making information on both a historical and real-time basis and thousands of records are added to our database each day.  Much of the information in our database is linked, so clients can quickly research information relevant to a particular project in one centralized location.  Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others.  Using our database and tools, our clients spend less time on research and more time preparing winningproposals, establishing relationships, and executing contracts.

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

· Bids, RFPs, RFQs, and related amendments;

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

Our suite of information services is comprised of the following products:

Onvia’s Business Solutions

We have two distinct access levels to our public and private sector information: the Onvia Online Database; and the Onvia Guide.

Onvia Online Database

The Onvia Online Database is our most comprehensive public sector product and is intended to enable businesses of all sizes to compete more effectively in the government procurement marketplace.  This product leverages Onvia’s proprietary database of historical information gathered from local, state and federal government agencies and education entities to help clients evaluate and respond to new bid requests and RFPs with more competitive responses by allowing them to easily research competitor and buyer information.

Subscribers to the Onvia Online Database receive customized daily email notifications about relevant business opportunities focused on the verticals described above and have access to information around four key data hubs; project history, agency research, agency buyer research, and competitor research.   The association of each record makes it possible to evaluate purchasing trends by agency and by agency buyer and identify or evaluate potential competitors.

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

The Onvia Online Database provides information necessary to qualify opportunities, improve decision making, prepare tailored bids, and manage agency relationships, all of which should improve the success rates of our clients.

Private Sector Content

Subscribers to our Onvia Online Database product also receive access to early stage project information and a detailed overview on commercial and residential development projects. This market intelligence covers the top 90 metropolitan areas within the U.S. and can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, private sector content helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inbox.  Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

The Onvia Guide

Onvia Guide subscribers receive the same customized daily email notifications about relevant business opportunities that subscribers to the Onvia Online Database product receive, without the user interface to research information in our database.  This product is an affordable entry level option for our clients.

Management Information Reports

In addition to our subscription services, we also offer a number of custom market information reports. These reports are generally one-time deliverables and revenue is recognized upon delivery.

·       Contracts – The Term Contract report contains actionable sales information on term or continuing service contracts at public agencies coming up for renewal.  With this report clients know what contracts exist, when they are coming up for renewal, who the incumbent is and who the buyers are, allowing them to perform an early evaluation of the opportunity so they can be more competitive with their proposals to increase their public sector business.

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

Executive Summary of Operations and Financial Position

We evaluate the following four key operating metrics, among others, to assist in the evaluation of our operating performance, and believe these metrics provide a means to compare our business with other businesses in the information industry. These operating metrics are not financial measures calculated and presented in accordance with U.S. GAAP and should not be considered as an alternative to revenue or any other financial measures so calculated. We use this information as a basis for planning and forecasting core business activities for future periods and believe it is useful in understanding the results of our operations.
Annual Contract Value or ACV
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

Annual Contract Value per Client or ACVC
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.

Quarterly Contract Value per Client or QCVC
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.

For the quarter ended September 30, 2009, revenue was $6.6 million compared to $5.2 million in the same quarter of 2008, an increase of 28%.  Increasing demand for public sector information, particularly in the first half of 2009, contributed to this strong growth.  Revenue also increased due to the growth in ACV. At September 30, 2009 ACV grew to $23.5 million, up 8% compared to $21.7 million in the previous quarter, and up 23.7% compared to $19.0 million in the third quarter of 2008.

ACVC grew 10% from the previous quarter and 21% from the same year-ago period to an average of $2,818 per client. ACVC per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. ACVC increased in the second quarter, in part, due to our emphasis on higher valued database products.  Adoption of our database products has increased to 57% up from 50% a year ago.

At September 30, 2009, Onvia had a total of approximately 8,300 subscribing clients. This represents an increase of 2% from approximately 8,100 clients in the same period a year ago, but a decrease from the previous quarter of 2% from approximately 8,500 clients. New client acquisition is seasonally slower during the summer months which contributes to the decrease from the previous quarter.  This decrease was further exacerbated by the current financials challenges faced by many of our existing clients.  Out of the 8,300 total clients in third quarter, approximately 7,800 of these were categorized as high value clients, i.e., excludes subscribers to the company’s entry level Metropolitan notification product. High value clients were also flat compared to the previous quarter, but increased 4% from approximately 7,500 in the same period a year ago.

Cost of sales totaled $1.2 million for the third quarter of 2009 compared to $1.1 million in the same quarter of 2008, an increase of 9%. The increase is primarily due to an increase in payroll-related costs and third-party content costs related to processing more high value content compared to a year ago. Gross margin was 82% and 81% for the three and nine months ended September 30, 2009.

Operating expenses for the quarter ended September 30, 2009 totaled $5.3 million compared to $5.0 million in the same quarter of 2008 and $5.2 million in the second quarter of 2009.  Sales and marketing expenses increased as a result of growth in our sales force and the expansion of our product development team, offset by lower technology and development expenses. Our efforts to outsource development projects have reduced our internal, non-capitalizable headcount costs.

As a result of the above activities, we achieved net income of $167,000, or $0.02 per share, in the third quarter of 2009 compared to a net loss of $831,000, or $0.10 per share, in the third quarter of 2008.

Cash flows from operations provided us with $2.9 million in the first nine months of 2009 compared to using $1.7 million in the same period in 2008. The change to net cash provided by operating activities was primarily attributable to an increase in cash collected on increased sales. We ended the quarter with $14.0 million in cash and cash equivalents and short term investments compared to $13.0 million at December 31, 2008.

Year-over-year, unearned revenue increased by 24% to $10.9 million at September 30, 2009, compared to $8.8 million at September 30, 2008.  The year-over-year increase is due to higher year-to-date sales compared to the same period in 2008.

Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  In the third quarter of 2009, QCVC was $3,103, an increase of 32% compared to $2,351 in the third quarter of 2008.

Growth in government spending has stimulated increased demand in our market, as more companies seek to do business with government agencies at the federal, state and local levels. This appears to be driving increased traffic to our economic stimulus tracking website, Recovery.org, which enhances our position as an authoritative source for government spending analytics.  Recovery.org was launched in March of this year to provide visibility into how federal funds distributed under the American Recovery and Reinvestment Act, or ARRA, are flowing into local communities. As of the end of September 2009, Recovery.org was tracking more than 33,000 projects and an aggregate of $110 billion in government stimulus spending, which has nearly doubled from the numbers we reported at the end of June. Recovery.org has attracted the attention of major business media, like National Public Radio, CNN, BusinessWeek, Bloomberg and USA Today, which have recognized Onvia as the authoritative source on the subject.  In addition, we have entered into strategic relationships with two media outlets, MSNBC and American City Business Journals, to provide market analytics on the ARRA.  These two sources will reference our data in their ongoing coverage on the effect of stimulus spending on the national economy and on their websites.  Onvia is generally recognized as the only entity, public or private, currently able to track government spending from the federal government all the way down to the local contractor and even subcontractor, in real time.

Our strategy is to continue to improve the relevance of information delivered to our customers through the development of improved tools and new, hard to find content.  In the third quarter of 2009, we continued migrating existing clients onto our new technology platform. Our new platform delivers distinctively powerful market intelligence through a more flexible and relevant interface to drive more value to our clients. By continuing to improve the relevance of information delivered to our clients, we expect to improve client satisfaction, thereby increasing retention rates, and broaden the appeal of our products to potential new categories of clients. These new platform capabilities, combined with our existing comprehensive database on government procurement spending, are expected to support new product development and should continue to drive our growth and profitability well into the future.

Seasonality

Our customer acquisition business is subject to some seasonal fluctuations.  The third quarter is generally our slowest quarter for customer acquisition.  The construction industry is our single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes new customer acquisition to decline compared to the other quarters in the year.  For this reason, it may not be possible to compare the performance of our business quarter to consecutive quarter, and our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Subscription	87%	87%	87%	86%
Content license	9%	11%	9%	11%
Management information reports	3%	1%	3%	2%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue	18%	21%	19%	21%

Gross margin	82%	79%	81%	79%

Operating expenses:
Sales and marketing	50%	59%	54%	57%
Technology and development	12%	19%	12%	20%
General and administrative	17%	19%	19%	22%

Total operating expenses	79%	97%	84%	98%

Income / (loss) from operations	3%	(18%)	(4%)	(19%)
Interest and other income, net	0%	2%	0%	3%

Net income / (loss)	3%	(16%)	(4%)	(16%)

Revenue and Cost of Revenue

Revenue for the three and nine months ended September 30, 2009 was $6.6 million and $18.7 million, respectively, compared to $5.2 million and $15.6 million for the same periods in 2008. Revenue increased as a result of prior and current period increases in our ACV, which is attributable to increased adoption of our database products, and positive results from investments in our sales force and sales processes. The increase in revenue is explained in more detail under the “Executive Summary of Operations and Financial Position” section above.

Cost of revenue decreased to 18% and 19% of revenue for the three and nine months ended September 30, 2009, respectively, compared to 21% for both the three and nine months periods in 2008.  In total, cost of revenue was $1.2 million and $3.6 million in the three and nine month periods in 2009, respectively, compared to $1.1 million and $3.2 million for these respective periods in 2008, representing an increase of $94,000 and $385,000 for the three and nine month periods in 2009, or 9% and 12%, for the same periods, respectively.

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, but also includes credit card processing fees. The increase for the comparable three and nine month periods was primarily due to increases of $60,000 and $220,000, respectively, in third party content costs as a result of collecting a larger volume of high value content compared to last year. The remaining change is due to increased credit card fees of $41,000 and $131,000 for the same three and nine month periods as a result of an increase in the volume of credit card sales in 2009.

Sales and Marketing

Sales and marketing expenses increased in total to $3.3 million and decreased as a percentage of revenue to 50% in the three months ended September 30, 2009, compared to $3.1 million and 60% in the same period in 2008.  In the nine month periods ended September 30, 2009 sales and marketing expenses increased in total but decreased slightly as a percentage of revenue to $10.0 million and 54% of revenue, compared to $8.9 million and 57% in the same period in 2008.

For the quarter ended September 30, 2009, sales and marketing expenses increased $231,000, or 8%, compared to the same period in 2008.  The increase is primarily comprised of $172,000 in allocated expenses due to increased amortization from internal use software and software licenses related to the new technology platform. Payroll related expenses increased $79,000 due to a planned investment in headcount in the third quarter of 2009 compared to the same period in 2008.  Weighted average headcount in our sales and marketing teams was 101 during the three months ended September 30, 2009, compared to 92 in the same period in 2008. These increases were partially offset by a decrease of $31,000 in stock compensation due to increased forfeitures of options and decrease of $12,000 in travel and entertainment expenses.

For the nine months ended September 30, 2009, sales and marketing expenses increased $1.2 million, or 13%, compared to the same period in 2008.  The increase was primarily related to an increase of $872,000 in payroll related expenses, primarily due to higher planned headcount and higher commissions as a result of increased bookings. Allocated expenses increased $455,000 for the reasons explained above. These increases are offset by a decrease of $95,000 in stock compensation due to increased forfeitures of options and $64,000 in travel and entertainment expenses. Weighted average headcount in our sales and marketing teams was 98 in the nine months ended September 30, 2009 compared to 88 in the same period in 2008.

Technology and Development

For the three months ended September 30, 2009, technology and development expenses were $853,000 and 12% of revenue, compared to $975,000 and 19% of revenue in the same period in 2008.  In the nine months ended September 30, 2009, technology and development expenses were $2.3 million and 12% of revenue, compared to $3.1 million and 20% of revenue in the same period in 2008.

For the comparable three month periods, technology and development expenses decreased $122,000, or 13%.  The decrease in expenses is partially attributed to a decrease of $183,000 in payroll related expenses. We now outsource most of our technology development efforts, which enables us to be more flexible with our staffing requirements on this team. The majority of these outsourced development costs are capitalized as internal-use software, pursuant to the guidance in ASC 350-40 Intangibles – Goodwill and Other subtopic Internal-Use Software (previously Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1). Weighted average headcount in our technology and development teams was 20 and 19 during the three and nine months ended September 30, 2009, respectively, compared to 26 and 27 in the same periods in 2008. In addition, travel and entertainment expenses decreased by $19,000 and allocated expenses decreased by $17,000. There was a decrease of $118,000 in the amount of capitalized internal use software development costs, which represent payroll related expenses for this group, during the quarter ended September 30, 2009 compared to the same period in 2008. Capitalized internal use software development costs were lower in 2009 because of increased outsourcing of technology development compared to 2008.

For the nine months ended September 30, 2009, technology and development expenses decreased $817,000, or 27%. The decrease is primarily due to a decrease in payroll related expenses of $760,000 and decrease of $194,000 in the amount of capitalized as internal use software for the reasons discussed above.

General and Administrative

For the three months ended September 30, 2009, general and administrative expenses were $1.1 million, or 17% of revenue, compared to $986,000, or 19% of revenue, in the same period in 2008.  In the nine months ended September 30, 2009, general and administrative expenses were $3.5 million and 19% of revenue, compared to $3.4 million and 22% in the same period in 2008.

For the comparable three month periods, general and administrative expenses increased $161,000, or 16% in 2009 compared to 2008.  The increase is primarily related to an increase of $213,000 in costs related to our efforts to drive transparency into the ARRA to the public which are not expected to be recurring costs in the future. Recruiting costs decreased by $21,000 and professional services by $32,000.  Weighted average headcount in this group was 13 and 12 during the three and nine months ended September 30, 2009 and 2008.

For the comparable nine month periods, general and administrative expenses increased $102,000, or 3%, in 2009 compared to 2008.  The increase is partially attributed to an increase of $421,000 in costs related to our efforts to drive transparency into the ARRA to the public in 2009 which are not expected to be recurring costs in the future. This is mostly offset by a decrease in business and state taxes related to a prior year expense for Texas state taxes and Washington state business operations taxes of $190,000. In addition, we incurred $163,000 in office relocation expenses during the first quarter of 2008 associated with the move to our new corporate headquarters building.

Interest and Other Income, Net

Net interest and other income was $15,000 and $26,000 for the three and nine months ended September 30, 2009, respectively, compared to $99,000 and $410,000, respectively, for the same periods in 2008.  The decreases are primarily attributable to a decrease in short term interest rates in 2009 compared to 2008.  Interest expense was $4,000 and $8,000 in the three and nine months ended September 30, 2009, respectively, compared to $5,000 and $17,000 in the three and nine months ended September 30, 2008.  Interest expense relates to capital leases for server equipment.

Net Income (Loss) and Net Income (Loss) per Share

We reported net income of $167,000 and net loss of $(662,000) for the three and nine months ended September 30, 2009, respectively, compared to net losses of $831,000 and $2.5 million in the same periods in 2008.  The decrease in net loss resulted primarily from the increase in revenues as discussed above.  On a diluted per share basis, net income and loss were $0.02 and $(0.08) for the three and nine months ended September 30, 2009, respectively, compared to net losses of $(0.10) and $(0.31), respectively, for the same periods in 2008.

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

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of ASC 605-25 Revenue Recognition (previously Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables), we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Internal Use Software

We account for the costs to develop or obtain software for internal use in accordance with ASC 350-40 Intangibles – Goodwill and Other subtopic Internal-Use Software (previously Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use).  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted ASC 350-40. Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $887,000 and $2.6 million in internal use software costs during the three and nine months ended September 30, 2009, respectively, compared to $858,000 and $2.4 million, respectively, during the same periods in 2008. Capitalized costs during the nine month periods in 2009 increased compared to the same period in 2008 as a result of the development of a new technology platform initiative scheduled for release in the fourth quarter of 2009.  Amortization related to capitalized software was $271,000 and $678,000 for the three and nine months ended September 30, 2009, respectively, compared to $195,000 and $506,000, respectively, in the same periods in 2008.

Stock-Based Compensation

We account for stock-based compensation according to the provisions ASC 718 Compensation – Stock Compensation (previously SFAS No. 123R, Share-Based Payment), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Property and Equipment

Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-40 Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three or nine months ended September 30, 2009 or 2008.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, capital leases including interest, and other purchase obligations as of September 30, 2009 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$6,035	$919	$1,922	$2,039	$1,155
Purchase obligations (1)	1,616	1,448	168	-	-
Capital lease obligations (2)	13	13	-	-	-
Other operating lease obligations (3)	165	38	69	58	-
Total	$7,829	$2,418	$2,159	$2,097	$1,155

(1) Purchase obligations relate to co-location hosting arrangements, software development and licensing agreements, marketing agreements, telecom agreements and third party content agreements.
(2) Capital lease obligations relate to server equipment and related maintenance agreements.
(3) Other operating lease obligations relate to office equipment leases.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash and cash equivalents and short term investments were $14.0 million at September 30, 2009, and our working capital was $2.4 million. At September 30, 2009 we held $5.2 million in money market funds and $7.7 million in FDIC insured or U.S. government backed short-term investments. From December 31, 2008 to September 30, 2009, our cash and cash equivalents decreased $6.8 million mostly due to acquiring $7.7 million in short term investments and investing $2.6 million to internal use software, offset by $3.5 million in positive cash flow from operations explained below.

We generated positive cash flow from operations of $2.9 million in the first nine months of 2009 primarily because of higher sales volume, and increasing adoption of prepaid payment terms from our clients. These increases to operating cash flow were offset by higher sales and marketing costs related to maintaining a larger sales force, and the expiration of the rent abatement on our new office lease in November 2008. Until we consistently generate recurring positive cash flows from operations, we will utilize our current cash and cash equivalents and current revenues to fund operations.

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

Operating Activities

Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2009, compared to net cash used in operating activities of $1.7 million in the same period in the prior year. The increase in net cash from operating activities was primarily attributable to an increase in cash collected due to higher sales volume in the period ended September 30, 2009 compared to the same period in 2008. These decreases were offset by office rent payments which began in November 2008 upon expiration of the rent abatement period on our new office lease and higher sales and marketing costs related to maintaining a larger sales force.

Investing Activities

Net cash used in investing activities was $9.7 million in the nine months ended September 30, 2009, compared to net cash provided by investing activities of $2.1 million in the same period in 2008.  In 2008, a $3.5 million security deposit was returned on our prior office lease and we were reimbursed $2.5 million for tenant improvements by our current landlord. This was offset by $3.9 million in purchases of property and equipment and internal use software. In the first nine months of 2009, purchases of property and equipment and internal use software increased by $2.1 million compared to the same period in 2008 due to leasehold improvements made on our new corporate headquarters in January 2008. We also purchased $7.7 million in short term investments during the first nine months of 2009.

Financing Activities

Net cash used in financing activities was $25,000 in the nine months ended September 30, 2009, compared to net cash provided by financing activities of $11,000 in the nine months ended September 30, 2008.  The decline in cash provided is primarily due to a reduction in stock option exercises in the first nine months of 2009 compared to the same period in 2008.

Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board , or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification, or ASC 105, Generally Accepted Accounting Principles. ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, or ASU, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. We have included references to the Codification, as appropriate, in these financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In May 2009, the FASB issued ASC 855 Subsequent Events (previously FAS 165, Subsequent Events). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we shall recognize such events or transactions in Onvia’s financial statements, and the disclosures required about such events or transactions. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and Onvia adopted the provisions of this standard in the second quarter of 2009. The Company disclosed in Note 1 the date through which subsequent events have been evaluated and the basis for that date, and whether that date represents the date the financial statements were issued or were available to be issued.

In April 2009, the FASB issued ASC 820 Fair Value Measurements and Disclosures (previously FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are No Orderly). ASC 820 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this ASC did not have a material impact on Onvia’s financial position, cash flows, and results of operations.

In April 2009, the FASB issued ASC 805 Business Combinations (previously FSP 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), was issued to amend and clarify FAS 141 (revised 2007), Business Combinations. In FSP 141(R)-1, the FASB retained the fundamental requirements of FAS 141 to account for all business combinations using the acquisition method and for an acquiring entity to be identified in all business combinations. However, the revised standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to immediately expense costs related to the acquisition. ASC 805 is effective for annual periods beginning on or after December 15, 2008. The impact that ASC 805 will have on Onvia’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions completed; however, the Company has not made any acquisitions subsequent to the effective date of this Statement for which the provisions are required to be applied.

In April 2009, the FASB issued ASC 320 Investments – Debt and Equity Securities (previously FSP 115-2, Recognition and Presentation of other-Than-Temporary Impairments). ASC 320 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and is effective for interim and annual reporting periods ending after June 15, 2009. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Onvia has evaluated the debt securities held at June 30, 2009 and the Company does not believe that the securities are impaired. Adoption of this ASC did not have a significant impact on the Company’s financial position, cash flows, or results of operations.

In April 2009, the FASB issued ASC 825 Financial Instruments (previously FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments), to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 also amends ASC 270 (previously APB Opinion No. 28, Interim Financial Reporting) to require those disclosures in summarized financial information at interim reporting periods. See Note 5 for disclosure about the fair value of financial instruments held at September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Onvia is exposed to financial market risks, including changes in interest rates and equity prices; however, we consider our exposure to these risks to be insignificant as explained further below.

Interest Rate Risk

We have assessed our susceptibility to certain market risks, including interest rate risk associated with financial instruments. We manage our interest rate risk by purchasing investment-grade securities and diversifying our investment portfolio among issuers and maturities.  Due to the fact that we carry only $12,000 in debt related to capital leases as of September 30, 2009, and due to our investment policies and the short-term nature of our investments, we believe that our risk associated with interest rate fluctuations is negligible.

Historically, our investment portfolio consisted of any or all of the following (U.S. denominated only): money market funds, commercial paper, municipal securities, and corporate debt securities with remaining maturities of thirteen months or less. As of September 30, 2009, our investments consisted of money market funds investing in US government backed securities and FDIC insured short term certificate of deposits. Our primary investment objectives are preservation of principal, a high degree of liquidity and a maximum total return consistent with our investment objectives. Investments in U.S. government and agency securities (and money market funds investing in them) are exempt from size limitations; all other securities are limited to 10% of the portfolio at the time of purchase, per issuer. In addition, the cumulative investments in an individual corporation, financial institution or financial institution’s security are limited to $10 million. We consider the reported amounts of these investments to be reasonable approximations of their fair values.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 10, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of certain risk factors facing our company. Set forth below are additional risk factors that we have recently added.

We may be required to withhold common shares to cover tax withholding upon exercise of certain executive stock options and settle the obligations with the Internal Revenue Service, which would negatively impact our cash flow in the future.

On March 7, 2001, our board of directors granted an executive stock option for 302,979 shares at $2.662 per share. This option includes a feature that allows the executive, at his election, to surrender shares subject to the option to satisfy any tax withholding obligations resulting from the exercise of his options.  This option expires on March 6, 2011.  If the executive exercises this right, a cash outlay by our company would be required to settle the executive's tax withholding obligation. The timing and amount of this potential cash outlay for taxes cannot be reasonably estimated until the transaction date, if and when it occurs.

Increased sales to clients who are new to the public sector may impact our first year retention rates in 2010

The collapse of the commercial development sector and the increase in government spending under the American Recovery and Reinvestment Act, have increased interest in public sector projects.  Companies who have never participated in the public sector are investing in resources, such as Onvia’s services, to help them compete in this marketplace.  If or when the private sector recovers, or if companies new to the public sector do not have success in this market place, companies new to the public sector may not continue their investment in Onvia’s services and our retention rates may suffer.

The pre-existing risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report.

·      Risks related to our growth strategy
o  Weakness in the U.S. economy and in the commercial-residential housing market specifically, could drive reduced spending by our clients and prospective clients on business intelligence services
o  We may not be able to meet our projected renewal rates
o  We may be required to increase our sales and marketing expenses in order to achieve our revenue goals
o  We may not be able to increase subscribership to our high value products
o  We may not achieve our projections for adoption of new products by new and existing clients
o  We may fail to attract, hire and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets

o  If we cannot effectively satisfy our clients across all our industry verticals, we may decide to target fewer industries and, as a result, may lose clients
o  Our competitors may develop similar technologies that are more broadly accepted in the marketplace
o  Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings

·      Risks related to our new product strategy
o  We may fail to introduce new content and products that are broadly accepted by our clients, and there may be delays in the introduction of new content and products
o  We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o  We have invested significant capital into the development of new products, such as our private sector content and our planned new database platform and user interface, and if new products fail to meet expectations we may not achieve our anticipated return on these investments
o  We may improperly price our new product offerings for broad client acceptance
o  We may overestimate the value of public sector market intelligence to companies in the infrastructure marketplace

·      Financial, economic and market risks
o  We may not be able to generate recurring positive cash flows from operations
o  Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance
o  We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

·      Operational risks
o  We may not effectively implement new technologies and new product functionality could fail to perform as designed
o  System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients
o  Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products
o  We may be unable to retain the services of executive officers, directors, senior managers and other key employees, which would harm our business
o  Political, social or environmental conditions in off-shore locations may impact the collection and delivery of our content and/or development of new products
o  We may be unable to effectively monitor and prevent unauthorized redistribution of our published information
o  Our services and products depend upon the continued availability of licensed technology from third parties and we may not be able to obtain those licenses on commercially reasonable terms, or at all
o  Increased blocking of our emails could negatvely impact client satisfaction with our product and could inhibit the effectiveness of our marketing efforts

·      Regulatory, judicial or legislative risks
o  Any settlement or claim awarded against Onvia in our ongoing litigation matters discussed in Note 10, “Commitments and Contingencies,” of the notes to our unaudited condensed consolidated financial statements in this Report could negatively impact our operating results
o  Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce
o  Our access to new content from governmental entities and other third parties may be restricted if bid aggregation on the Internet is restricted by law or regulations
o  Utilization of our net operating loss, or NOL, carryforwards may be subject to annual limitations provided by the Internal Revenue code

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

10.9*	2009 Management Incentive Plan (incorporated by reference to Exhibit 10.10 from Form 10-K for the year ended December 31, 2008, filed on March 31, 2009)

10.10*	2009 Executive Compensation Plan for Irvine Alpert, Executive Vice President (incorporated by reference to Exhibit 10.11 from Form 10-K for the year ended December 31, 2008, filed on March 31, 2009)

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

Date:  November 16, 2009