Form 10-Q
period 2010-03-31
ONVIA INC
filed 2010-05-17
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common stock, par value $.0001 per share: 8,287,298 shares outstanding as of April 30, 2010.

ONVIA, INC.

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2010	December 31, 2009 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,663	$1,647
Short-term investments, available-for-sale	10,632	12,632
Accounts receivable, net of allowance for doubtful accounts of $103 and $119	2,396	1,687
Prepaid expenses and other current assets, current portion	577	716
Reimbursable tenant improvements	147	147
Security deposits, current portion	135	135

Total current assets	16,550	16,964

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,613	1,226
Security deposits, net of current portion	134	269
Internal use software, net of accumulated amortization	6,987	6,615
Prepaid expenses and other assets, net of current portion	14	20

Total long term assets	8,748	8,130

TOTAL ASSETS	$25,298	$25,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,607	$1,585
Accrued expenses	899	1,268
Obligations under capital leases	-	6
Unearned revenue, current portion	11,630	11,275
Deferred rent, current portion	88	88

Total current liabilities	14,224	14,222

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	462	270
Deferred rent, net of current portion	812	832

Total long term liabilities	1,274	1,102

TOTAL LIABILITIES	15,498	15,324

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,287,324 and 8,283,296 shares issued; and 8,287,298 and 8,283,270 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,623	352,615
Accumulated other comprehensive income / (loss)	2	(3)
Accumulated deficit	(342,826)	(342,843)

Total stockholders’ equity	9,800	9,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,298	$25,094
(1) Derived from audited financial statements included in the 2009 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$6,025	$4,991
Content license	665	580
Management information reports	218	263
Other	79	53

Total revenue	6,987	5,887

Cost of revenue	1,064	1,225

Gross margin	5,923	4,662

Operating expenses:
Sales and marketing	3,782	3,480
Technology and development	900	734
General and administrative	1,240	1,081

Total operating expenses	5,922	5,295

Income / (loss) from operations	1	(633)

Interest and other income, net	16	2

Net income / (loss)	$17	$(631)

Unrealized gain on available-for-sale securities	5	-

Comprehensive income / (loss)	$22	$(631)

Basic net income / (loss) per common share	$0.00	$(0.08)

Diluted net income / (loss) per common share	$0.00	$(0.08)

Basic weighted average shares outstanding	8,284	8,248

Diluted weighted average shares outstanding	8,691	8,248

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$17	$(631)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	689	394
Stock-based compensation	(29)	115
Change in operating assets and liabilities:
Accounts receivable	(709)	545
Prepaid expenses and other assets	145	249
Accounts payable	(99)	(212)
Accrued expenses	(354)	(113)
Unearned revenue	547	943
Deferred rent	(20)	(13)

Net cash provided by operating activities	187	1,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(312)	(27)
Additions to internal use software	(1,012)	(930)
Purchases of investments	(994)	-
Maturities of investments	2,999	-
Return of security deposits	135	135

Net cash provided by / (used in) investing activities	816	(822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(6)	(31)
Proceeds from exercise of stock options	19	-

Net cash provided by / (used in) financing activities	13	(31)

Net increase in cash and cash equivalents	1,016	424

Cash and cash equivalents, beginning of period	1,647	13,043

Cash and cash equivalents, end of period	$2,663	$13,467

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$5	$-
Issuance of treasury stock for 401K matching contribution	$-	$(44)
Property and equipment additions in accounts payable	$(276)	$-
Internal use software additions in accounts payable	$(354)	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or “the Company.” There was no business activity in the subsidiary in the three month period ended March 31, 2010 or 2009. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation, the allowance for doubtful accounts, recoverability of long-lived assets, and the valuation allowance for Onvia’s net operating losses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ significantly from the Company’s estimates. In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of sales	$(2)	$5
Sales and marketing	(70)	44
Technology and development	19	24
General and administrative	24	42

Total stock-based compensation	$(29)	$115

Stock-based compensation during the first quarter of 2010 includes the impact of options forfeited upon the departure of our Senior Vice President of Sales, which resulted in the reversal of approximately $89,000 in previously recognized expenses on forfeited options.

Since Onvia has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the provisions of Accounting Standard Codification 718, or ASC 718, Compensation – Stock Compensation (previously Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment).

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.60%	1.82%
Expected volatility	49%	47%
Expected dividends	0%	0%
Expected life (in years)	5.5	5.1

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  No purchase periods commenced during the three months ended March 31, 2010 or 2009.

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plan for the three months ended March 31, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2010	1,887,357	$8.48
Options granted	35,000
Options exercised	(4,028)
Options forfeited and cancelled	(74,274)
Total options outstanding at March 31, 2010	1,844,055	$7.08	4.49	$3,452,888

Options exercisable at March 31, 2010	1,628,463	$6.98	4.01	$3,176,900
Options vested and expected to vest at March 31, 2010	1,822,852	$7.07	4.45	$3,428,166

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $8.01 at March 31, 2010 for options that were in-the-money at March 31, 2010. The number of in-the-money options outstanding and exercisable at March 31, 2010 was 952,701 and 851,602, respectively.

The weighted average grant date fair value of options granted during the three month periods ended March 31, 2010 and 2009 was $3.42 and $1.63 per option, respectively.

As of March 31, 2010, there was approximately $260,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.39 years.

During the three months ended March 31, 2010, approximately $19,000 was received for exercises of stock options and purchases under the employee stock purchase plan. There were no exercises or purchases during the same period of 2009.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income / (loss)	$17	$(631)

Shares used to compute basic net income / (loss) per share	8,284	8,248
Dilutive potential common shares:
Stock options	407	-
Shares used to compute diluted net income / (loss) per share	8,691	8,248
Basic net income / (loss) per share	$0.00	$(0.08)
Diluted net income / (loss) per share	$0.00	$(0.08)

For the three months ended March 31, 2010, approximately 888,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $7.78, were not included in the calculation because the effect would have been anti-dilutive.

5.	Short-Term Investments

In accordance with ASC 320 Investments – Debt and Equity Securities (previously SFAS 115, Accounting for Certain Investments in Debt and Equity Securities), Onvia classifies short-term investments in debt securities as available-for-sale at March 31, 2010, stated at fair value as summarized in the following table:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government backed securities	$8,649	$3	$(2)	$8,650
Certificate of deposit	1,982	-	-	1,982
	$10,631	$3	$(2)	$10,632

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table summarizes, by major security type, short-term investments classified as available-for-sale at March 31, 2010, stated at fair value:

	Fair Value Measurements as of March 31, 2010
	Level 1	Level 2	Level 3	Balance as of March 31, 2010
Description
U.S. Government backed securities	$-	$8,650	$-	$8,650
Certificate of Deposit	-	1,982	-	1,982
	$-	$10,632	$-	$10,632

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Prepaid expenses	$513	$673
Interest and other receivable	64	43
	$577	$716

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Computer equipment	$3,334	$2,787
Software	1,094	1,089
Furniture and fixtures	99	99
Leasehold improvements	735	710

Total cost basis	5,262	4,685

Less accumulated depreciation and amortization	(3,649)	(3,459)

Net book value	$1,613	$1,226

Property and equipment includes $224,000 of property financed under capitalized leases as of December 31, 2009. These capital leases expired in March 2010.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Payroll and related liabilities	$784	$1,102
State income, other taxes payable and other	115	166
	$899	$1,268

9.	New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company will early adopt this ASU in the second quarter of 2010. Onvia is currently evaluating the impact of this adoption, however, the Company expects to record a larger portion of its multiple-deliverable arrangements upon delivery of certain elements under this new guidance.

10.	Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015. Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of March 31, 2010, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases

Remainder of 2010	$696	$14	$710
2011	954	18	972
2012	983	18	1,001
2013	1,012	18	1,030
2014	1,042	11	1,053
Thereafter	894	-	894

	$5,581	$79	$5,660

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

Purchase
Obligations

2010	$1,362
2011	80
2012	7
$1,449

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  A group of three objectors to the settlement filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order.  Plaintiffs filed an opposition to the petition.  Six notices of appeal to the Second Circuit have also been filed by different groups of objectors, including the objectors that filed the petition.  The time to file additional notices of appeal has run.  The briefing schedule for the appeals has not been set.
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

Other Litigation
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

Onvia incurred net operating losses, or NOLs, from its inception through June 30, 2009, with net income in the first quarter of 2010, the third and fourth quarters of 2009 and the third quarter of 2007.  Because of this history of net operating losses, assuming net income is generated on a consistent basis, Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

13.	Subsequent Events

In May 2010, Michael Pickett, our Chief Executive Officer, President and Chairman of the Board, exercised 302,979 options.  Our Board of Directors authorized Mr. Pickett to surrender shares subject to the options to satisfy the exercise price of the options and the tax withholding obligations resulting from the exercise.  Mr. Pickett surrendered 171,330 options to satisfy the exercise price and the tax obligation.  The tax obligation associated with this exercise is approximately $427,000 and we expect to settle this tax obligation in May 2010.

Steven D. Smith announced his retirement from our Board of Directors effective May 7, 2010.  Mr. Smith’s retirement was not due to any disagreement with the Company’s management or the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those Sections. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and later in this Report under Part II - Item 1A “Risk Factors,” and in “Part I - Item 1A - Risk Factors” in our 2009 Annual Report on Form 10-K. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

In this Report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

We are a leading provider of gBusiness information products and research tools that help companies plan, market and sell to targeted public sector buyers throughout the United States, or U.S.  The gBusiness market place is defined as the market funded by federal, state and local government spending.  Our products, proprietary databases and research tools, focus on federal, state, local and educational purchasing entities, and on early stage commercial and residential infrastructure projects.  Our information helps our clients proactively track which goods and services government agencies plan to purchase, what they actually purchase, and from whom they purchase.  This allows our clients to identify new market opportunities, analyze market trends, and obtain useful information about their competitors.  Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Our processes, which collect and organize transactional information into actionable market intelligence, have enabled us to make this same high-value business intelligence affordable to businesses of all sizes.  We believe our business solutions provide our clients with a distinct competitive advantage and increased revenue.

Our  information products and research tools leverage our proprietary databases, which have been compiled for more than ten years, and include comprehensive, historical and real-time information on public sector and private sector infrastructure activities unavailable elsewhere in the marketplace. Our databases provide information on approximately 6 million procurement related records connected to over 275,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Transparency and open government initiatives continue to be a key topic for federal, state and local government officials.  In response to this market demand, we launched the website Recovery.org to provide visibility into how federal funds distributed under the American Recovery and Reinvestment Act are flowing into local communities.  As of April 30, 2010, www.Recovery.org was tracking more than 65,000 projects and an aggregate of $194 billion in government stimulus spending.  Recovery.org also attracted the attention of major business media during the year, including National Public Radio, CNN, BusinessWeek, Bloomberg and USA Today among others.  Our Recovery.org website and the recognition of major business media outlets have enhanced our position as an authoritative source for government spending information and analytics.

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

Industry Background

Since early 2009, government spending on goods and services has accelerated dramatically and now represents more than 40% of the GDP of the United States. Government spending on goods and services, or gBusiness, is one area of the economy that continues to see growth, and we believe this growth will continue for the foreseeable future.  Government is increasingly involved in business through spending, legislation, regulation, and public-private partnerships. The gBusiness marketplace exceeds $5 trillion in government expenditures annually, and continues to grow as the federal government becomes more involved in industries like energy, manufacturing, financial services and healthcare, among others.  Traditional government-sponsored job creation methods rely on investment in infrastructure to stem the unemployment rate, and ongoing state budget shortfalls will require tax increases in the coming years, resulting in even more government spending.  Progressive enterprises are recognizing the substantial opportunity and the significant challenges presented by this market and are developing their own gBusiness strategies to take advantage of this new revenue opportunity.  Businesses are now finding that they are competitively disadvantaged if they are not actively pursuing a gBusiness strategy.

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

Our comprehensive databases contain much of this relevant decision making information on both a historical and real-time basis and thousands of records are added to our database each day.  Much of the information in our database is linked, so that clients can quickly research information relevant to a particular project in one centralized location. Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others.  Using our database and tools, our clients spend less time on research and more time preparing winning proposals, establishing relationships, and executing contracts.

Products and Services

Our products and services provide access to our proprietary Onvia Online Database of project specific information and provide clients with specialized tools for analyzing information relevant to their businesses. We expect to continue to expand our content and develop new database analysis tools to meet the needs of existing clients as well as potential new categories of clients.

We leverage technology, tools and business processes to research, classify and publish actionable public and private sector opportunities from public and private sources. We link related records within our databases, prequalify business opportunities for clients based upon the client’s profile, and provide access to information in a timely manner, generally within 24 hours of release. Our database contains information on the largest industry verticals, with a focus on the infrastructure verticals, which include:

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

Our business solutions are comprised of the following products:

The Onvia Online Database
The Onvia Online Database is our flagship gBusiness product and is intended to enable businesses of all sizes to effectively compete in the government procurement marketplace. This product provides rich search functionality on our proprietary database of local, state and federal government agency purchasing information. Users of the database can research project histories, agency purchasing trends, agency buyer contact information, agency relationships with existing vendors, contract awardees, and evaluate pricing for goods and services. Subscribers to the Onvia Online Database also receive customized daily email notifications about relevant business opportunities based upon their subscription profile.  The Onvia Online Database provides information necessary to qualify opportunities, improve decision making, prepare tailored bids, and manage agency relationships, all of which should improve the success rates of our clients in obtaining new procurement awards.

In February 2008, we expanded our business solutions to include information on the commercial and residential development market. This market intelligence information is comprehensive, covering the most populous 85 metropolitan areas within the United States. Our database of over 200,000 commercial and residential records provides a detailed overview of the commercial and residential marketplace. This market intelligence can be leveraged to identify business expansion opportunities and growth markets, evaluate overall market conditions, forecast demand for specific products and services, and align personnel and resources with future opportunities.  At the tactical level, this information helps companies identify upcoming projects and sales opportunities by monitoring land use planning and zoning information.  New and updated land use activities can be tracked with daily customized alerts delivered directly to our clients’ inboxes. Clients can research projects and the companies associated with each project, and track permit approval and project status as the engagement progresses.  The company and project information can be used to build relationships with corporate decision makers and planning officials to be in a good position to act upon future opportunities.

The Onvia Guide
Onvia Guide subscribers receive the same customized daily email notifications about relevant business opportunities that subscribers to the Onvia Online Database product receive, without the user interface to research information in our databases.  This product is an affordable entry-level option for our clients.

Management Information Reports

In addition to subscription services, we also offer a number of custom management information reports. These reports are generally one-time deliverables and revenue is recognized upon delivery, or, if report refreshes are included, ratably over the service period.

·
Term Contracts – Provide clients with actionable sales information on term or continuing service contracts pending renewal at public agencies. These reports identify what contracts exist, when they are coming up for renewal, who the incumbent is and who the buyers are.  With this report, our clients are able to perform an early evaluation of the opportunity so they can be more competitive with their proposals to increase their public sector business.

·
Contact Lists – Provide clients a comprehensive list of decision makers, agency procurement officers and zoning officials that can be used to develop relationships and identify potential business partners.

·	Market Opportunity Reports – Provide clients with market intelligence needed for strategic planning and marketing, such as:
o	Year-over-year growth rates by market or category to help understand buying trends;
o	Market growth rates to assist in business planning;
o	Distribution of state and local opportunities by sales territory to help allocate resources;
o	Competitive analysis; and
o	Seasonality and buying trends.
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

For the quarter ended March 31, 2010, revenue was $7.0 million compared to $5.9 million in the same quarter of 2009, an increase of 19%.  Increasing demand for public sector information, particularly in the first half of 2009, contributed to this strong growth. Revenue also increased due to growth in ACV. At March 31, 2010 ACV grew to $24.4 million, up 1% compared to $24.1 million in the previous quarter, and up 17% compared to $20.9 million in the first quarter of 2009.

While our year-over-year revenue results were strong, our sequential quarter performance slowed due to lower client retention rates, particularly with first-year clients. A year ago, optimism for the American Recovery and Reinvestment Act created demand for public sector information, which included many small companies that were new to this marketplace. We believe many of these first year clients were testing the public sector as a potential market and did not renew, which contributed to the quarter’s decline in retention rates. The state of the economy also continues to have a negative impact on overall client retention, particularly in the smaller business segments.

To fully take advantage of the growing gBusiness opportunity, we reorganized key sales leadership positions during the quarter and upgraded the expectations for our sales force, aggressively recruiting more experienced sales representatives to replace lower achieving team members.

We replaced 30% of our acquisition team and added 3 additional sales representatives to this team.  We ended the first quarter with 27 total sales representatives on the acquisition team, of which 10 were new.  We are continuing to upgrade this sales team and expect our sales force to be ramped as usual over the next 4-6 months.

As part of our growth strategy we plan to launch our first new product since early 2008 by the end of our current quarter, which targets medium and large enterprises that require earlier and improved visibility into the future spending plans of government agencies.  The Onvia Spending Forecast Center is a searchable database of agency spending plans, covering all 366 Metropolitan Statistical Areas nationwide.  The spending plans, capital improvement plans and annual budgets included in the database represent more than 85% of government spending which can be accessed based on keyword, agency type and location, plan focus, etc.  Users of this tool will be able to understand budgets and projects months or years in advance to properly allocate resources internally, and identify key agency decision makers to win more business in a very competitive marketplace.

ACVC grew 5% from the previous quarter and 27% from the same year-ago period to an average of $3,119 per client. ACVC per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions. ACVC increased in the first quarter, in part by targeting higher value clients and emphasizing higher value database products.

At March 31, 2010, the company’s total client base excluding the entry-level metropolitan product decreased 3% to 7,500 from 7,700 in the previous quarter and decreased 6% from 8,000 in the same year-ago period.  The sequential and year-over-year quarter decrease in the customer base is primarily attributed to a decline in the company’s client retention rates of first year, smaller clients.

Year-over-year, unearned revenue increased by 20% to $12.1 million at March 31, 2010, compared to $10.1 million at March 31, 2009.  The year-over-year increase is due to higher sales in the last 12 months compared to the same 12 months period in the prior year and a decrease in the number of sales with quarterly billing terms.  Unearned revenue is only recorded once the client is invoiced.

Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter and is a leading indicator of future annual contract value per client.  In the first quarter of 2010, QCVC was $3,259, an increase of 23% compared to $2,647 in the first quarter of 2009.

Our strategy is to continue to improve the relevance of information delivered to our customers through the development of improved tools and new, hard to find content.  By the end of June 2010, we expect to have most of our clients migrated to our new technology platform. Our new platform delivers distinctively powerful market intelligence through a more flexible and relevant interface to drive more value to our clients. By continuing to improve the relevance of information delivered to our clients, we expect to improve client satisfaction, thereby increasing retention rates, and broaden the appeal of our products to potential new categories of clients. These new platform capabilities, combined with our existing comprehensive databases on government procurement spending, are expected to support new product development and should continue to drive our growth and profitability well into the future.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2010	2009
Revenue:
Subscription	86%	85%
Content license	10%	10%
Management information reports	3%	4%
Other	1%	1%
Total revenue	100%	100%

Cost of revenue	15%	21%

Gross margin	85%	79%

Operating expenses:
Sales and marketing	54%	59%
Technology and development	13%	12%
General and administrative	18%	18%

Total operating expenses	85%	89%

Income / (loss) from operations	0%	(10%)
Interest and other income, net	0%	0%

Net income / (loss)	0%	(10%)

Revenue and Cost of Revenue
Revenue for the three months ended March 31, 2010 was $7.0 million, compared to $5.9 million for the same period in 2009. Revenue increased as a result of prior and current period increases in our ACV, which is attributable to increased adoption of our database products, and positive results from investments in our sales force and sales processes. The increase in revenue is explained in more detail under the “Executive Summary of Operations and Financial Position” section above.

Cost of revenue decreased to 15% of revenue for the three months ended March 31, 2010, compared to 21% for the three month period in 2009.  In total, cost of revenue was $1.1 million in the three month period in 2010, compared to $1.2 million for the same period in 2009, representing a decrease of $161,000, or 13% in 2010.

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, but also includes credit card processing fees. The decrease for the comparable three month periods was primarily due to a decrease of $210,000 in payroll-related expenses, offset by an increase of $53,000 in third party content and revenue sharing costs. Payroll expenses decreased as a result of a decline in weighted average headcount in our content team to 38 during the first quarter of 2010, compared to 52 in the first quarter of 2009. Headcount decreased as a result of higher utilization of third-party content aggregation.  Third party content costs increased as a result of collecting a larger volume of high value content compared to last year.

Sales and Marketing
Sales and marketing expenses increased in total to $3.8 million and decreased as a percentage of revenue to 54% in the three months ended March 31, 2010, compared to $3.5 million and 59% in the same period in 2009.

For the quarter ended March 31, 2010, sales and marketing expenses increased $302,000, or 9%, compared to the same period in 2009.  The increase is primarily comprised of $228,000 increase in payroll related expenses due to higher headcount, $191,000 in allocated expenses, $184,000 increase in marketing costs, and $131,000 in severances. Weighted average headcount in our sales and marketing teams was 100 during the three months ended March 31, 2010, compared to 92 in the same period in 2009. The increase in allocated expenses was due to increased amortization from internal use software and software licenses related to the new technology platform. These increases were partially offset by a decrease of $333,000 in commission expenses due to higher acquisition sales in the first quarter of 2009, and $114,000 decrease in stock compensation expenses due to forfeiture of options upon the departure of our Senior Vice President of Sales.

Technology and Development
For the three months ended March 31, 2010, technology and development expenses were $900,000 and 13% of revenue, compared to $734,000 and 12% of revenue in the same period in 2009.

For the comparable three month periods, technology and development expenses increased $166,000, or 23%.  The increase in expenses is attributed to an increase of $80,000 in amortization from internal use software and software licenses related to the new technology platform and an increase of $48,000 in contract labor as a result of increased utilization of offshore technical resources. Weighted average headcount in our technology and development teams was 18 during the three months ended March 31, 2010, compared to 19 in the same period in 2009.

General and Administrative
For the three months ended March 31, 2010, general and administrative expenses were $1.2 million or 18% of revenue, compared to $1.1 million or 18% of revenue, in the same period in 2009.  For the comparable three month periods, general and administrative expenses increased $159,000, or 15% in 2010 compared to 2009.  The increase is primarily related to an increase of $135,000 in payroll related costs due to increase in headcount, an increase of $70,000 in contract labor expenses, and an increase in allocated expenses of $69,000. Weighted average headcount in this group was 17 during the three months ended March 31, 2010 and 12 for the same period in 2009. These increases were offset by a decrease of $74,000 in business taxes and a decrease of $66,000 in travel and entertainment expenses.

Interest and Other Income, Net
Net interest and other income was $16,000 for the three months ended March 31, 2010, compared to $2,000 for the same periods in 2009. Interest expense is immaterial for the three months ended March 31, 2010 and 2009.

Net Income (Loss) and Net Income (Loss) per Share
We reported net income of $17,000 for the three months ended March 31, 2010, compared to net losses of $631,000 in the same period in 2009.  The decrease in net loss resulted primarily from the increase in revenues as discussed above. On a diluted per share basis, net income was breakeven for the three months ended March 31, 2010, respectively, compared to net loss of $0.08 for the same period in 2009.

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

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of ASC 605-25 Revenue Recognition, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.

Unearned revenue consists of payments received for prepaid subscriptions from our non-enterprise clients whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of enterprise contracts and content licenses whose terms extend into periods beyond the balance sheet date.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software (previously Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use).  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted ASC 350-40. Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $871,000 in internal use software costs during the three months ended March 31, 2010, compared to $930,000, during the same period in 2009. Amortization related to capitalized software was $498,000 for the three months ended March 31, 2010, compared to $205,000 in the same period in 2009. During the first quarter of 2010, we revised the estimated useful life of capitalized software costs as a result of plans to modify our existing website. Reducing the estimated useful life of these costs resulted in an increase of $20,000 in amortization costs during the first quarter of 2010.

Stock-Based Compensation
We account for stock-based compensation according to the provisions ASC 718, Compensation – Stock Compensation (previously SFAS No. 123R, Share-Based Payment), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Property and Equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three months ended March 31, 2010 or 2009.

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

Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable for the invoiced portion of our enterprise contracts and content license agreements once we have a signed agreement and amounts are billable under the contract.  All of our subscription contracts are non-cancellable upon activation.We do not record an asset for the unbilled or unearned portion of our enterprise contracts or content licenses.  Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts.  Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses.  If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain clients may be affected.

Contractual Obligations

Future required payments under operating leases excluding operating expenses, and other purchase obligations as of March 31, 2010 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$5,581	$933	$1,951	$2,069	$628
Purchase obligations (1)	1,449	1,382	67	-	-
Office equipment operating lease obligations	79	18	37	24	-
Total	$7,109	$2,333	$2,055	$2,093	$628

(1) Purchase obligations relate to co-location hosting arrangements, software development and licensing agreements, marketing agreements, telecom agreements and third party content agreements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash and cash equivalents and short term investments were $13.3 million at March 31, 2010, and our working capital was $2.3 million. At March 31, 2010 we held $10.6 million in FDIC insured or U.S. government backed short-term investments. From December 31, 2009 to March 31, 2010, our cash and cash equivalents increased by $1.0 million mostly due to maturity of $3.0 million of short term investments and $0.2 million in positive cash flow from operations explained below. These increases were offset by investing $1.0 million in internal use software, $0.3 million in property and equipment, and $1.0 million in short-term investments.

During three months ended March 31, 2010, we generated positive cash flow from operations of $0.2 million which was 1.1 million lower than the same period of 2009.  This decline was due to flat sales volume, offset by higher operating expenses.

If the continuing slowdown in the economy results in higher default rates on client contracts or lower client retention rates, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

In May 2010, Michael Pickett, our Chief Executive Officer, President and Chairman of the Board, exercised 302,979 options.  Our Board of Directors authorized Mr. Pickett to surrender shares subject to the options to satisfy the exercise price of the options and the tax withholding obligations resulting from the exercise.  Mr. Pickett surrendered 171,330 options to satisfy the exercise price and the tax obligation.  The tax obligation associated with this exercise is approximately $427,000 and we expect to settle this tax obligation in May 2010.

Operating Activities
Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2010, compared to $1.3 million in the same period in the prior year. The decrease in operating cash flow results from the payment of executive incentive compensation of $156,000 and decrease in cash collections during the first half of the quarter as a result of slower sales due to the restructuring of the sales management team. Sales transactions accelerated in March compared to the previous two months which affected the timing of cash receipts in the quarter.

Investing Activities
Net cash provided by investing activities was $0.8 million in the three months ended March 31, 2010, compared to net cash used in investing activities of $0.8 million in the same period in 2009. We purchased $1.0 million in short term investments during the first three months of 2010, while $3.0 million of short term investments matured as of March 31, 2010. Purchases of property and equipment increased by $285,000 in the first quarter of 2010 compared to the same period in 2009. In addition $135,000, a portion of our security deposit on the lease for our corporate headquarters, was returned to us in March 2010.

Financing Activities
Net cash provided by financing activities was $13,000 in the three months ended March 31, 2010, compared to net cash used in financing activities of $31,000 in the three months ended March 31, 2009.  The increase in cash provided is primarily due to proceeds from stock option exercises and lower payments under capital lease obligations in the first three months of 2010.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We will early adopt this ASU in the second quarter of 2010.  We are currently evaluating the impact of this adoption, however, we expect to record a larger portion of our multiple-deliverable arrangements upon delivery of certain elements under this new guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

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

Changes in Internal Control over Financial Reporting

In January 2010, we integrated a new revenue recognition module and a new credit card processing module into our accounting system.  These new modules will allow for the automation of order entry and payment processing based on contract details entered at the time of service setup.  Management has implemented new internal controls to monitor the accuracy of transactions processed through these new modules.  We believe these new controls, in combination with existing controls, will be sufficient to meet the reasonable assurance requirements of this section.

Except as noted above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 10, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

The pre-existing risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2010 Annual Report.

•	Risks related to our growth strategy

o	Weakness in the U.S. economy and in the commercial-residential housing market specifically, could drive reduced spending by our clients and prospective clients on business intelligence services
o	Continued weakness in the U.S. economy may negatively impact our client retention rates
o	We may not be able to meet projected renewal rates
o	We may be required to increase sales and marketing expenses in order to achieve revenue goals
o	We may not be able to increase subscribership to high value products
o	We may fail to attract, hire and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets
o	If we cannot effectively satisfy our clients across all targeted industry verticals, we may decide to target fewer industries and, as a result, may lose clients
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace
o	Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings
o	We may not be able to increase our market penetration into the medium to large business segments

•	Risks related to our new product strategy

o	We may fail to introduce new content and products that are broadly accepted by clients and there may be delays in the introduction of these tools and products
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o	We may improperly price our new product offerings for broad client acceptance
o	We may overestimate the value of sales intelligence to companies in the infrastructure marketplace

•	Financial, economic and market risks

o
We may be required to withhold common shares to cover tax withholding upon exercise of    certain executive stock options and settle the obligations with the Internal Revenue Service, which would negatively impact our cash flow in the future

o	We may not be able to generate recurring positive cash flows from operations
o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast future performance
o	We implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock

•	Operational risks

o	We may not effectively implement new technologies and new product functionality could fail to perform as designed
o	System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our product to our clients
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

o	Increased sales to clients who are new to the public sector may impact our first year retention rates in 2010

•	Regulatory, judicial or legislative risks

o	Any settlement or claim awarded against us in our ongoing litigation matters could negatively impact our operating results
o	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce
o	Our access to new content from governmental entities and other third parties may be restricted if bid aggregation on the Internet is restricted by law or regulations
o	Utilization of our net operating loss, or NOL, carryforwards may be subject to annual limitations provided by the Internal Revenue code

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

Michael Pickett has informed Onvia's Board of Directors that he intends to retire as President and CEO of Onvia by December 31, 2011, subject to placement of a new CEO. Mr. Pickett will continue to serve as Chairman of the Board and provide transitional leadership as needed through December 31, 2011.

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

10.1*	Onvia, Inc. 2008 Equity Incentive Plan (incorporated by Reference to the 2008 Proxy Statement filed on August 4, 2008)

10.2*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2004, filed on March 25, 2005)

10.3*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated by reference to Exhibit 10.1 the Registration Statement on Form S-1 filed on December 21, 1999 (File No. 333-93273))

10.4*	Amended 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

10.5*	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1/A filed on February 2, 2000 (File No. 333-93273))

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

10.9*	2010 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.10*
Separation and Release Agreement with Michael J. Tannourji, dated February 5, 2010 (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.11*	2010 Variable Compensation Plan for Irvine N. Alpert (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.12*	2010 Variable Compensation Plan for Michael S. Balsam (incorporated by reference to Exhibit 10.13 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.13*++	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.15 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

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

Date:  May 17, 2010