Form 10-Q
period 2010-06-30
ONVIA INC
filed 2010-08-12
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock, par value $.0001 per share: 8,424,600 shares outstanding as of July 31, 2010.

ONVIA, INC.

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,312	$1,647
Short-term investments, available-for-sale	7,648	12,632
Accounts receivable, net of allowance for doubtful accounts of $92 and $119	1,504	1,687
Prepaid expenses and other current assets, current portion	545	716
Reimbursable tenant improvements	-	147
Security deposits, current portion	135	135

Total current assets	15,144	16,964

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,536	1,226
Reimbursable tenant improvements	147	-
Security deposits, net of current portion	134	269
Internal use software, net of accumulated amortization	6,264	6,615
Prepaid expenses and other assets, net of current portion	9	20

Total long term assets	8,090	8,130

TOTAL ASSETS	$23,234	$25,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,480	$1,585
Accrued expenses	1,060	1,268
Obligations under capital leases	-	6
Unearned revenue, current portion	10,966	11,275
Deferred rent, current portion	90	88

Total current liabilities	13,596	14,222

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion
Unearned revenue, net of current portion	475	270
Deferred rent, net of current portion	787	832

Total long term liabilities	1,262	1,102

TOTAL LIABILITIES	14,858	15,324

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,424,626 and 8,283,296 shares issued; and 8,424,600 and 8,283,270 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,279	352,615
Accumulated other comprehensive income / (loss)	4	(3)
Accumulated deficit	(343,908)	(342,843)

Total stockholders’ equity	8,376	9,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,234	$25,094

(1) Derived from audited financial statements included in the 2009 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,881	$5,408	$11,906	$10,399
Content license	661	550	1,326	1,130
Management information reports	209	194	427	456
Other	90	64	169	117

Total revenue	6,841	6,216	13,828	12,102

Cost of revenue	1,090	1,228	2,154	2,453

Gross margin	5,751	4,988	11,674	9,649

Operating expenses:
Sales and marketing	3,685	3,237	7,467	6,717
Technology and development	885	664	1,785	1,398
General and administrative	2,318	1,292	3,558	2,373

Total operating expenses	6,888	5,193	12,810	10,488

Loss from operations	(1,137)	(205)	(1,136)	(839)

Interest and other income, net	55	8	71	11

Net loss	$(1,082)	$(197)	$(1,065)	$(828)

Unrealized gain / (loss) on available-for-sale securities	2	(1)	7	(1)

Comprehensive loss	$(1,080)	$(198)	$(1,058)	$(829)

Basic net loss per common share	$(0.13)	$(0.02)	$(0.13)	$(0.10)

Diluted net loss per common share	$(0.13)	$(0.02)	$(0.13)	$(0.10)

Basic weighted average shares outstanding	8,375	8,262	8,330	8,255

Diluted weighted average shares outstanding	8,375	8,262	8,330	8,255

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,065)	$(828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,464	782
Loss on abandonment of assets	967	-
Stock-based compensation	34	217
Change in operating assets and liabilities:
Accounts receivable	183	650
Prepaid expenses and other assets	182	120
Accounts payable	(27)	(146)
Accrued expenses	(204)	(363)
Unearned revenue	(104)	1,782
Deferred rent	(43)	(29)

Net cash provided by operating activities	1,387	2,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(668)	(101)
Additions to internal use software	(1,794)	(1,395)
Purchases of investments	(3,092)	(2,652)
Sales of investments	1,692	-
Maturities of investments	6,391	-
Return of security deposits	135	135

Net cash provided by / (used in) investing activities	2,664	(4,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(6)	(64)
Proceeds from exercise of stock options	47	38
Repurchase of common stock for minimum tax obligations on options exercise	(427)	-

Net cash used in financing activities	(386)	(26)

Net increase / (decrease) in cash and cash equivalents	3,665	(1,854)

Cash and cash equivalents, beginning of period	1,647	13,043

Cash and cash equivalents, end of period	$5,312	$11,189

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) / loss on available-for-sale investments	$(7)	$1
Issuance of treasury stock for 401K matching contribution	$-	$(44)
Property and equipment additions in accounts payable	$(49)	$(8)
Internal use software additions in accounts payable	$(383)	$(274)
Proceeds from options exercise	$807	$-
Repurchase of stock for net settlement of options exercise	$(807)	$-
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.” There was no business activity in the subsidiary in the three or six month periods ended June 30, 2010 or 2009. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$3	$5	$1	$10
Sales and marketing	15	40	(55)	84
Technology and development	2	15	21	39
General and administrative	43	42	67	84

Total stock-based compensation	$63	$102	$34	$217

Stock-based compensation for the six months of 2010 includes the impact of options forfeited upon the departure of our Senior Vice President of Sales, which resulted in the reversal of approximately $89,000 in previously recognized expenses on forfeited options.

Since Onvia has a full valuation allowance for its deferred tax assets, there was no impact to its cash flows related to excess tax benefits associated with the provisions of Accounting Standards Codification, or ASC, 718, Compensation – Stock Compensation.

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.76%	2.05%	1.80%	1.94%
Expected volatility	48%	49%	48%	48%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	5.8	4.5	5.6	4.8

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the three and six months ended June 30, 2010 and 2009:

	Three and Six Months Ended
	June 30,
	2010	2009
Risk-free interest rate	0.25%	0.30%
Expected volatility	51%	95%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plan for the three and six months ended June 30, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2010	1,887,357	$8.48
Options granted	35,000
Options exercised	(4,028)
Options forfeited and cancelled	(74,274)
Total options outstanding at March 31, 2010	1,844,055	$7.08	4.49	$3,452,888
Options granted	26,925
Options exercised	(302,979)
Options forfeited and cancelled	(38,639)
Total options outstanding at June 30, 2010	1,529,362	$7.89

Options exercisable at June 30, 2010	1,316,067	$7.90	4.63	$231,588
Options vested and expected to vest at June 30, 2010	1,507,724	$7.89	5.03	$234,598

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.80 at June 30, 2010 for options that were in-the-money at June 30, 2010. The number of in-the-money options outstanding and exercisable at June 30, 2010 was 166,891 and 151,415, respectively.

The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2010 was $3.29 and $3.36 per option, respectively, compared to $1.61 and $1.62 for the same periods in 2009.

As of June 30, 2010, there was approximately $230,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.44 years.

At the Board of Directors' discretion, option holders may be allowed to execute a “cashless exercise” of their vested options, whereby when issuing the underlying shares, the Company would withhold a number of shares sufficient in value to satisfy the exercise price of the option award. Further, at the Board of Directors’ discretion, the Company may withhold common shares sufficient in value to pay minimum tax withholding upon exercise of option holders stock options. On May 3, 2010, Michael Pickett, Onvia’s CEO, performed a cashless exercise of 302,979 options by surrendering 112,016 options with a fair market value of $807,000. In addition to surrendering options to cover the exercise price, the Board of Directors agreed to let Mr. Pickett surrender 59,314 options to cover the minimum taxes associated with his exercise. In May 2010, Onvia remitted approximately $427,000 to the Internal Revenue Service on Mr. Pickett’s behalf to settle his tax obligation associated with this exercise. All of these options were fully vested prior to Onvia’s adoption of FAS 123(R), so no expense was recorded for them. In addition to this cashless exercise, Onvia received approximately $47,000 during the six months ended June 30, 2010, for exercises of stock options and purchases under the employee stock purchase plan, compared to $38,000 in the same period of 2009.

4.	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing the net loss per share by the weighted average common stock outstanding for the period, plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

For the three and six months ended June 30, 2010 and 2009, options and warrants to purchase approximately 1.5 million and 1.9 million shares of common stock , respectively, are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position in those periods. All outstanding warrants expired in August 2009.

5.	Short-Term Investments

In accordance with ASC 320,  Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at June 30, 2010, stated at fair value as summarized in the following table (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government backed securities	$6,154	$4	$-	$6,158
Certificate of Deposit (1)	1,490	-	-	1,490
	$7,644	$4	$-	$7,648

(1) We evaluated certificates of deposits held as of June 30, 2010 and concluded that they meet the definition of securities as defined in ASC 320.

Onvia accounts for short-term investments in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table summarizes, by major security type, short-term investments classified as available-for-sale at June 30, 2010, stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2010
	Level 1	Level 2	Level 3	Balance as of June 30, 2010
Description
U.S. Government backed securities	$-	$6,158	$-	$6,158
Certificate of Deposit	-	1,490	-	1,490
	$-	$7,648	$-	$7,648

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Prepaid expenses	$511	$673
Interest and other receivable	34	43
	$545	$716

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Computer equipment	$3,421	$2,787
Software	1,100	1,089
Furniture and fixtures	99	99
Leasehold improvements	735	710

Total cost basis	5,355	4,685

Less accumulated depreciation and amortization	(3,819)	(3,459)

Net book value	$1,536	$1,226

Property and equipment includes $224,000 of property financed under capitalized leases as of December 31, 2009. These capital leases expired in March 2010.

8.	Internal Use Software

Onvia capitalizes qualifying computer software costs incurred during the “application development stage” and other costs as permitted by ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software. Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value.

The following table presents a rollforward of capitalized internal use software for the six months ended June 30, 2010 (in thousands):

	Balance at December 31, 2009	Additions	Abandonments	Balance at June 30, 2010

Capitalized Internal Use Software	$9,112	1,684	(1,779)	$9,017
Accumulated amortization	(2,497)	(1,068)	812	(2,753)
	$6,615	616	(967)	$6,264

During the second quarter of 2010, Onvia abandoned three internal use software projects.  The abandoned assets relate to code developed for its commercial sector information, search engine marketing, and an internal cross-system integration project.  In the second quarter, the Company made the decision to no longer append contact and project specific information to its commercial sector content.  This decision was made as a result of a change to focus exclusively on the gBusiness sector and to no longer position private sector data as a differentiator within the Company’s gBusiness solution.  Without this actionable contact and project specific information, Onvia does not believe there is future value associated with this content.  Also, as a result of this change in focus in the second quarter, Onvia made the decision that the existing search engine code would no longer be an effective method for marketing to this more targeted prospect base and the Company does not believe there is future value associated with this code.  The code developed for the cross-system integration requires additional work to complete the integration.  Based on an evaluation and prioritization of its existing development roadmap, the Company made the decision during the second quarter that it will not invest the necessary resources to complete this integration in the foreseeable future.  Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of June 2010 for these three assets.  This loss is included in operating expenses under the general and administrative category in the three and six months ended June 30, 2010.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Payroll and related liabilities	$948	$1,102
State income, other taxes payable and other	112	166
	$1,060	$1,268

10.	New Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. The Company has decided not to early adopt this ASU. Onvia has evaluated the impact this ASU will have once adopted, and does not believe adoption will materially impact reported revenue.

11.	Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015. Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of June 30, 2010, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Operating Leases	Operating Lease	Operating Leases

Remainder of 2010	$464	$10	$474
2011	954	18	972
2012	983	18	1,001
2013	1,012	18	1,030
2014	1,042	11	1,053
Thereafter	894	-	894

	$5,349	$75	$5,424

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

Purchase
Obligations

2010	$891
2011	353
2012	506
$1,750

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  A group of three objectors to the settlement filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order.  Plaintiffs filed an opposition to the petition.  Six notices of appeal to the Second Circuit have also been filed by different groups of objectors, including the objectors that filed the petition.  Subject to court approval, the objectors to the settlement will file their briefs in the Second Circuit no later than October 6, 2010, and answering briefs will be due no later than February 3, 2011.
Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter.   If the settlement does not survive appeal and Onvia is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

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

Onvia incurred net operating losses, or NOLs, from its inception through June 30, 2010, with exception of net income in the first quarter of 2010, the third and fourth quarters of 2009 and the third quarter of 2007.  Because of this history of net operating losses, until net income is generated on a consistent basis, Onvia does not currently believe that the future realization of the tax benefit associated with these NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

Company Overview

We are a leading provider of government business, or gBusiness, information products and research tools that help companies plan, market and sell to targeted public sector buyers throughout the United States, or U.S.  The gBusiness market place is defined as the market funded by federal, state and local government spending. Our products, proprietary databases and research tools, focus on federal, state, local and educational purchasing entities. Our information helps our clients proactively track which goods and services government agencies plan to purchase, what they actually purchase, and from whom they purchase.  This allows our clients to identify new market opportunities, analyze market trends, and obtain useful information about their competitors.  Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Our processes, which collect and organize transactional information into actionable market intelligence, have enabled us to make this same high-value business intelligence affordable to businesses of all sizes.  We believe our business solutions provide our clients with a distinct competitive advantage and increased revenue opportunities.

Our  information products and research tools leverage our proprietary databases, which have been compiled for more than ten years, and include comprehensive, historical and real-time information on public sector  activities unavailable elsewhere in the marketplace. Our databases provide information on approximately 7 million procurement related records connected to over 275,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Transparency and open government initiatives continue to be a key topic for federal, state and local government officials.  In response to this market demand, we launched the website Recovery.org to provide visibility into how federal funds distributed under the American Recovery and Reinvestment Act are flowing into local communities.  As of June 30, 2010, www.Recovery.org was tracking more than 73,000 projects and an aggregate of $205 billion in government stimulus spending.  Recovery.org has also attracted the attention of major business media, including National Public Radio, CNN, BusinessWeek, Bloomberg and USA Today, among others.  Our Recovery.org website and the recognition of major business media outlets have enhanced our position as an authoritative source for government spending information and analytics.

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

Revenue from the sale of management information reports is recognized upon delivery of the report to the client if we have vendor specific objective evidence, or VSOE, of selling price. If report refreshes are included or if we do not have VSOE, revenue is recognized ratably over the service period.  Pricing for management information reports is generally based on one, or a combination of, the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery of the document or list.

Onvia was incorporated in January 2000 in the state of Delaware. Our principal corporate office is located in Seattle, Washington. Our securities trade on The NASDAQ Capital Market under the symbol ONVI.

Industry Background

Since early 2009, government spending on goods and services has accelerated dramatically and now represents more than 40% of the GDP of the United States. gBusiness, is one area of the economy that continues to see growth, and we believe that government is going to increasingly rely on the private sector to fulfill more of its functions.  Government is increasingly involved in business through spending, legislation, regulation, and public-private partnerships. The gBusiness marketplace exceeds $5 trillion in government expenditures annually, and continues to grow as the federal government becomes more involved in industries like energy, manufacturing, financial services and healthcare, among others.  Traditional government-sponsored job creation methods rely on investment in infrastructure to stem the unemployment rate, and ongoing state budget shortfalls will require tax increases in the coming years, resulting in even more government spending.  Progressive enterprises are recognizing the substantial opportunity and the significant challenges presented by this market and are developing their own gBusiness strategies to take advantage of this new revenue opportunity.  Businesses are now finding that they are competitively disadvantaged if they are not actively pursuing a gBusiness strategy.

Over 3.4 million businesses compete for opportunities within this highly competitive gBusiness marketplace and identifying qualified business partners and prospects is essential to a company’s success.  Identifying relevant projects and partners can be difficult and companies spend a substantial amount of time and effort to locate and research new partners and opportunities to grow their gBusiness segments. The Internet provides short-term visibility into government contracting information for both government agencies and businesses alike, but does not provide the on-demand intelligence or context required to guide strategic decisions.

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

Our comprehensive databases contain much of this relevant decision making information on both a historical and real-time basis, and thousands of records are added to our database each day.  Much of the information in our database is linked, so that clients can quickly research information relevant to a particular project in one centralized location. Clients can also perform customized searches on both the public record and within the project specification documents to identify relevant opportunities using any number of variables, such as publication date, geographic location and contract value, among others.  Using our database and tools, our clients spend less time on research and more time preparing winning proposals, establishing relationships, and executing contracts.

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

We leverage technology, tools and business processes to research, classify and publish actionable gBusiness opportunities from public and private sources. We link related records within our databases, prequalify business opportunities for clients based upon the client’s profile, and provide access to information in a timely manner, generally within 24 hours of release. Our database contains information on the largest industry verticals, with a focus on the infrastructure verticals, which include:

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

Users of the database can research project histories, agency purchasing trends, agency buyer contact information, agency relationships with existing vendors, contract awardees, and can evaluate pricing for goods and services. Subscribers to the Onvia Online Database also receive customized daily email notifications about relevant business opportunities based upon their subscription profile.  The Onvia Online Database provides information necessary to qualify opportunities, improve decision making, prepare tailored bids, and manage agency relationships, all of which should improve the success rates of our clients in obtaining new procurement awards.

The Onvia Guide
Onvia Guide subscribers receive the same customized daily email notifications about relevant business opportunities that subscribers to the Onvia Online Database product receive, without the user interface to research information in our databases.  This product is an affordable entry-level option for our clients.

Onvia Spending Forecast Center
Onvia launched Spending Forecast Center in June 2010, which provides insight into capital improvement plans by agencies within the top 366 Metropolitan Statistical Areas in the United States. Spending Forecast Center provides valuable, early stage information on future capital spending used by larger corporations to execute their gBusiness strategies.

Most governmental bodies, such as departments of transportation, city and county governments, and boards of education, publish a plan that maps out their major initiatives and forecast spending over the next 3-6 years.  This information generally includes:

·	The name of the initiative or type of expense
·	The timeframe
·	The funding source
·	The budgeted amount

Businesses can use these documents to inform business development, evaluate and target markets, as advance notices of projects, and for short-term business planning. For our new product we collect plans from all state, county and city government agencies, representing over 85% of all government spending. We add a powerful search tool that allows users to find plans based on keywords, as well as, type of agency, location, spending focus, and other plan details.

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

·	Market Opportunity Reports and Customer Analytics – Provide clients with market intelligence needed for strategic planning and marketing, such as:
o	Year-over-year growth rates by market or category to help understand buying trends;
o	Market growth rates to assist in business planning;
o	Distribution of state and local opportunities by sales territory to help allocate resources;
o	Competitive analysis; and
o	Seasonality and buying trends.
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

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products. This excludes subscribers to the company’s entry level Metropolitan notification product.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.

Quarterly Contract Value per Client, or QCVC
Quarterly contract value per client represents the average annual contract value of all new and renewing clients transacting during the quarter, and is a leading indicator of future annual contract value per client.

Revenue for the second quarter of 2010 decreased 2% to $6.8 million from $7.0 million in the previous quarter and increased 10% from $6.2 million in the same year-ago period. Sequential quarter revenue decreased due to lower client retention rates, particularly with first-year clients that we believe were testing the public sector as a potential market and did not renew. The year-over-year improvement in revenue was due primarily to improvement in ACV. ACV increased 11% to $24.1 million from $21.7 million in the same year-ago quarter, but decreased 1% from $24.4 million in the previous quarter.

In 2009, enthusiasm for the American Recovery and Reinvestment Act (“ARRA”) encouraged a significant number of small companies to explore opportunities in the public sector. As a result, we signed many new, predominantly smaller companies, which accelerated top line revenue growth. After the first year, these same small clients are renewing at lower than historical rates. Lower client retention rates have negatively impacted our results for the last three sequential quarters.

We believe government is going to increasingly rely on the private sector to fulfill more of its functions. In the second quarter of 2010, we consolidated our existing suite of products to focus exclusively on the gBusiness sector, and will no longer position private sector data as a differentiator within our gBusiness solution. We believe a targeted suite of products will enhance our ability to execute our gBusiness growth strategy.

We launched Spending Forecast Center in June 2010, which provides insight into capital improvement plans by agencies within the top 366 metropolitan statistical areas in the United States. Spending Forecast Center provides valuable, early stage information on future capital spending used by larger corporations to execute their gBusiness strategies. We have a second product release planned for the fourth quarter of 2010, which will also target larger corporations.
ACVC grew 3% from the previous quarter and 26% from the same year-ago period to an average of $3,225 per client. ACVC increased in the second quarter, in part by targeting higher value clients and because non-renewals were weighted toward smaller clients.

At June 30, 2010, our total client base excluding the entry-level metropolitan product decreased 4% to 7,200 from 7,500 in the previous quarter, and decreased 10% from 8,000 in the same year-ago period.  The sequential and year-over-year quarterly decrease in the customer base is primarily attributed to a decline in our client retention rates of first year, smaller clients.

Year-over-year, unearned revenue increased by 5% to $11.4 million at June 30, 2010, compared to $10.9 million at June 30, 2009.  The year-over-year increase is due to higher sales in the last 12 months compared to the same 12 month period in the prior year and a decrease in the number of sales with quarterly billing terms.  Unearned revenue is only recorded once the client is invoiced.

In the second quarter of 2010, QCVC was $3,592, an increase of 28% compared to $2,806 in the second quarter of 2009.  This increase demonstrates our success in targeting larger companies, which have a higher propensity to subscribe to our higher value database products.

We are continuing our search for a new chief executive officer to replace Michael Pickett, who announced his retirement as the company’s CEO effective at the end of 2010. Mr. Pickett will provide transitional leadership as needed through December 31, 2010. Our search committee is evaluating both internal and external CEO candidates.

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

Results of Operations for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

The following table provides selected consolidated results of operations for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Subscription	86%	87%	86%	86%
Content license	10%	9%	10%	9%
Management information reports	3%	3%	3%	4%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue	16%	20%	16%	20%

Gross margin	84%	80%	84%	80%

Operating expenses:
Sales and marketing	54%	52%	54%	56%
Technology and development	13%	10%	13%	11%
General and administrative	34%	21%	26%	20%

Total operating expenses	101%	83%	93%	87%

Loss from operations	(17%)	(3%)	(9%)	(7%)
Interest and other income, net	1%	0%	1%	0%

Net loss	(16%)	(3%)	(8%)	(7%)

Revenue and Cost of Revenue
Revenue for the three and six months ended June 30, 2010 was $6.8 million and $13.8 million, respectively, compared to $6.2 million and $12.1 million for the same periods in 2009. Revenue increased as a result of prior and current period increases in our ACV, which is attributable to increased adoption of our database products, and positive results from investments in our sales force and sales processes. The increase in revenue is explained in more detail under the “Executive Summary of Operations and Financial Position” section above.

Cost of revenue decreased to 16% of revenue for both the three and six months ended June 30, 2010, respectively, compared to 20% for the three and six month periods in 2009.  In total, cost of revenue was $1.1 million and $2.2 million in the three and six month periods in 2010, respectively, compared to $1.2 million and $2.5 million for these periods in 2009, representing a decrease of $138,000, or 11%, for the three month period in 2010 and $299,000, or 12%, for the six month period in 2010.

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, but also includes credit card processing fees. The decrease for the comparable three and six month periods was primarily due to decreases of $137,000 and $346,000, respectively, in payroll-related expenses.  Payroll expenses decreased as a result of a decline in weighted average headcount in our content team to 39 during the second quarter of 2010, compared to 47 in the second quarter of 2009. Headcount decreased as a result of higher utilization of third-party content aggregation. The remaining change for the six month period is due to an increase of $97,000 in third party content and revenue sharing costs. Third party content costs increased as a result of collecting a larger volume of high value content compared to last year.

Sales and Marketing
Sales and marketing expenses increased in total to $3.7 million and increased as a percentage of revenue to 54% in the three months ended June 30, 2010, compared to $3.2 million and 52% in the same period in 2009.  In the six month period ended June 30, 2010 sales and marketing expenses increased in total to $7.5 million and decreased as a percentage of revenue to 54% compared to $6.7 million and 56% in the same period in 2009.

For the quarter ended June 30, 2010, sales and marketing expenses increased $448,000, or 14%, compared to the same period in 2009.  The increase is primarily comprised of $241,000 in allocated expenses, $219,000 in payroll related expenses due to higher headcount, $178,000 in marketing costs primarily as a result of the launch of Spending Forecast Center and non-capitalizable website costs, and $73,000 in travel and entertainment due to higher headcount. Allocated expenses consist of depreciation and amortization and other facilities related expenses and are allocated based on headcount in the respective departments. Weighted average headcount in our sales and marketing teams was 104 during the three months ended June 30, 2010, compared to 93 in the same period in 2009. The increase in amortization and depreciation expense was due to the launch of several new internally developed technology platforms and products in the last several quarters and increased headcount. These increases were partially offset by a $319,000 decrease in commission expenses due to higher bookings in the second quarter of 2009 compared to the same period in 2010.

For the six months ended June 30, 2010, sales and marketing expenses increased $750,000, or 11%, compared to the same period in 2009.  The increase is primarily comprised of $447,000 in payroll related expenses due to higher headcount, $430,000 in allocated expenses for the reasons noted above, $362,000  in marketing costs primarily as a result of the launch of Spending Forecast Center and non-capitalizable website costs, $158,000 in severance due to the departure of our Senior Vice President of Sales, and $88,000 in travel and entertainment. Weighted average headcount in our sales and marketing teams was 102 during the six months ended June 30, 2010, compared to 93 in the same period in 2009. These increases were partially offset by a decrease of $652,000 in commission expense due to higher acquisition sales in the first half of 2009 compared to the same period in 2010, and a $139,000 decrease in stock-based compensation expense mostly due to forfeiture of options upon the departure of our Senior Vice President of Sales.

Technology and Development
For the three months ended June 30, 2010, technology and development expenses were $885,000 and 13% of revenue, compared to $664,000 and 10% of revenue in the same period in 2009.  In the six months ended June 30, 2010, technology and development expenses were $1.8 million and 13% of revenue, compared to $1.4 million and 11% of revenue in the same period in 2009.

For the comparable three month periods, technology and development expenses increased $221,000, or 33%.  The increase in expenses is attributed to an increase of $100,000 in amortization from internal use software and software licenses related to the launch of new platforms and products, an increase of $50,000 in contract labor as a result of increased utilization of offshore technical resources for the development of the Spending Forecast Center and the new technology platform, an increase of $48,000 in payroll related expenses due to higher headcount and hiring more senior people, and a $33,000 decrease in capitalized internal use software costs. Weighted average headcount in our technology and development teams was 19 during the three and six months ended June 30, 2010, compared to 18 in the same periods in 2009.

For the six months ended June 30, 2010, technology and development expenses increased $387,000, or 28%.  The increase in expenses is attributed to an increase of $165,000 in amortization from internal use software and software licenses as discussed above, an increase of $98,000 in contract labor as a result of increased utilization of offshore technical resources, an increase of $58,000 in payroll related expenses due to higher headcount and hiring more senior people, and a $49,000 decrease in capitalized internal use software costs. These increases were partially offset by a decrease of $52,000 in allocated facilities costs.

General and Administrative
For the three months ended June 30, 2010, general and administrative expenses were $2.3 million or 34% of revenue, compared to $1.3 million or 21% of revenue, in the same period in 2009.  For the comparable three month periods, general and administrative expenses increased by $1.0 million or 79% in 2010 compared to 2009.  The increase is primarily related to the abandonment of $967,000 of internal use software, an increase of $259,000 in transition expenses primarily related to Mike Pickett’s transition agreement, and an increase of $136,000 in payroll related costs due to an increase in headcount. Weighted average headcount in this group was 17 during the three months ended June 30, 2010 and 11 for the same period in 2009. Part of the increase in headcount is due to realignment of responsibilities of one employee who was included in Sales and Marketing and one employee who was included in Technology and Development in the prior period. The loss on abandonment is discussed in more detail in Internal Use Software under “Critical Accounting Policies and Management Estimates” below. These increases were offset by decreases of $312,000 in business taxes due to a Washington state tax refund associated with a reapportionment of prior year in-state revenues, and $38,000 in bad debt expenses.

In the six months ended June 30, 2010, general and administrative expenses were $3.6 million, or 26% of revenue, compared to $2.4 million or 20% of revenue, in the same period in 2009.  For the six months ended June 30, 2010, general and administrative expenses increased $1.2 million or 50%. The increase is primarily related to $967,000 internal use software abandonment, an increase of $259,000 in transition expenses primarily related to Mike Pickett’s transition agreement, an increase of $253,000 in payroll related costs due to an increase in headcount,  and an increase of $85,000 in amortization and depreciation expense. Weighted average headcount in this group was 17 and 12 in the six months ended June 30, 2010 and 2009, respectively. As discussed above, the increase in headcount is partially attributable to a realignment of responsibilities for two employees. These increases were offset by a decrease of $386,000 in business taxes mostly due to the tax refund mentioned above, a decrease of $65,000 in travel and entertainment expenses, and a $47,000 decrease in bad debt expense.

Interest and Other Income, Net
Net interest and other income was $55,000 and $71,000 for the three and six months ended June 30, 2010, respectively, compared to $8,000 and $11,000, respectively, for the same periods in 2009. Interest expense is immaterial for the three and six months ended June 30, 2010 and 2009.

Net Loss and Net Loss per Share
We reported net losses of $1.1 million for both the three and six months ended June 30, 2010, compared to net losses of $197,000 and $828,000, respectively, in the same periods in 2009.  The increase in net loss was primarily due to increases in operating expenses as discussed above, offset by higher revenues and improved gross margin. On a per share basis, net losses were $0.13 for both the three and six months ended June 30, 2010, compared to $0.02 and $0.10, respectively, for the same periods in 2009.

Critical Accounting Policies and Management Estimates

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from our estimates. In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations. Our critical accounting policies involve judgments associated with our accounting for revenue recognition, stock-based compensation, property and equipment, internal use software, income taxes, accounts receivable and allowance for doubtful accounts.

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

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.

Revenue from the sale of management information reports is recognized upon delivery of the report to the client if we have VSOE of selling price. If report refreshes are included or there is no VSOE, revenue is recognized ratably over the service period.  Pricing for management information reports is generally based on one, or a combination of, the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery of the document or list.

Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

Stock-Based Compensation
We account for stock-based compensation according to the provisions of ASC 718, Compensation – Stock Compensation, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Property and Equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets. ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three and six months ended June 30, 2010 or 2009.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by ASC 350-40. Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $813,000 and $1.7 million in internal use software costs during the three and six months ended June 30, 2010, respectively, compared to $740,000 and $1.7 million, respectively, during the same periods in 2009. Amortization related to capitalized software was $569,000 and $1.1 million, for the three and six months ended June 30, 2010, compared to $202,000 and $407,000, respectively, in the same periods in 2009.

Onvia periodically evaluates the remaining useful lives and recoverability of internal use software and will record an impairment or abandonment if management determines that all or a portion of the asset will no longer be used or is no longer recoverable based on the estimated future cash flow, or will adjust the remaining useful life to reflect revised estimates in accordance with ASC 360-40 as described above under “Property and Equipment”.

During the second quarter of 2010, we abandoned three internal use software projects.  The abandoned assets relate to code developed for our commercial sector information, search engine marketing, and internal cross-system integration.  During the second quarter, management made the decision to no longer append contact and project specific information to our commercial sector content.  This decision was made as a result of our change to focus exclusively on the gBusiness sector and to no longer position private sector data as a differentiator within our gBusiness solution.  Without this actionable contact and project specific information, we do not believe there is future value associated with this content.  Also, as a result of this change in focus in the second quarter, we made the decision that the existing search engine code would no longer be an effective method for marketing to this more targeted prospect base and we do not believe there is future value associated with this code.  The code developed for the cross-system integration requires additional work to complete the integration.  Based on an evaluation and prioritization of our existing development roadmap, management made the decision during the second quarter that we will not invest the necessary resources to complete this integration in the foreseeable future.  Pursuant with the guidance in ASC 360-35-47, we recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of June 2010 for these three assets.  This loss is included in operating expenses under the general and administrative category in the three and six months ended June 30, 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable for the invoiced portion of our contracts once we have a signed agreement and amounts are billable under the contract.  All of our subscription contracts are non-cancellable upon activation. We do not record an asset for the unbilled or unearned portion of our contracts.  Accounts receivable are recorded at their net realizable value, after deducting an allowance for doubtful accounts.  Such allowances are determined based on a review of an aging of accounts and reflect either specific accounts or estimates based on historical incurred losses.  If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and our ability to recognize sales to certain clients may be affected.

Contractual Obligations

Future required payments under operating leases excluding operating expenses, and other purchase obligations as of June 30, 2010 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$5,349	$940	$1,965	$2,085	$359
Purchase obligations (1)	1,750	1,000	622	128	-
Office equipment operating lease obligations	75	18	37	20	-
Total	$7,174	$1,958	$2,624	$2,233	$359

(1) Purchase obligations relate to co-location hosting arrangements, software development and licensing agreements, marketing agreements, telecom agreements and third party content agreements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash and cash equivalents and short term investments were $13.0 million at June 30, 2010, and our working capital was $1.5 million. At June 30, 2010 we held $7.6 million in FDIC insured or U.S. government backed short-term investments. From December 31, 2009 to June 30, 2010, our cash and cash equivalents increased by $3.7 million mostly due to maturity of $6.4 million of short term investments, sale of $1.7 million of short term investments and $1.4 million in positive cash flow from operations explained below. These increases were offset by investing $1.8 million in internal use software, $668,000 in property and equipment, and $3.1 million in short-term investments.

As we continue to focus our marketing and sales efforts toward medium to large businesses and less toward smaller businesses, we may experience a short-term decrease in sales and cash flow in the near term.  We expect, however, that over the longer term, focusing on these larger clients will result in improved retention rates and ACV and, ultimately, increased sales, cash flow and operating income.  Until such time as we are able to generate recurring positive cash flow and earnings, we will utilize our current cash, cash equivalents, short-term investments and current revenues to fund operations.  We expect to broaden our appeal to these larger clients by introducing new products targeted directly at these businesses.

If the continuing slowdown in the economy results in higher default rates on client contracts or lower client retention rates, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

In May 2010, Michael Pickett, our Chief Executive Officer, President and Chairman of the Board, exercised 302,979 options.  Our Board of Directors authorized Mr. Pickett to surrender shares subject to the options to satisfy the exercise price of the options and the tax withholding obligations resulting from the exercise.  Mr. Pickett surrendered 171,330 options to satisfy the exercise price and the tax obligation.  The tax obligation associated with this exercise was approximately $427,000 and was settled in May 2010.  This payment is presented under financing activities on the statement of cash flows.

Operating Activities
Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2010, compared to $2.2 million in the same period in the prior year. The decrease in operating cash flow is due primarily to a decrease in sales in the second quarter of 2010 compared to the same period in 2009, which resulted in a decrease in cash collections.  In addition, $156,000 was paid in the first quarter of 2010 for executive compensation associated with 2009 operating results.

Investing Activities
Net cash provided by investing activities was $2.7 million in the six months ended June 30, 2010, compared to net cash used in investing activities of $4.0 million in the same period in 2009. We purchased $3.1 million in short term investments during the six months of 2010, while $1.7 million of short term investments was sold during this period and $6.4 million of short term investments matured as of June 30, 2010. Purchases of property and equipment increased by $567,000 in the first six months of 2010 compared to the same period in 2009. In addition $135,000, a portion of our security deposit on the lease for our corporate headquarters, was returned to us in March 2010.

Financing Activities
Net cash used in financing activities was $386,000 in the six months ended June 30, 2010, compared to $26,000 in the six months ended June 30, 2009.  The increase in cash used is primarily due to tax obligations associated with Michael Pickett’s option exercise discussed above.

Recent Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We have decided not to early adopt this ASU. We have evaluated the impact this ASU will have once adopted, and do not believe adoption will materially impact reported revenue.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 11, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

Our decision to no longer focus on private sector opportunities and target larger clients may negatively impact client satisfaction and retention.

In the second quarter of 2010, Onvia consolidated its existing suite of products to focus exclusively on the gBusiness sector, specifically medium to large sized businesses in this sector, and will no longer market a private sector offering. We may unable to achieve estimated market penetration as a result of this growth strategy refocus on high value clients, which would negatively impact our operating results and cash flows.

The concentration of product servers in the Seattle area makes us susceptible to service interruptions in the event of natural disasters.

All of our product servers are located in the Seattle area. Any natural disaster or infrastructure breakdown in the Seattle area, which are outside of our control, may impact our ability to compile information and deliver our product to our clients.

The pre-existing risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2010 Annual Report.

•	Risks related to our growth strategy
o	Continued weakness in the U.S. economy may negatively impact our client retention rates
o	We may not be able to meet projected renewal rates
o	We may be required to increase sales and marketing expenses in order to achieve revenue goals
o	We may not be able to increase subscribership to high value products
o	We may fail to attract, hire and retain sales associates who can effectively communicate the benefits of our products to our clients, and they may be unable to achieve expected sales targets
o	If we cannot effectively satisfy our clients across all targeted industry verticals and of all sizes, we may decide to target fewer industries and, as a result, may lose clients
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace
o	Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings
o	We may not be able to increase our market penetration into the medium to large business segments
o	Weakness in the U.S. economy and in the commercial-residential housing market specifically, could drive reduced spending by our clients and prospective clients on business intelligence services

•	Risks related to our new product strategy

o	We may fail to introduce new content and products that are broadly accepted by clients and there may be delays in the introduction of these tools and products
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings
o	We may improperly price our new product offerings for broad client acceptance

•	Financial, economic and market risks

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

10.11*	2010 Variable Compensation Plan for Irvine N. Alpert (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.12*	2010 Variable Compensation Plan for Michael S. Balsam (incorporated by reference to Exhibit 10.13 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.13*	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.14*++	Executive Transition Services Agreement with Michael D. Pickett, dated May 17, 2010

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

Date:  August 11, 2010