Form 10-Q
period 2010-09-30
ONVIA INC
filed 2010-11-15
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock, par value $.0001 per share: 8,424,600 shares outstanding as of October 31, 2010.

ONVIA, INC.

           PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,633	$1,647
Short-term investments, available-for-sale	5,301	12,632
Accounts receivable, net of allowance for doubtful accounts of $62 and $119	1,242	1,687
Prepaid expenses and other current assets, current portion	556	716
Reimbursable tenant improvements	-	147
Security deposits, current portion	135	135

Total current assets	12,867	16,964

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,407	1,226
Reimbursable tenant improvements	147	-
Security deposits, net of current portion	134	269
Internal use software, net of accumulated amortization	6,529	6,615
Long-term investments	787	-
Prepaid expenses and other assets, net of current portion	6	20

Total long term assets	9,010	8,130

TOTAL ASSETS	$21,877	$25,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,046	$1,585
Accrued expenses	1,113	1,268
Obligations under capital leases	-	6
Unearned revenue, current portion	10,032	11,275
Deferred rent, current portion	109	88

Total current liabilities	12,300	14,222

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	278	270
Deferred rent, net of current portion	746	832

Total long term liabilities	1,024	1,102

TOTAL LIABILITIES	13,324	15,324

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,424,626 and 8,283,296 shares issued; and 8,424,600 and 8,283,270 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,350	352,615
Accumulated other comprehensive income / (loss)	1	(3)
Accumulated deficit	(343,799)	(342,843)

Total stockholders’ equity	8,553	9,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,877	$25,094

(1) Derived from audited financial statements included in the 2009 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,710	$5,728	$17,616	$16,127
Content license	633	623	1,959	1,753
Management information reports	272	188	699	645
Other	90	73	259	190

Total revenue	6,705	6,612	20,533	18,715

Cost of revenue	972	1,160	3,126	3,613

Gross margin	5,733	5,452	17,407	15,102

Operating expenses:
Sales and marketing	3,394	3,300	10,860	10,018
Technology and development	968	853	2,753	2,252
General and administrative	1,272	1,147	4,831	3,520

Total operating expenses	5,634	5,300	18,444	15,790

Income / (loss) from operations	99	152	(1,037)	(688)

Interest and other income, net	10	15	81	26

Net income / (loss)	$109	$167	$(956)	$(662)

Unrealized (loss) / gain on available-for-sale securities	(3)	2	4	1

Comprehensive income / (loss)	$106	$169	$(952)	$(661)

Basic net income / (loss) per common share	$0.01	$0.02	$(0.11)	$(0.08)

Diluted net income / (loss) per common share	$0.01	$0.02	$(0.11)	$(0.08)

Basic weighted average shares outstanding	8,425	8,271	8,362	8,261

Diluted weighted average shares outstanding	8,465	8,570	8,362	8,261

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(956)	$(662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,072	1,234
Loss on abandonment of assets	967	-
Stock-based compensation	112	284
Change in operating assets and liabilities:
Accounts receivable	445	258
Prepaid expenses and other assets	174	196
Accounts payable	(179)	199
Accrued expenses	(160)	(305)
Unearned revenue	(1,235)	1,750
Deferred rent	(65)	(45)

Net cash provided by operating activities	1,175	2,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(767)	(154)
Additions to internal use software	(2,719)	(1,953)
Purchases of investments	(5,947)	(7,736)
Sales of investments	2,292	-
Maturities of investments	10,203	-
Return of security deposits	135	135

Net cash provided by / (used in) investing activities	3,197	(9,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(6)	(76)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	47	51
Repurchase of common stock for minimum tax obligations on options exercise	(427)	-

Net cash used in financing activities	(386)	(25)

Net increase / (decrease) in cash and cash equivalents	3,986	(6,824)

Cash and cash equivalents, beginning of period	1,647	13,043

Cash and cash equivalents, end of period	$5,633	$6,219

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(4)	$(1)
Issuance of treasury stock for 401K matching contribution	$-	$(44)
Property and equipment additions in accounts payable	$(16)	$(33)
Internal use software additions in accounts payable	$(133)	$(603)
Proceeds from options exercise	$807	$-
Repurchase of stock for net settlement of options exercise	$(807)	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.” There was no business activity in the subsidiary in the three or nine month periods ended September 30, 2010 or 2009. The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$2	$4	$3	$14
Sales and marketing	20	(21)	(35)	63
Technology and development	11	30	32	69
General and administrative	45	54	112	138

Total stock-based compensation	$78	$67	$112	$284

Stock-based compensation for the nine months of 2010 includes the impact of options forfeited upon the departure of our Senior Vice President of Sales, which resulted in the reversal of approximately $89,000 in previously recognized expenses on forfeited options.

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.08%	1.93%	2.15%	1.94%
Expected volatility	52%	51%	49%	48%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	3.7	3.7	5.1	4.7

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the three and nine months ended September 30, 2010 and 2009:

	Three and Nine Months Ended
	September 30,
	2010	2009
Risk-free interest rate	0.25%	0.30%
Expected volatility	51%	95%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes activity under Onvia’s equity incentive plan for the three and nine months ended September 30, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2010	1,887,357	$8.48
Options granted	35,000
Options exercised	(4,028)
Options forfeited and cancelled	(74,274)
Total options outstanding at March 31, 2010	1,844,055	$7.08	4.49	$3,452,888
Options granted	31,925
Options exercised	(302,979)
Options forfeited and cancelled	(38,639)
Total options outstanding at June 30, 2010	1,534,362	$7.89
Options granted	17,980
Options forfeited and cancelled	(15,634)
Total options outstanding at September 30, 2010	1,536,708	$7.83

Options exercisable at September 30, 2010	1,327,484	$7.89	4.41	$114,887
Options vested and expected to vest at September 30, 2010	1,516,964	$7.84	4.90	$114,887

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $2.97 at September 30, 2010 for options that were in-the-money at September 30, 2010. The number of in-the-money options outstanding and exercisable at September 30, 2010 was 137,041 and 137,041, respectively.

The weighted average grant date fair value of options granted during the three and nine month periods ended September 30, 2010 was $1.34 and $2.95 per option, respectively, compared to $2.30 and $1.65 for the same periods in 2009.

As of September 30, 2010, there was approximately $244,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP. That cost is expected to be recognized over a weighted average period of 1.33 years.

On May 3, 2010, Michael Pickett, Onvia’s former CEO, performed a cashless exercise of 302,979 options by surrendering 112,016 options with a fair market value of $807,000. In addition to surrendering options to cover the exercise price, Mr. Pickett surrendered 59,314 options to cover the minimum taxes associated with his exercise. In May 2010, Onvia remitted approximately $427,000 to the Internal Revenue Service on Mr. Pickett’s behalf to settle his tax obligation associated with this exercise. All of these options were fully vested prior to Onvia’s adoption of FAS 123(R), so no expense was recorded for them.

In addition to this cashless exercise, Onvia received approximately $0 and $47,000 during the three and nine months ended September 30, 2010, respectively, for exercises of stock options and purchases under the employee stock purchase plan, compared to $14,000 and $51,000 in the same periods of 2009.

At the Board of Directors' discretion, option holders may be allowed to execute a “cashless exercise” of their vested options, whereby when issuing the underlying shares, the Company would withhold a number of shares sufficient in value to satisfy the exercise price of the option award. Further, at the Board of Directors’ discretion, the Company may withhold common shares sufficient in value to pay minimum tax withholding upon exercise of option holders’ stock options.

4.	Earnings per Share

Basic earnings per share are calculated by dividing the net income or loss for the period by the weighted average shares of common stock outstanding for the period. Diluted earnings per share are calculated by dividing the net income or loss per share by the weighted average common stock outstanding for the period, plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income / (loss)	$109	$167	$(956)	$(662)

Shares used to compute basic net income / (loss) per share	8,425	8,271	8,362	8,261
Dilutive potential common shares:
Stock options	40	299	-	-
Shares used to compute diluted net income / (loss) per share	8,465	8,570	8,362	8,261
Basic net income / (loss) per share	$0.01	$0.02	$(0.11)	$(0.08)
Diluted net income / (loss) per share	$0.01	$0.02	$(0.11)	$(0.08)

For the three months ended September 30, 2010, approximately 1.4 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $3.16, were not included in the calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2010, options to purchase approximately 1.5 million shares of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position in that period.

For the three months ended September 30, 2009, approximately 1.2 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $4.83, were not included in the calculation because the effect would have been anti-dilutive. For the nine months ended September 30, 2009, options and warrants to purchase approximately 1.9 million shares of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position in that period. All outstanding warrants expired in August 2009.

5.	Short-Term and Long-Term Investments

In accordance with ASC 320,  Investments – Debt and Equity Securities, Onvia classifies short-term and long-term investments in debt securities as available-for-sale at September 30, 2010, stated at fair value as summarized in the following table (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-Term Investments
U.S. Government backed securities	$4,055	$1	$-	$4,056
Certificate of Deposit (1)	1,245	-	-	1,245
Total Short-Term Investments	5,300	1	-	5,301
Long-term Investments
Corporate Bonds	787	-	-	787
Total Long-Term Investments	787	-	-	787
Total Investments	$6,087	$1	$-	$6,088

(1) We evaluated certificates of deposits held as of September 30, 2010 and concluded that they meet the definition of securities as defined in ASC 320.

Onvia accounts for short-term and long-term investments in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table summarizes, by major security type, short-term and long-term investments classified as available-for-sale at September 30, 2010, stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2010
	Level 1	Level 2	Level 3	Balance as of September 30, 2010
Description
U.S. Government backed securities	$-	$4,056	$-	$4,056
Certificate of Deposit	-	1,245	-	1,245
Corporate Bonds	-	787	-	787
	$-	$6,088	$-	$6,088

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Prepaid expenses	$440	$673
Interest and other receivable	116	43
	$556	$716

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Computer equipment	$3,474	$2,787
Software	1,104	1,089
Furniture and fixtures	107	99
Leasehold improvements	735	710

Total cost basis	5,420	4,685

Less accumulated depreciation and amortization	(4,013)	(3,459)

Net book value	$1,407	$1,226

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

The following table presents a rollforward of capitalized internal use software for the nine months ended September 30, 2010 (in thousands):

	Balance at December 31, 2009	Additions	Abandonments	Balance at September 30, 2010
Capitalized Internal Use Software	$9,112	$2,362	$(1,779)	$9,695
Accumulated amortization	(2,497)	(1,481)	812	(3,166)
	$6,615	$881	$(967)	$6,529

During the second quarter of 2010, Onvia abandoned three internal use software projects.  The abandoned assets relate to code developed for its commercial sector information, search engine marketing, and an internal cross-system integration project.  In the second quarter, the Company made the decision to no longer append contact and project specific information to its commercial sector content.  This decision was made as a result of a change to focus exclusively on the government business, or gBusiness, sector and to no longer position private sector data as a differentiator within the Company’s gBusiness solution.  Without this actionable contact and project specific information, Onvia does not believe there is future value associated with this content.  This project represents 93% of the total abandoned costs. Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the balance as of June 30, 2010 for these three assets.  This loss is included in operating expenses under the general and administrative category in the nine months ended September 30, 2010.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Payroll and related liabilities	$990	$1,102
State income, other taxes payable and other	123	166
	$1,113	$1,268

10.	New Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

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

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases

Remainder of 2010	$232	$5	$237
2011	954	18	972
2012	983	18	1,001
2013	1,012	18	1,030
2014	1,042	11	1,053
Thereafter	894	-	894

	$5,117	$70	$5,187

As of September 30, 2010, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

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

Purchase
Obligations

2010	$642
2011	490
2012	621
2013	524
Thereafter	160
$2,437

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  Objectors to the settlement filed six notices of appeal and one petition seeking permission to appeal to the United States Court of Appeals for the Second Circuit.  Two objectors to the settlement filed briefs in support of their appeals.  Plaintiffs-Appellees have requested that the Court require answering briefs to be filed by December 17, 2010.  The remaining objectors withdrew their appeals with prejudice.

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

Ms. Simmonds filed a Notice of Appeal on March 31, 2009, and an Amended Notice of Appeal on April 10, 2009.  The underwriters subsequently filed a Notice of Cross-Appeal, arguing that the dismissal of the claims involving the moving issuers should have been with prejudice because the claims were untimely under the applicable statute of limitations. Ms. Simmonds' opening brief in the appeal was filed on August 26, 2009; Onvia and the underwriters’ responses and the underwriters' brief in support of their cross-appeal were filed on October 2, 2009; Ms. Simmonds' reply brief and opposition to the cross-appeal was filed on November 2, 2009; and the underwriters' reply brief in support of their cross-appeals was filed on November 17, 2009.   On October 5, 2010, the U.S. Court of Appeals for the Ninth Circuit heard oral argument regarding this matter.  Onvia currently believes that the outcome of this litigation will not have a material adverse impact on its consolidated financial position and results of operations.

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

Because of Onvia’s history of net operating losses, or NOLs, until net income is generated on a consistent basis, Onvia does not currently believe that the future realization of the tax benefit associated with its NOL carryforwards is more likely than not; therefore, Onvia has recorded a valuation allowance for the full amount of its net deferred tax assets.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

14.	Subsequent Events

Effective October 4, 2010, Onvia’s Board of Directors appointed Henry Riner as President and CEO of Onvia. Mr. Riner is expected to be elected to Onvia’s Board of Directors at the first Board meeting after Mr. Riner’s employment with the company has commenced. Mr. Riner’s employment with the company is at-will. Under his offer of employment, Mr. Riner will have an annual base salary of $350,000 and will be eligible to receive a 2011 bonus targeted at $200,000 based upon goals to be mutually agreed upon. Mr. Riner will have an opportunity to receive a bonus award beyond target based on Onvia’s performance. His bonus paid for 2010 performance will be guaranteed at $75,000. On his first day of employment, Mr. Riner was granted 180,000 stock options under Onvia’s 2008 Equity Incentive Plan, to vest 20% after one year with the remainder vesting in 48 equal monthly installments. If Mr. Riner’s employment is terminated without cause, Onvia will pay him 12 months’ base salary.

On October 15, 2010 Eric T. Gillespie resigned as Senior Vice President, Products, Technology and Information of Onvia, effective October 15, 2010. Pursuant to Mr. Gillespie’s separation and release agreement, Onvia will make severance payments totaling $225,000 and $21,364 for accrued but unused vacation in November 2010.

On November 1, 2010 Michael S. Balsam announced his resignation as Chief Strategy Officer of Onvia, effective December 31, 2010.  Pursuant to Mr.Balsam’s transition services agrement he will provide executive transition services until the Separation Date. Onvia will pay Mr.Balsam a transition payment of $135,000 on December 31, 2010, subject to all required or agreed upon deductions and withholdings.

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

Our  information products and research tools leverage our proprietary databases, which have been compiled for more than ten years, and include comprehensive, historical and real-time information on public sector  activities unavailable elsewhere in the marketplace. Our databases provide information on over 7 million procurement related records connected to over 275,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Transparency and open government initiatives continue to be a key topic for federal, state and local government officials.  In response to this market demand, we launched the website Recovery.org to provide visibility into how federal funds distributed under the American Recovery and Reinvestment Act are flowing into local communities.  As of September 30, 2010, www.Recovery.org was tracking more than 81,000 projects and an aggregate of $222 billion in government stimulus spending.  Recovery.org has also attracted the attention of major business media, including National Public Radio, CNN, BusinessWeek, MSNBC, Bloomberg and USA Today, among others.  Our Recovery.org website and the recognition of major business media outlets have enhanced our position as an authoritative source for government spending information and analytics.

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

Revenue from content licenses is generated from clients who resell our business content data to their customers.  Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements typically have a higher annual contract value, than our subscription-based services. Revenue from content license agreements is recognized ratably over the term of the agreement.

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

Industry Background

Since early 2009, government spending on goods and services has accelerated dramatically and now represents more than 40% of the GDP of the United States. The gBusiness marketplace exceeds $5 trillion in government expenditures annually, and continues to grow as the federal government becomes more involved in industries like energy, manufacturing, financial services and healthcare, among others. We believe that government will increasingly rely on the private sector to fulfill more of its functions.  Government is increasingly involved in business through spending, legislation, regulation, and public-private partnerships.  Traditional government-sponsored job creation methods rely on investment in infrastructure to stem the unemployment rate, and ongoing state budget shortfalls will require tax increases in the coming years, resulting in even more government spending.  Progressive enterprises are recognizing the substantial opportunity and the significant challenges presented by this market and are developing their own gBusiness strategies to take advantage of this new revenue opportunity.  Businesses are now finding that they are competitively disadvantaged if they are not actively pursuing a gBusiness strategy.

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

Most governmental bodies, such as departments of transportation, city and county governments, and boards of education publish a plan that maps out their major initiatives and forecasts spending over the next 3-6 years.  This information generally includes:

·	The name of the initiative or type of expense
·	The timeframe
·	The funding source
·	The budgeted amount

Businesses can use these documents to inform business development, evaluate and target markets, as advance notices of projects, and for short-term business planning. We collect plans from all state, county and city government agencies, representing over 85% of all government spending. We add a powerful search tool that allows users to find plans based on keywords, as well as type of agency, location, spending focus, and other plan details.

Onvia Agency Center

Onvia launched Agency Center in September 2010.  Agency Center is a new module of the Onvia Online Database that makes it easier for businesses to find and market to the government agencies that buy what they sell. Agency Center helps businesses to:

·	Get a road map to the most promising projects. Search for projects in their industry, then display the agencies involved with those projects.
·	Equip their sales team with the leads that matter. Search for agencies to target based on location, purchasing history, annual budget, and area of focus.
·
Create a saved search of the agencies they have targeted and their daily Onvia Guide will track those agencies’ buying activities, from pre-bid notices to bids and requests for proposal to contract awards.

·
Look at agencies’ past, present and future. Using Agency Center along with Online Database and the Spending Forecast Center, businesses can access agencies’ procurements histories, current projects, and spending forecasts in a single service. This gives businesses an unprecedented view of agency buying patterns and plans, as well as the markets where their competitors are.

·
Line up their business for hidden revenue streams. Four out of five government purchases never go out to formal bid, because they fall below agencies’ purchasing thresholds. Businesses can use Agency Center to find these thresholds and then register for the vendor lists agencies use to award informal, unpublished contracts.

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

Executive Summary of Operations and Financial Position

We evaluate the following four key operating metrics, among others, to assist in the evaluation of our operating performance, and believe these metrics provide a means to compare our business with other businesses in the information industry.  These operating metrics are not financial measures calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to revenue or any other financial measures so calculated. We use this information as a basis for planning and forecasting core business activities for future periods, and believe it is useful in understanding the results of our operations.

Annual Contract Value, or ACV
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. Content licenses are excluded from ACV.

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

Revenue for the third quarter of 2010 decreased 2% to $6.7 million from $6.8 million in the previous quarter and increased 1% from $6.6 million in the same year-ago period. Sequential quarter revenue decreased due to lower client retention rates, particularly with first-year clients that we believe were testing the public sector as a potential market and did not renew. The year-over-year improvement in revenue was due to strong bookings results in the fourth quarter of 2009 and first quarter of 2010, which will continue to impact revenue through the fourth quarter of 2010 and first quarter of 2011, respectively.

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

In September 2010 we launched Agency Center which helps businesses pre-qualify and target agencies that purchase their goods and services. Agency Center provides insights into the buying patterns, current projects and competitive landscape at the agency level to help businesses execute their gBusiness strategies and better compete for available contracts.

ACVC grew 5% from the previous quarter and 20% from the same year-ago period to an average of $3,383 per client. ACVC increased in the third quarter, in part by targeting higher value prospects and because non-renewals were weighted toward smaller clients.

At September 30, 2010, our total client base excluding the entry-level metropolitan product decreased 10% to 6,500 from 7,200 in the previous quarter, and decreased 18% from 7,900 in the same year-ago period.  The sequential and year-over-year quarterly decrease in the customer base is primarily attributed to a decline in our client retention rates of first year, smaller clients. This decline was expected and is consistent with the Company’s new focus on larger customers with more defined gBusiness strategies. Approximately 75% of loss clients were in non-strategic markets.

Year-over-year, unearned revenue decreased by 5% to $10.3 million at September 30, 2010, compared to $10.9 million at September 30, 2009.  The year-over-year decrease is due to a decrease in sales in the second and third quarters of 2010, compared to the prior year periods, primarily due to decline in retention rates discussed above. Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

In the third quarter of 2010, QCVC was $4,030, an increase of 12% compared to $3,103 in the third quarter of 2009.  This increase demonstrates our success in targeting larger companies, which have a higher propensity to subscribe to our higher value database products.

We are rigorously reviewing all expenditures and investments for an acceptable return on investment, and underperforming expenditures are being eliminated or reallocated to performing projects.  We have already begun the process of reducing nonessential expenses and rightsizing the business.  During October we eliminated 8 non-strategic positions and elected not to fill an additional 11 open positions.  These actions will save approximately $1 million in annual operating expenses.  We will begin to realize these savings in the first quarter of 2011.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

Revenue and Cost of Revenue

The following table provides a break-down of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$6,705	$6,612	$20,533	$18,715

Revenue:
Subscription	85%	87%	86%	87%
Content license	10%	9%	10%	9%
Management information reports	4%	3%	3%	3%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Revenue increased as a result of prior and current period increases in our ACV in the first half of 2010, which is attributable to increased acquisition of higher value customers in 2010. The increase in revenue is explained in more detail under the “Executive Summary of Operations and Financial Position” section above.

Cost of revenue for the three and nine months ended September 30, 2010 and September 30, 2009 was as follows (in thousands of dollars, except percentage):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Three months ended September 30,	$972	$1,160	$(188)	(16%)
Percentage of Revenue	14%	18%
Nine months ended September 30,	$3,126	$3,613	$(487)	(13%)
Percentage of Revenue	15%	19%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease for the comparable three and nine month periods was primarily due to decreases of $108,000 and $455,000, respectively, in payroll-related expenses.  Payroll expenses decreased as a result of a decline in weighted average headcount in our content team to 38 during the third quarter of 2010, compared to 44 in the third quarter of 2009. Headcount decreased as a result of higher utilization of third-party content aggregators. Weighted average headcount during the nine months ended September 30, 2010, was 39 compared to 47 in the same period in 2009.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2010 and September 30, 2009 were as follows (in thousands of dollars, except percentage):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Three months ended September 30,	$3,394	$3,300	$94	3%
Percentage of Revenue	51%	50%
Nine months ended September 30,	$10,860	$10,018	$842	8%
Percentage of Revenue	53%	54%

The increase in expenses for the comparable three month periods is primarily comprised of $105,000 in marketing costs primarily as a result of higher public relations costs and branding activities expenses, $74,000 in depreciation and amortization expense and $41,000 in stock options expenses. The increase in amortization and depreciation expense was due to the launch of several new internally developed technology platforms and products in the last several quarters. Weighted average headcount in our sales and marketing teams was 87 during the three months ended September 30, 2010, compared to 101 in the same period in 2009. These increases were partially offset by a $130,000 decrease in commission expenses due to higher sales in the third quarter of 2009 compared to the same period in 2010.

For the nine months ended September 30, 2010, sales and marketing expenses increased $842,000, or 8%, compared to the same period in 2009.  The increase is primarily comprised of $505,000 in allocated expenses, $467,000 in marketing costs primarily as a result of increased search engine marketing costs, non-capitalizable website costs and increased public relations activity, $158,000 in severance due to the departure of our Senior Vice President of Sales, and $122,000 in travel and entertainment due to increased travel to enterprise customers and higher training costs. Allocated expenses consist of depreciation and amortization and other facilities related expenses and are allocated based on headcount in the respective departments. Weighted average headcount in our sales and marketing teams was 97 during the nine months ended September 30, 2010, compared to 98 in the same period in 2009. These increases were partially offset by a decrease of $342,000 in payroll related expenses, primarily commission expense due to lower acquisition sales in the nine months of 2010 compared to the same period in 2009, and a $99,000 decrease in stock-based compensation expense mostly due to the forfeiture of options upon the departure of our Senior Vice President of Sales.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2010 and September 30, 2009 were as follows (in thousands of dollars, except percentage):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Three months ended September 30,	$968	$853	$115	13%
Percentage of Revenue	14%	13%
Nine months ended September 30,	$2,753	$2,252	$501	22%
Percentage of Revenue	13%	12%

The increase in expenses for the comparable three month periods is attributed to: an increase of $64,000 in contract labor for post-implementation maintenance activities on the new technology platform and products which are not capitalizable, an increase of $57,000 in amortization from internal use software and software licenses related to the launch of new platforms and products, and a $56,000 decrease in capitalized internal use software costs. Weighted average headcount in our technology and development teams was 19 during the three and nine months ended September 30, 2010, and 2009.

The increase in expenses for the nine months ended September 30, 2010 is attributed to an increase of $262,000 in amortization from internal use software and software licenses as discussed above, an increase of $161,000 in contract labor for post-implementation maintenance activities on the new technology platform and products, and a $105,000 reduction in capitalized salaries and benefits for internal use software costs. These increases were partially offset by a decrease of $72,000 in allocated facilities costs.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2010 and September 30, 2009 were as follows (in thousands of dollars, except percentage):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Three months ended September 30,	$1,272	$1,147	$125	11%
Percentage of Revenue	19%	17%
Nine months ended September 30,	$4,831	$3,520	$1,311	37%
Percentage of Revenue	24%	19%

The increase in expenses for the comparable three month periods is related to an increase of $125,000 in payroll related costs due to an increase in headcount, and a $64,000 increase in professional services. Weighted average headcount in this group was 18 during the three months ended September 30, 2010 and 13 for the same period in 2009. The increase in headcount is due to hiring for open positions, and the realignment of responsibilities of two employees who were included in Sales and Marketing and one employee who was included in Technology and Development in the prior period. These increases were offset by decrease of $42,000 in bad debt expenses.

The increase in expenses for the nine months ended September 30, 2010 is primarily related to $967,000 internal use software abandonment, an increase of $378,000 in payroll related costs due to an increase in headcount, an increase of $259,000 in transition expenses primarily related to Mike Pickett’s transition agreement, an increase of $166,000 in allocated expenses, and a $94,000 increase in contractors and consultants expenses, in part due to fees related to CEO search. Allocated expenses consist of depreciation and amortization and other facilities related expenses and are allocated based on headcount in the respective departments. Weighted average headcount in this group was 18 and 12 in the nine months ended September 30, 2010 and 2009, respectively. As discussed above, the increase in headcount is partially attributable to a realignment of responsibilities for three employees.  These increases were offset by a decrease of $412,000 in business taxes mostly due to a Washington state tax refund associated with a reapportionment of prior year in-state revenues, a decrease of $132,000 in public relations primarily due to eliminating 2009 costs related to the efforts to drive transparency into the ARRA to the public, and a $89,000 decrease in bad debt expense.

Interest and Other Income, Net
Net interest and other income was $10,000 and $81,000 for the three and nine months ended September 30, 2010, respectively, compared to $15,000 and $26,000, respectively, for the same periods in 2009. Interest expense is immaterial for the three and nine months ended September 30, 2010 and 2009.

Net Income (Loss) and Net Income (Loss) per Share
We reported net income of $109,000 and net loss of $1.0 million for the three and nine months ended September 30, 2010, respectively, compared to net income of $167,000 and a net loss of $662,000, respectively, in the same periods in 2009.  The increase in net loss was primarily due to increases in operating expenses as discussed above, offset by higher revenues and improved gross margin. On a diluted per share basis, net income and loss were $0.01 and $(0.11) for the three and nine months ended September 30, 2010, compared to $0.02 and $(0.08), respectively, for the same periods in 2009.

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

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of ASC 605-25, Revenue Recognition, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.

Revenue from the sale of management information reports is recognized upon delivery of the report to the client if we have VSOE of selling price. If there is no VSOE, revenue is recognized ratably over the service period.  Pricing for management information reports is generally based on one, or a combination of, the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery of the document or list.

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

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets. ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three and nine months ended September 30, 2010 or 2009.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by ASC 350-40. Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $677,000 and $2.4 million in internal use software costs during the three and nine months ended September 30, 2010, respectively, compared to $887,000 and $2.6 million, respectively, during the same periods in 2009. Amortization related to capitalized software was $413,000 and $1.5 million, for the three and nine months ended September 30, 2010, compared to $271,000 and $678,000, respectively, in the same periods in 2009.

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

During the second quarter of 2010, we abandoned three internal use software projects.  The abandoned assets relate to code developed for our commercial sector information, search engine marketing, and internal cross-system integration.  During the second quarter, management made the decision to no longer append contact and project specific information to our commercial sector content.  This decision was made as a result of our change to focus exclusively on the gBusiness sector and to no longer position private sector data as a differentiator within our gBusiness solution.  Without this actionable contact and project specific information, we do not believe there is future value associated with this content.  This project represents 93% of the total abandoned costs.   Pursuant with the guidance in ASC 360-35-47, we recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of June 2010 for these three assets.  This loss is included in operating expenses under the general and administrative category in the nine months ended September 30, 2010.

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

Contractual Obligations

Future required payments under operating leases excluding operating expenses, and other purchase obligations as of September 30, 2010 are as follows for the periods specified (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Real estate operating lease obligations	$5,117	$947	$1,980	$2,100	$90
Purchase obligations (1)	2,437	975	1,222	240	-
Office equipment operating lease obligations	70	18	37	15	-
Total	$7,624	$1,940	$3,239	$2,355	$90
(1) Purchase obligations relate to co-location hosting arrangements, software development and licensing agreements, marketing agreements, telecom agreements and third party content agreements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash and cash equivalents and short term investments were $10.9 million at September 30, 2010, and our working capital was $567,000. At September 30, 2010 we held $5.3 million in FDIC insured or U.S. government backed short-term investments. From December 31, 2009 to September 30, 2010, our cash, cash equivalents and short-term investments decreased by $3.3 million for the reasons described below under operating, investing and financing activities.

We are rigorously reviewing all expenditures and investments for an acceptable return on investment, and underperforming expenditures are being eliminated or reallocated to performing projects.  We have already begun the process of reducing nonessential expenses and rightsizing the business.  During October we eliminated 8 non-strategic positions and elected not to fill an additional 11 open positions.  These actions will save approximately $1 million in annual operating expenses.  We will begin to realize these savings in the first quarter of 2011.

As we continue to focus our marketing and sales efforts toward medium to large businesses and less toward smaller businesses, we may experience a short-term decrease in sales and cash flow in the near term.  We expect, however, that over the longer term, focusing on these larger clients will result in improved retention rates and ACV and, ultimately, increased sales, cash flow and operating income.  Until such time as we are able to generate recurring positive cash flow and earnings, we will utilize our current cash, cash equivalents, short-term investments and current revenues to fund operations.  We have broadened our appeal to these larger clients by introducing new products targeted directly at these businesses.

If the decline in the renewal rates for smaller companies continues, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

In May 2010, Michael Pickett, our former Chief Executive Officer, President and Chairman of the Board, exercised 302,979 options.  Mr. Pickett surrendered 171,330 shares subject to the options to satisfy the exercise price of the options and the tax withholding obligations resulting from the exercise. The tax obligation associated with this exercise was approximately $427,000 and was settled in May 2010.  This payment is presented under financing activities on the statement of cash flows.

On October 15, 2010 Eric T. Gillespie resigned as Senior Vice President, Products, Technology and Information of Onvia, effective October 15, 2010. Pursuant to Mr. Gillespie’s separation and release agreement, we will make severance payments totaling $225,000 and $21,364 for accrued but unused vacation in November 2010.

On November 1, 2010 Michael S. Balsam announced his resignation as Chief Strategy Officer of Onvia, effective December 31, 2010.  Pursuant to Mr.Balsam’s transition services agreement he will provide executive transition services until the Separation Date. We will pay Mr.Balsam a transition payment of $135,000 on December 31, 2010, subject to all required or agreed upon deductions and withholdings.

Operating Activities
Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2010, compared to $2.9 million in the same period in the prior year. The decrease in operating cash flow is due primarily to a decrease in sales in the second quarter of 2010 compared to the same period in 2009, which resulted in a decrease in cash collections. In addition, $156,000 was paid in the first quarter of 2010 for executive compensation associated with 2009 operating results.

Investing Activities
Net cash provided by investing activities was $3.2 million in the nine months ended September 30, 2010, compared to net cash used in investing activities of $9.7 million in the same period in 2009. We purchased $5.2 million in short term investments and $789,000 in long-term investments during the nine months of 2010, while $12.5 million was received from the sale and maturity of short term investments during the nine months ended September 30, 2010. Purchases of property and equipment and investments in our technology platform increased by $613,000 in the nine months of 2010 compared to the same period in 2009. In addition, $135,000 of our security deposit on the lease for our corporate headquarters was returned to us in March 2010.

Financing Activities
Net cash used in financing activities was $386,000 in the nine months ended September 30, 2010, compared to $25,000 in the nine months ended September 30, 2009.  The increase in cash used is primarily due to tax obligations associated with Mr. Pickett’s option exercise discussed above.

Recent Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made, and changes to those judgments, and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but early adoption is permitted. We have decided not to early adopt this ASU. We have evaluated the impact this ASU will have once adopted, and do not believe adoption will materially impact reported revenue.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	*	Onvia, Inc. 2008 Equity Incentive Plan (incorporated by Reference to the 2008 Proxy Statement filed on August 4, 2008)

10.2	*	Amended Onvia, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 from the Form 10-K for the year ended December 31, 2004, filed on March 25, 2005)

10.3	*
Form of Indemnification Agreement between Onvia and each of its officers and directors (incorporated by reference to Exhibit 10.1 the Registration Statement on Form S-1 filed on December 21, 1999 (File No. 333-93273))

10.4	*	Amended 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

10.5	*	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1/A filed on February 2, 2000 (File No. 333-93273))

10.6	*
Third Amendment to Employment and Noncompetition Agreement with Michael D. Pickett dated September 27, 2002 (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 6, 2002)

10.7	*
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

10.9	*	2010 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.10	*
Separation and Release Agreement with Michael J. Tannourji, dated February 5, 2010 (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.11	*	2010 Variable Compensation Plan for Irvine N. Alpert (incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.12	*	2010 Variable Compensation Plan for Michael S. Balsam (incorporated by reference to Exhibit 10.13 to the Report on Form 10-K for the period ended December 31, 2009, filed on March 31, 2010)

10.13	*	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.14	*
Executive Transition Services Agreement with Michael D. Pickett, dated May 17, 2010  (incorporated by Reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended June 30, 2010, filed on Aufust 11, 2010)

10.15	*++	Offer Letter to Henry G. Riner, dated August 26, 2010

10.16	*++	Executive Transition Services Agreement with Michael S. Balsam, dated November 1, 2010

10.17	*++	Separation and Release Agreement with Eric T. Gillespie, dated November 4, 2010

31.1	++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Executive Compensation Plan or Agreement
++ Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ONVIA, INC.

                                      By:  /s/ Henry G. Riner
                                          ------------------------------
                                           Henry G. Riner
                                           President and Chief Executive Officer

                                      By:  /s/ Cameron S. Way
                                          ------------------------------
                                           Cameron S. Way
                                           Chief Financial Officer

Date:  November 15, 2010