Form 10-K
period 2010-12-31
ONVIA INC
filed 2011-03-17
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2010, as reported on the NASDAQ Capital Market, was $15,887,456.

The number of shares of the registrant’s common stock outstanding at March 1, 2011 was 8,430,605.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement related to its 2011 annual stockholders’ meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2010

PART I

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission.

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

Company Overview

We are a leading provider of business information and research solutions that help companies plan, market and sell to targeted public sector buyers throughout the United States, or U.S.  The government to business, or gBusiness, market place is defined as the market funded by federal, state and local government spending. Our products, proprietary databases and research tools, focus on federal, state, local and educational purchasing entities. Our information helps our clients proactively track which goods and services government agencies plan to purchase, when they plan to purchase, what they actually purchase, and from whom they purchase.  This business intelligence allows clients to identify new market opportunities, analyze market trends, and obtain useful information about their competitors and channel partners.  We believe our business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

Our business solutions leverage our proprietary databases, which have been compiled over more than eleven years, and include comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace. Our databases provide information on over 7 million procurement related records connected to over 378,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Transparency and open government initiatives continue to be a strategic priority for federal, state and local government officials.  In response to this market demand, we launched the website Recovery.org to provide visibility into how federal funds distributed under the American Recovery and Reinvestment Act are flowing into local communities.  As of February 14, 2011, www.Recovery.org was tracking more than 85,000 projects and an aggregate of $225 billion in government stimulus spending.  Recovery.org has also attracted the attention of major business media, including National Public Radio, CNN, BusinessWeek, MSNBC, Bloomberg and USA Today, among others.  Our Recovery.org website and the recognition of major business media outlets have enhanced our position as an authoritative source for government spending information and analytics.

Most of our revenues are currently generated from sales to two customer types: end users, such as business development and sales and marketing executives, and businesses that license our content for redistribution.

Onvia’s solution for businesses includes access to the Onvia Online Database, sometimes bundled with management information reports.

Subscriptions to the Onvia Online Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased and, the number of users accessing database.

Revenue from management reports included in the bundled solution is recognized upon delivery of the report to the client if we have vendor specific objective evidence, or VSOE, of selling price. If we do not have VSOE, revenue is recognized ratably over the service period.  Pricing for management information reports is generally based on one, or a combination of, the following: the number of records included in the report; the geographic range of the report; or a flat fee based on the type of report.  We also generate revenue from document download services and list rental services, and these fees are recognized upon delivery of the document or list.

Revenue from businesses who license our content for resale to their own customers is classified as content license revenue.  Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements typically have a higher annual contract value than our subscription-based services. Revenue from content license agreements is recognized ratably over the term of the agreement.

Onvia was incorporated in January 2000 in the state of Delaware.  Our principal corporate office is located in Seattle, Washington.  Our securities trade on The NASDAQ Capital Market under the symbol ONVI.

Industry Background

Since early 2009, government spending on goods and services has accelerated dramatically and now represents more than 40% of the gross domestic product of the United States.  Government spending is expected to continue to be robust to avoid a stall in the economic recovery; however, looming federal and state budget deficits may also result in freezes or cuts to some federal and state agencies’ budgets.  Smaller budgets and deficit reduction initiatives may lead to increased competition for contracts, and public sector vendors will be looking for a competitive advantage.  Also, existing budgets may be reallocated to investments in emerging technologies, such as health care, clean water and renewable energy.  Progressive enterprises are recognizing the substantial opportunity and the significant challenges presented by this market and are developing their own gBusiness strategies to take advantage of the opportunities available in this sector.  To be successful with a gBusiness strategy, there will be added importance on businesses’ ability to proactively identify new opportunities and changes in government spending behavior in this current landscape.  Businesses pursuing a gBusiness strategy may find that they are disadvantaged if they do not have insight about their market and their competitors.

Over 3.4 million businesses compete for opportunities within this highly competitive gBusiness marketplace and identifying qualified business partners and prospects is essential to a company’s success.  Identifying relevant projects and partners can be difficult and companies spend a substantial amount of time and effort to locate and research new partners and opportunities to grow their gBusiness segments. The Internet provides short-term visibility into government contracting information for both government agencies and businesses alike, but does not provide the on-demand intelligence or context required to guide strategic decisions.  When an opportunity is identified, more research must be performed to qualify the opportunity, including research on the agency, the decision maker, historical purchasing practices and pricing, and incumbent vendor relationships to name a few.  A comprehensive view of the marketplace and of specific opportunities is necessary to prequalify opportunities, improve win rates, increase contract size and support a public sector strategic plan.

Our comprehensive government procurement database contains much of the relevant decision making information required by businesses on both a historical and real-time basis, and thousands of records are added to our database each day.  Through our solutions, we provide the market intelligence a business needs to design and manage a public sector strategy, build relationships with agency buyers and private sector contractors, and target more qualified revenue opportunities.  The confluence of these activities should help clients create more winning proposals, increase close rates, drive up contract size and, ultimately, increase public sector revenues.

Products and Services

Onvia’s business solutions are tailored to the business objectives of each client, and support both strategic planning and sales and marketing activities.

Strategic Planning
Core to our business solution is the Onvia Online Database which provides rich search functionality on our proprietary database of local, state and federal government agency purchasing information. Strategic users of the database can analyze purchasing trends to refine existing target markets, identify new geographic markets, and identify potential new agency buyers.   Based upon the client’s business objectives, we can provide market intelligence needed for strategic planning such as:

o	Year-over-year growth rates by market or category to help understand buying trends;
o	Market growth rates to assist in business planning;
o	Distribution of state and local opportunities by sales territory to help allocate resources;
o	Competitive analysis; and
o	Seasonality and buying trends.

 To further enhance the value of our planning content, Onvia launched Spending Forecast Center in June 2010, which provides insight into budgets and capital improvement plans by agencies within the top 366 Metropolitan Statistical Areas in the United States. Spending Forecast Center provides valuable, strategic information on future capital spending used by larger corporations to execute their gBusiness strategies.

Most governmental bodies, such as departments of transportation, city and county governments, and boards of education publish a plan that maps out their major initiatives and forecasts spending over the next 3-6 years.  These spending forecasts generally include the name of the initiative or type of expense, timing, the funding source and the budget amount.

Businesses can use spending forecasts to inform business development, evaluate and target markets, as advance notices of projects, and for short-term business planning. We collect plans from all state, county and city government agencies, representing over 85% of all government spending. We add a powerful search tool that allows users to find plans based on keywords, as well as type of agency, location, spending focus, and other plan details.

In September 2010, Onvia launched Agency Center, the newest module in the Onvia Online Database, which helps strategic users get a past, present and future view of potential agency targets. Agency Center provides users with agencies’ procurements histories, current projects, and spending forecasts in a single application. This gives businesses an unprecedented view of agency buying patterns and plans, as well as the markets where their competitors are.

Sales and Marketing
Access to comprehensive and timely agency and procurement information helps sales and marketing organizations effectively identify and qualify government agencies, agency buyers and procurement opportunities within their target markets.  Sales and marketing users of the Onvia Online Database can research project histories, agency buyer contact information, agency relationships with existing vendors, contract awardees, and can evaluate pricing for goods and services.  Comprehensive information on their target market helps businesses improve decision making, enhance proposal quality, and manage agency relationships, all of which should help our clients obtain new procurement awards.

Sales and marketing users of the Agency Center application find it easier to identify and market to the government agencies that buy what they sell. Agency Center helps sales and marketing organizations to:

·
Identify government purchases that never go out to formal bid.  Four out of five government purchases never go out to formal bid, because they fall below agencies’ purchasing thresholds. Businesses can use Agency Center to identify these projects and then register for the vendor lists agencies use to award informal, unpublished projects.

·	Search for projects in their industry, then display the agencies involved with those projects.
·	Search for agencies to target based on location, purchasing history, annual budget, and area of focus.
·
Create a saved search of the agencies they have targeted and their daily Onvia Guide will track those agencies’ buying activities, from pre-bid notices to bids and requests for proposal to contract awards.

We also can provide our sales and marketing partners with management reports to help target upcoming contract renewals, identify agency buyers, and inform the proposal development process. These solutions include:

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

Client Support
Most clients are assigned a support team familiar with the client’s specific industry.  The support team is responsible for understanding the client’s business objectives, setting up profiles and saved searches, delivering customized management reporting, and training the client to query the database effectively.   The partnership between the client and its Onvia support team is important to deriving value from the Onvia business solution.

Industries and Verticals
Our business solutions support the largest industry verticals, with a focus on the infrastructure verticals, which include:
·	Architecture and Engineering
·	Construction and Building Supplies
·	IT / Telecommunications
·	Professional Services
·	Operations and Maintenance Services
·	Transportation
·	Healthcare
·	Water and Energy / Alternative Energy

Within these verticals we provide hard-to-find content which supports both strategic planning and sales and marketing activities.

Comprehensive Procurement Content
Our database presents sales and marketing with a comprehensive view of a project throughout the most critical phases of the procurement lifecycle including:
·
Advance Notices – alerts businesses of projects in the early stages of the development process, before the bid or request for proposal is released in its final form, or before final zoning and planning board approval;

·	Request for proposals, request for quotes, and related amendments;
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

Strategy

Our mission is to be the strategic information partner for companies highly committed to the public sector market. We intend to achieve this mission by delivering exceptional products that offer our customers significant value in maximizing their business in the public sector market.  If we are able to effectively achieve this mission, we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

·
Target prospects with high lifetime value: We intend to focus our sales and marketing efforts on the prospects that fit the profile of our most valuable clients. Our history shows that organizations with certain firmographic characteristics tend to subscribe to the most valuable products and services, and have higher client satisfaction.  Using our own database we plan to identify companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government. If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.

·	Expand the distribution of our valuable content through channel sales programs and partnerships:

We intend to leverage our content and technology investment over a much wider market without losing our focus on our target market. We believe there are millions of businesses who leverage government procurement data but are not part of our target market.  Through channel partnerships, we believe we can serve this market more economically than a direct sales model.  Potential strategic partners include trade publishers, lead generation companies, database companies, franchises and business intelligence providers.

·
Develop and execute an enterprise sales and marketing program: We intend to develop and execute an enterprise sales program targeting the largest companies that offer the most business potential for Onvia. Our current enterprise clients derive the most value from our information services and this client segment has our highest retention rates. Prior to the release of our new database platform, it was more difficult to differentiate our products for the high end of the market. Through our new technology and database platform, we intend to provide this differentiation, a significant market opportunity for Onvia.

·
Enhance the strategic application of our products and research tools:  Today most of our customers use our database to generate public sector sales leads. Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our customers. These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  In 2011 we intend to create a Customer Advisory Board of twelve of our largest customers to give us feedback on the strategic direction of our product roadmap.  We also intent to reach out to our customers with quarterly surveys, as well as harnessing their feedback on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our customers, we believe we can deliver strategic products that offer our customers significant value in maximizing their business in the public sector market.

Clients

We service our clients through two separate business channels:  client subscriptions and content licenses.  Client subscriptions are sold directly to businesses for internal use.  At December 31, 2010, we had approximately 6,200 subscribing clients.  Client subscriptions contributed approximately 86% of our revenue in 2010 and 2009.  The annual contract value of client subscribers was approximately $22.0 million and $24.1 million at December 31, 2010 and 2009, respectively. Annual contract value is defined further below.

Our second business channel, content licenses, represents clients who incorporate our data into their own products, or resell our business intelligence directly to their customers.  These clients represented approximately 9% and 10% of our revenue in 2010 and 2009, respectively.  The annual contract value of our content license clients was approximately $2.1 million and $1.9 million at December 31, 2010 and 2009, respectively.

We also generate revenue from fees charged for one-time management reports, document download services, and list rental services; these fees represented 5% of revenue in 2010 and 4% of revenue in 2009.

We manage the business using the following key operating metrics:

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

Revenue for the fourth quarter of 2010 decreased 4% to $6.5 million from $6.7 million in the previous quarter and decreased 7% from $6.9 million in the same year-ago period. For the full year 2010, revenues increased 5% to $27.0 million from $25.6 million in 2009. Sequential quarterly revenue decreased due to lower client retention rates and the transition to a targeted account sales and marketing strategy.  For the full year, revenue grew year over year as the revenue recognition cycle on accounts signed in 2009 positively impacted growth rates in the first half of 2010.

Prior to July 2010, Onvia’s target market was very broad. As a result, the Company acquired many clients without an established public-sector strategy.  Acquisition of these clients increased in 2009 due to enthusiasm for the American Recovery and Reinvestment Act.  As a result, top-line revenue growth accelerated in 2009, but has began to decline in the second half of 2010 because these first-year, non-strategic clients are driving overall client retention below historical rates. Our revenue growth has been further impacted by lower acquisition sales as we narrow our target market and transition to our new sales and marketing strategy.

Sales Strategy

The primary objectives of our sales strategy for 2011 are to increase annual contract value, client retention and new client acquisition.  To achieve these objectives we intend to:
·	Introduce new products that supplement our existing offering and appeal to potential new prospects;
·
Implement a higher touch contact strategy, particularly for our first year clients, to understand each client’s specific needs and proactively offer training on how to best leverage our services to meet those needs;

·
Increase the specialization of account management resources (by vertical and segment) and reduce the number of accounts each representative manages to deliver greater client service and increase client satisfaction; and

·
Implement a ”targeted accounts” process to identify those accounts with highest potential lifetime value and route them to the acquisition resources with the most knowledge of each prospect’s industry and demography.

Our 2011 sales strategy also has strong emphasis on performance management processes around forecasting, managing activities, and prioritizing activity around at risk clients.

We are in the process of transforming our small business sales organization from a transactional team into a consultative sales force focused on a very targeted market. We are identifying companies that have a strategic, long-term interest in the public sector, and we have verticalized our account teams by industry to better connect with our customers.  The success of this strategy will be measured each quarter by the change in contract value of each new customer we acquire from the “targeted accounts” strategy.

We intend to expand our channel sales programs and partnerships.  Our strategy is to leverage our content and technology investment over a much wider market without us losing our focus on our target market.  Potential strategic partners include trade publishers, lead generation companies, database companies, franchises and business intelligence providers.

We also intend to expand our enterprise sales and marketing program.  This program is directed to the largest companies that offer the most business potential for Onvia. Our turnaround plan is designed to build a profitable and sustainable business model to drive stockholder value and customer satisfaction.

We intend to institute a market driven product development process and expand the applications available to customers through our database.  Today most of our customers use our database to generate public sector sales leads.  Our content and technology platform are key assets that can be leveraged to deliver more strategic applications for our customers.  These future applications may include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.

Marketing Strategy

We deploy an integrated approach to marketing by incorporating email direct marketing, collateral, search-engine marketing, event marketing, public relations, and support of sales tools.

Client retention and nurture marketing are an integral part of our strategy.  Marketing programs are intended to keep our name and solutions in front of current and prospective clients in a relevant and meaningful way, through product-development updates, gBusiness best-practices advice, webinars, market outlook reports, and personalized renewal reminders, among others.

In June 2010, we launched a redesigned version of our company website, www.onvia.com, with content augmented and revamped to better support efforts of the sales team in engaging and educating prospects. Also that month, we upgraded our email campaign management and lead-routing platform to one provided by Eloqua, which allows us to execute the new lead-generation and prospect-marketing strategies described below.

In the fourth quarter of 2010, we began a transition from a transactional strategy of lead generation and prospect marketing (i.e., generating leads from companies of all sizes, regardless of whether they do business with the government) to one in which each prospect company is specifically targeted for sales outreach.

This targeted-accounts strategy aligns with the new consultative-selling approach that is now being employed by our sales account executives. Going forward into 2011, all leads will be scored by our marketing team and will then be the subject of quarterly nurturing campaigns from marketing designed to improve these prospects’ sales-readiness. Concurrently, we expect to fine-tune our search-engine marketing with new ad copy and landing pages designed to provide more leads from companies that fit our targeted-accounts criteria.

Agency Relationships

Agency partners bring value through source contributed content and by providing referrals of their business suppliers. As of December 31, 2010, we had approximately 360 active partner agencies in key metropolitan areas nationwide. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts.

Technology

We support our operations and business solutions using an advanced technology platform designed to serve a large and rapidly increasing volume of web traffic in a reliable and efficient manner without critical failures. Our systems are designed to:

• Provide fast, secure and highly available visitor access to our websites;

• Validate and process client requests promptly and accurately;

• Provide timely, comprehensive and accurate management-reporting capabilities;

• Accommodate upgrades to features on our websites;

• Scale to accommodate growth in users and content;

• Provide basic redundancy in case of component failures.

Our systems use a combination of proprietary technologies and commercially available licensed technologies. The backbone of our technology infrastructure consists of database servers running Microsoft SQL Server on HP/Proliant class server hardware. The front end consists of multiple, redundant web servers that are expandable as operations grow.

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at a third-party offsite co-location facility. Our co-location vendor provides 24x7 monitoring and engineering support in a climate-controlled and physically secure environment and our on-call operations personnel have 24x7 access to the facility. Our data center has redundant communication lines from multiple Internet service providers and has its own emergency power and backup systems. We house most non-critical systems such as development servers, quality assurance servers, and internal application servers at our headquarters in Seattle. All our platform related servers are in the Seattle area and we do not have redundancy outside this geographical area in case of some natural calamity. The onvia.com website and the CRM system are not hosted by us: they are both remotely hosted solutions.

In addition to maintaining responsibility for the technical architecture, security and uptime of our business solutions, our technology department works closely with the sales and marketing departments to ensure that client feedback for new features is incorporated into new products and services and that our investment in new product development is in alignment with our customers’ needs and expectations.

Competition

The market for comprehensive intelligence on the gBusiness marketplace is underserved. Competitors include, to a limited extent, bid aggregators, industry analysts and government e-procurement platforms.

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

Employees

As of March 1, 2011, we had 139 employees working in the following departments: 73 in sales and marketing, 34 in research, which are included in cost of sales, 15 in technology and development and 17 in general and administrative.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2010 and 2009, substantially all of our revenues were generated from clients located in the United States or Canada, and all sales are denominated in U.S. currency.  All of our long lived assets are located in the United States.

Available Information

We file with and furnish to the Securities and Exchange Commission, or SEC, periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and other information, along with amendments to such reports. Our SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our annual report on Form 10-K, all other reports and amendments filed with or furnished to the SEC, and our Code of Business Ethics and Conduct are available on the “About Onvia” section of our website at www.onvia.com as soon as reasonably practicable after we have filed them with, or furnished them to, the SEC.

ITEM 1A.	RISK FACTORS

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, results of operations and financial condition, and could cause our stock price to decline. As a result of the risk factors set forth below and elsewhere in this Report, and the risks discussed in our other Securities and Exchange Commission filings, actual future results could differ materially from historical results or those projected in any forward-looking statements.

Risks related to our growth strategy

We may be required to increase sales and marketing expenses or change our Small and Medium Business strategy in order to achieve revenue goals if our assumptions about targeted prospects are inaccurate.

We plan to increase new client acquisition and lifetime client value by focusing our sales efforts on a targeted group of companies that we have identified as ideal fits for our products and services.  We expect to divert marketing expenses from historical lead generating activities toward campaigns directed at these targeted prospects.  If our assumptions about these companies and their interest level in our products and services are inaccurate, we may not be able to achieve our acquisition sales targets, and we may be required to increase our marketing spend to compensate for any shortfall in actual conversion rates versus planned conversion rates on these targeted companies.

We may fail to attract, hire and retain sales associates who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

We are transforming our Small and Medium Business, or SMB, sales organization from a transactional sales organization to a consultative selling organization.  Our hiring profile now includes prior experience in a consultative selling environment.  If our existing sales associates are unable to effectively and efficiently transition to a consultative selling process, we will be unable to achieve our projected sales targets.  In order to achieve these targets, our sales teams must be able to effectively communicate the value of our products to existing and potential clients. We expect to see increases in client retention rates and in new client acquisition revenue and our sales goals are aggressive.

We may not be successful in the development and execution of an enterprise sales and marketing program.

We expect to derive a significant portion of our growth from sales to larger businesses, who offer the highest lifetime value to our organization.   In the past, we have attempted to grow our enterprise organization, but were not successful in achieving our goals around these initiatives.  We believe we now have the right plan and people in place to execute this initiative; however, if we are unsuccessful in driving growth through this channel, our growth rates will suffer.

We may not be successful in expanding our channel sales program.

We believe there are close to 1.9 million businesses who are “casual users” of government procurement data.  These businesses are not part of our new target market, and a portion of our existing client base falls into this category.  We intend to focus our sales and marketing efforts on a more profitable target market of approximately 100,000 companies who are “power-users” of government procurement data.  This strategy may be at the expense of lower retention rates for existing clients that are outside of this target market.  We expect to partner with other companies who market to this audience of smaller businesses routinely, and can serve this market more economically than we can.  If we are unsuccessful in accelerating growth in these partnerships, our growth rates will suffer.

The success of clients who are new to the public sector may impact our first year retention rates.

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

We may not be able to increase subscriptions to high value products.

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

Our business model is predicated on providing access to and analysis of hard to find public and private sector information.  Information in general is quickly becoming more accessible at a low cost as new distribution mediums, such as blogs, and new search technologies are developed. We may be unable to keep up with the rapid advances in information collection, and new technologies and mediums may be developed that commoditize the value of our services.  If this were to occur, our revenues would suffer.

Risks related to our new product strategy

We may fail to introduce new content and products that are broadly accepted by clients, and there may be delays in the introduction of these tools and products.

We expect to introduce new content in 2011.  If client acceptance and adoption of these new products is below our expectations, projected growth rates and client acquisition and retention goals may not be achieved, and financial results would be harmed. We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content. If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond our anticipated launch dates, projected growth rates may not be achieved.

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

We may implement price increases with respect to some of our existing products in 2011.  We have developed pricing strategies for our existing products, and will be required to develop new pricing strategies for planned new product launches.  If existing clients do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales staff is unable to communicate the value of the products, particularly in light of the current economic climate, new client adoption and existing client retention would be adversely impacted.

We may overestimate the value of sales and marketing intelligence to companies in the infrastructure marketplace.

We believe there is a large unmet market need for robust public sector sales and marketing information.  Our business model assumes that clients will pay an annual fee for this information and we expect increases in the annual value of these contracts in the near-term and long-term.  If we have overestimated the value of this information, we will not achieve our forecasted revenue goals.

Financial, economic and market risks

Utilization of our net operating loss carryforwards may be subject to annual limitations under the Internal Revenue Code.

We have substantial net operating loss carryforwards (“NOLs”) that could be used to offset future tax liabilities arising from future taxable income.  We are currently analyzing whether an “ownership change” has occurred, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three-year period).  Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  Depending on the size of the annual limitation (which is, in part, a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes.

We regularly review our deferred tax assets for recoverability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  It is possible that we could ultimately lose a significant portion of our deferred tax assets, including as a result of an “ownership change” under Section 382 of the Code, which could have a material adverse effect on our results of operations and financial condition.  If we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this deferred tax asset, which would negatively impact our financial condition and results of operations.

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

We have experienced some seasonal fluctuations in our business, reflecting a combination of seasonal trends for the services and products we offer, as well as seasonal trends in the buying habits of target business clients and government agencies. Operating results may continue to vary significantly from quarter to quarter, making it difficult to formulate meaningful comparisons of results between quarters. A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is generally recognized ratably over the subscription term.

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

Political pressure to reduce federal and state spending as a result of federal deficits and state budget shortfalls may lead to reduced spending by government agencies

Should agencies reduce spending, there may be fewer revenue opportunities to deliver  to our clients.  Existing clients that leverage our products primarily for new sales leads may perceive a drop in opportunities as reduction in their return on investment, which could lead to reduced retention rates. In addition, prospects considering an investment in our products may perceive a decline in government spending as a signal that there will be fewer opportunities and they may decide against purchasing a business intelligence solution, or may decide against pursuing a gBusiness strategy all together, which would negatively impact new client acquisition.

Operational risks

We may not effectively implement new technologies, and new product functionality could fail to perform as designed.

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

We may not have sufficient business interruption insurance to cover losses from major interruptions. We deployed our primary business application servers to a secure offsite facility with backup utility power and redundant Internet connectivity in 2008. Our current physical and virtual tape drive based disaster recovery systems are not capable of recovering core business functionality in less than a period of several days depending on severity in the event of a disaster scenario at the offsite facility. Production Information Technology and Research department functions will be operational in the event of a local building disaster so that delivery of our products will not be significantly interrupted as long as the offsite facility is still operational. Our disaster recovery plan does not yet include automated failover of product distribution-related systems, requiring extensive manual intervention to complete the recovery process which could result in prolonged service interruptions and ultimately lower client satisfaction. In addition, all our platform related servers are in the Seattle area and we do not have redundancy outside this geographical area in case of some natural calamity.

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

We are defending against the litigation matters as referred to in the “Legal Proceedings” section in Note 3 of this Report. While we believe we have a strong defense in this case, we cannot be certain that the outcome of the case will be favorable to us. A settlement or award in this or other potential suits could negatively impact our operating results. It is also possible that defense of this and future claims may result in a significant diversion of management attention.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters are located in Seattle, Washington.  Since January, 2008, we lease approximately 35,000 square feet in two floors of a sixteen-story office complex located at 509 Olive Way, Seattle, Washington.  We believe this space is adequate to meet current and near term capacity requirements.  The lease on our current office space expires in October 2015.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings, please refer to the “Legal Proceedings” section of Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in this Report, which is incorporated herein by reference.

ITEM 4.	REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Henry G. Riner	60	Chief Executive Officer and President
Cameron S. Way	39	Chief Financial Officer and Principal Accounting Officer
Naveen Rajkumar	33	Senior Vice President and Chief Information Officer
Irvine N. Alpert	59	Executive Vice President

          Henry G. Riner was appointed President and Chief Executive Officer in October 2010.  Mr. Riner has served as a Director of the Company since November 2010.  From March 2009 until September 2010, Mr. Riner served as President and Chief Executive Officer of OSG Billing Services, an electronic bill presentment and payment company.  From 2006 through 2008, Mr. Riner was President and Chief Executive Officer of CoAMS, a trade promotion information services company.  From 1997 through 2005, Mr. Riner was President and Chief Executive Officer of SourceLink, a direct marketing information services company.  Mr. Riner was President of UMI, a division of the Bell & Howell Company from 1994 through 1997.

Cameron S. Way has served as Chief Financial Officer and Principal Accounting Officer of the Company since April 2008. Mr. Way served as Chief Accounting Officer of the Company from June 2005 to April 2008, Controller from September 2001 to June 2005, Assistant Controller from December 2000 to September 2001, and Finance Manager from August 1999 to December 2000. Mr. Way was an Audit Manager with PricewaterhouseCoopers LLP from January 1999 to August 1999 prior to joining the Company.

Naveen Rajkumar has served as Senior Vice President and Chief Information Officer of the Company since August 2010.  Prior to becoming Senior Vice President and Chief Information Officer, Mr. Rajkumar served as Chief Information Officer of the Company from January 2010 to July 2010. From July 1999 to December 2009, Mr.Rajkumar served Aditi Technologies in various positions, most recently as General Manager.

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

	Closing Price Range
	of Common Stock
	High	Low
Year ended December 31, 2009
First Quarter	$4.50	$2.90
Second Quarter	5.89	3.31
Third Quarter	6.17	5.20
Fourth Quarter	8.00	5.50

Year ended December 31, 2010
First Quarter	$8.50	$7.20
Second Quarter	8.00	3.79
Third Quarter	3.80	2.77
Fourth Quarter	4.63	2.91

Holders

As of March 1, 2011, there were approximately 281 holders of record of Onvia common stock. The number of record holders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

No cash dividends were declared for the years ended December 31, 2010 and 2009 nor does Onvia have the intention to pay cash dividends in the foreseeable future.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan, the Directors’ Plan, and the ESPP as of December 31, 2010. There were no equity plans not approved by security holders as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	357,763	$4.01	272,735
Amended and Restated 1999 Stock Option Plan	1,303,586	8.02	-
2000 Directors' Stock Option Plan	34,000	5.15	-
Employee Stock Purchase Plan	-	N/A	509,650
Total	1,695,349	$7.12	782,385

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Price Performance Graph

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following discussion should be read in conjunction with the Consolidate Financial Statements and accompanying Notes hereto.

Management Overview – 2010 Results and 2011 Priorities

Revenue for the fourth quarter of 2010 decreased 7% compared to the fourth quarter of 2009. Sequential quarter revenue decreased due to lower client retention rates and the transition to a targeted account sales and marketing strategy. Revenues for 2010 were $27.0 million, representing an increase of 5% over 2009. Revenue grew year over year as the revenue recognition cycle on accounts signed in 2009 positively impacted growth rates in the first half of 2010.

Annual contract value, or ACV, represents the aggregate annual revenue value of the Company’s subscription contracts. ACV decreased 4% to $22.0 million from $23.0 million in the previous quarter, and 9% from $24.1 million in the same year-ago quarter. A significant driver of ACV is annual contract value per client, or ACVC, which grew to $3,558, up 20% compared to the fourth quarter of 2009.  ACVC improved in 2010, in part by targeting more strategic clients and because non-renewals were weighted toward non-strategic companies with lower contract values.

Annual net loss was $806,000 for 2010, compared to a net loss of $547,000 for 2009.  The increase in net loss was primarily attributable to the $969,000 internal use software abandonment which was partially offset by a $733,000 improvement in cost of revenue discussed in more detail in the “Consolidated Results of Operations” section below.

 At December 31, 2010, we had 6,200 clients, a decrease of 23% compared to 8,100 at December 31, 2009.  The year-over-year decrease in the customer base is primarily attributed to a decline in client retention rates among non-strategic clients, and lower client acquisition rates as we transition to a targeted accounts sales model.  Approximately 72% of lost clients were in non-strategic markets.

        We are focused on the following priorities for 2011:

•
Reduce costs – We have rationalized our cost structure and have identified $1.9 million in annual cost reductions, much of which is reflected in our fourth quarter run-rate.  In addition, we completed a very significant infrastructure investment cycle in the fourth quarter of 2010 and we are now positioned to reduce our capital investment by $2.0 million in 2011.  These activities are expected to reduce total cash spending by nearly $4.0 million in 2011 compared to the prior year;

•
Transform our Small and Medium Business, or SMB, sales organization – Previously, this team was a transactional team, and we are transforming it into a consultative sales force focused on a very targeted market.  We are identifying companies that have a strategic, long-term interest in the public sector, and we have vertically organized our account teams by industry to better connect with our customers.  The success of this strategy will be measured each quarter by the change in contract value for each new customer we acquire from the “targeted accounts” strategy;

•
Expand distribution of Onvia content through channel sales programs and partnerships – Our strategy is to leverage our content and technology investment over a much wider market without losing our focus on our target market.  Potential strategic partners include trade publishers, lead generation companies, database companies, franchises and business intelligence providers.  The success of this initiative will be measured by our ability to grow content license contract value and to sign up new strategic partnerships in 2011;

•
Develop and execute an enterprise sales and marketing program – This program is directed to the largest companies that offer the most business potential for Onvia.  On February 28, 2011, John Besteman joined us as our VP of Enterprise Sales.  John has an extensive background in both enterprise selling and the information services industry and we expect John to help us expand our enterprise business in the years ahead; and

•
Institute a market-driven product development process and expand the applications available to our customers – Today most of our customers use our database to generate public-sector sales leads.  Our content and technology platform are key assets that can be leveraged to deliver more strategic applications for our customers.  These future applications may include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.

This plan is designed to build a profitable and sustainable business model to drive stockholder value and customer satisfaction.  We will report our progress on these five initiatives every quarter.

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

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.  In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. We have adopted the amendments in this ASU for arrangements entered into or materially modified on or after January 1, 2011.  We do not believe adoption will materially impact reported revenue.

Unearned revenue consists of payments received for prepaid subscriptions, as well as the invoiced, but unpaid, portion of subscriptions and content licenses whose terms extend into periods beyond the balance sheet date.

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

During 2010 we abandoned $969,000 related to internal use software.  During the second quarter of 2010, we abandoned three internal use software projects.  The abandoned assets related to code developed for our commercial sector information, search engine marketing, and internal cross-system integration.  During the second quarter, management made the decision to no longer append contact and project specific information to our commercial sector content.  This decision was made as a result of our change to focus exclusively on the gBusiness sector and to no longer position private sector data as a differentiator within our gBusiness solution.  Without this actionable contact and project specific information, we do not believe there is future value associated with this content.  This project represents 93% of the total abandoned costs. The $969,000 in abandonments represents the full unamortized value of these assets and these amounts are included in operating expenses under the general and administrative category in the year ended December 31, 2010.

Non-cash Stock-Based Compensation

We account for stock-based compensation according to the provisions of ASC 718 Compensation – Stock Compensation, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 2 of the “Notes to Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2010		2009
Revenue:
Subscription	$23,270	86.2%	$22,063	86.1%
Content license	2,481	9.2%	2,460	9.6%
Management information reports	897	3.3%	863	3.4%
Other	344	1.3%	251	0.9%
Total revenue	26,992	100.0%	25,637	100.0%

Cost of revenue	3,946	14.6%	4,679	18.3%

Gross margin	23,046	85.4%	20,958	81.7%

Operating expenses:
Sales and marketing expenses	13,994	51.8%	13,909	54.1%
Technology and development expenses	3,769	14.0%	3,096	12.1%
General and administrative expenses	6,177	22.9%	4,552	17.8%
Total operating expenses	23,940	88.7%	21,557	84.0%
Loss from operations	(894)	(3.3%)	(599)	(2.3%)
Interest and other income, net	88	0.3%	52	0.2%

Net loss	$(806)	(3.0%)	$(547)	(2.1%)

Comparison of Years Ended December 31, 2010 and 2009

Revenue
Revenue increased 5% to $27.0 million for the year ended December 31, 2010, compared to $25.6 million for the year ended December 31, 2009.  Revenue growth was driven by the revenue recognition cycle on accounts signed in 2009, which positively impacted growth rates in the first half of 2010.  Prior to July 2010, Onvia’s target market was very broad. As a result, the Company acquired many clients without an established public-sector trategy.  Acquisition of these clients increased in 2009 due to enthusiasm for the American Recovery and Reinvestment Act.  As a result, top-line revenue growth accelerated in 2009, but has subsequently declined because these first-year, non-strategic clients are driving overall client retention below historical rates. Our revenue growth has been further impacted by lower acquisition sales as we narrow our target market and transition to our new sales and marketing strategy.

Cost of Revenue
Cost of revenues for the twelve months ended December 31, 2010 and 2009 were as follows (in thousands):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Twelve months ended December 31,	$3,946	$4,679	$(733)	(16%)
Percentage of Revenue	15%	18%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease for the comparable periods was primarily due to decreases of $549,000 in payroll-related expenses, $113,000 decrease in third party content costs due to a change in our production systems, essentially replacing full time staff with task based services from specialized vendors, and $80,000 in credit cards fees.  Payroll expenses decreased as a result of a decline in weighted average headcount in our content team to 37 during 2010, compared to 45 in 2009. Headcount decreased as a result of higher utilization of third-party content aggregators.

Sales and Marketing
Sales and marketing expenses for the twelve months ended December 31, 2010 and 2009 were as follows (in thousands):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Twelve months ended December 31,	$13,994	$13,909	$85	1%
Percentage of Revenue	52%	54%

The increase in expenses for the comparable periods is comprised of $476,000 in amortization expense due to the launch of several new internally developed technology platforms and products; $301,000 in marketing costs primarily as a result of increased search engine marketing costs, non-capitalizable website costs and increased public relations activity; $136,000 in travel and entertainment due to increased travel to enterprise customers, and $96,000 in severance expenses due to the departure of our Senior Vice President of Sales and Chief Solution Officer. These increases were offset by a $1.1 million decrease in commission expenses due to lower sales in the last three quarters of 2010 compared to the same period in 2009.  Weighted average headcount in our sales and marketing teams was 90 during the twelve months ended December 31, 2010, compared to 100 in the same period in 2009.

Technology and Development
Technology and development expenses for the twelve months ended December 31, 2010 and 2009 were as follows (in thousands):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Twelve months ended December 31,	$3,769	$3,096	$673	22%
Percentage of Revenue	14%	12%

The increase in expenses for the comparable twelve month periods is attributed to: an increase of $307,000 in contract labor for post-implementation maintenance activities on the new technology platform and products, which are not capitalizable, an increase of $242,000 in amortization from internal use software and software licenses related to the launch of new platforms and products, and a $164,000 reduction in capitalization of payroll related internal use software costs. Weighted average headcount in our technology and development teams was 19 during the year of 2010, compared to 18 in 2009.

General and Administrative
General and administrative expenses for the twelve months ended December 31, 2010 and 2009 were as follows (in thousands):

			Increase / (Decrease)
	2010	2009	Amount	Percent
Twelve months ended December 31,	$6,177	$4,552	$1,625	36%
Percentage of Revenue	23%	18%

The increase in expenses is primarily related to $969,000 internal use software abandonment, an increase of $565,000 in payroll related costs due to an increase in headcount, and an increase of $541,000 in severance expenses primarily related to our former Chief Executive Officer’s transition agreement, and separation agreements for our former Senior VP of Technology, Production and Information. Weighted average headcount in this group was 19 and 13 in the twelve months ended December 31, 2010 and 2009, respectively. The increase in headcount is partially attributable to a reclassification of two employees who were included in Sales and Marketing and one employee who was included in Technology and Development in the prior period.  These increases were offset by a decrease of $377,000 in business taxes mostly due to a Washington state tax refund associated with a reapportionment of prior year in-state revenues, and a $136,000 decrease in bad debt expense.

 Other Income, Net
Other income, net consists of interest earned on our investment accounts, interest expense associated with capital leases and other miscellaneous income or expense.  Other income, net was $88,000, and $52,000 for the years ended December 31, 2010 and 2009, respectively. During 2009, we moved a portion of our investments into FDIC insured or U.S. government backed short-term securities, which carry a slightly higher return than the money market funds.

Provision for Income Taxes
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

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain “5% stockholders” or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

We are in the process of performing a Section 382 analysis regarding ownership changes that may have occurred, but at this time we cannot reasonably estimate whether such a change has occurred.  Any NOL carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

We currently have a full valuation allowance for our deferred tax assets as the future realization of the tax benefit is not more likely than not.  Based on information currently available, and until the Section 382 analysis is completed, we cannot reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

 Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash and cash equivalents and short term investments were $10.9 million at December 31, 2010, and our working capital was $1.3 million. From December 31, 2009 to December 31, 2010, our cash, cash equivalents and short-term investments decreased by $3.4 million for the reasons described below under operating, investing and financing activities.

We have rationalized our cost structure and have identified $1.9 million in annual cost reductions, much of which is reflected in our fourth quarter run-rate.  In addition, we completed a very significant infrastructure investment cycle in the fourth quarter of 2010 and we are now positioned to reduce our capital investment by $2.0 million in 2011.  These activities are expected to reduce total cash spending by nearly $4.0 million in 2011 compared to the prior year.

As we continue to execute on our targeted-accounts strategy, we may experience a short-term decrease in sales and cash flow in the near term.  In addition, renewal rates for non-strategic companies during 2010 were below historical rates and may remain below historical rates for this segment of our client base as we focus our efforts on medium and large businesses.  We expect, however, that over the longer term, focusing on targeted accounts will result in improved retention rates and ACV and, ultimately, increased sales, cash flow and operating income.  Until such time as we are able to generate recurring positive cash flow and earnings, we will utilize our revenue, cash, cash equivalents, short-term investments to fund operations.

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

In May 2010, Michael Pickett, our former Chief Executive Officer, President and Chairman of the Board, exercised 302,979 options.  Mr. Pickett surrendered 171,330 shares subject to the options to satisfy the exercise price of the options and the tax withholding obligations resulting from the exercise. The tax obligation associated with this exercise was approximately $427,000 and we settled this obligation in May 2010.  This payment is presented under financing activities on the statement of cash flows.  Pursuant to Mr. Pickett’s transition agreement, we made a transition payment of $250,000 on March 1, 2011.

In October, 2010, Eric T. Gillespie, our former Senior Vice President, Products, Technology and Information, resigned. Pursuant to Mr. Gillespie’s separation and release agreement, we made payments totaling $246,000 for severance and accrued but unused vacation in November 2010.

In November, 2010, Michael S. Balsam announced his resignation as Chief Strategy Officer of Onvia, effective December 31, 2010.  Pursuant to Mr. Balsam’s transition services agreement he was entitled to a transition payment and accrued but unused vacation totaling $152,000, which was paid on December 31, 2010, subject to all required or agreed upon deductions and withholdings.

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

Operating Activities

Net cash provided by operating activities was $1.0 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively. The year over year decrease is primarily due to a decrease in sales during 2010, which resulted in a decrease in prepaid subscriptions (deferred revenue), as well as an increase in operating expenses in 2010 as discussed above.

Investing Activities

Net cash provided by investing activities was $5.2 million for the year ended December 31, 2010, compared to net cash used by investing activities of $15.5 million for the year ended December 31, 2009.

We purchased $7.4 million in short term investments and $781,000 in long-term investments during the twelve months of 2010 compared to $15.8 million in short term investments for the same period of 2009, all of which were matured or sold in 2010.  During the twelve months of 2010 we received $17.5 million from the sale and maturity of investments, compared to $3.1 million during the same period of 2009.  Purchases of property and equipment and investments in our technology platform increased by $504,000 in the twelve months of 2010 compared to the same period in 2009.  In addition, $135,000 of our security deposit on the lease for our corporate headquarters was returned to us in both March 2009 and March 2010.

Financing Activities

Net cash used in financing activities was $371,000 for the year ended December 31, 2010 compared $1,000 for the year ended December 31, 2009. The increase in cash used is primarily due to tax obligations associated with Mr. Pickett’s option exercise discussed above.  Capital lease obligations decreased $76,000 due to the expiration of the lease in 2010.

New Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  This ASU amends Topic 855, Subsequent Events, to eliminate the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  This amendment addresses concerns that the guidance in Topic 855 potentially conflicts with some of the SEC’s guidance.  This update is effective for all entities and was effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  We adopted the provisions related to Level 1 and Level 2 fair-value measurements in the fourth quarter of 2009. Adoption of ASU 2010-06 did not have an impact on our results of operations or financial position since we do not hold any Level 3 assets.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.  This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting.  The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable.  Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements.  The amendments also require providing information about the significant judgments made, and changes to those judgments, and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and will become effective for us beginning January 1, 2011. We do not expect adoption to have a material impact on our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
March 16, 2011

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,522,574	$1,646,543
Short-term investments, available-for-sale	3,361,511	12,632,263
Accounts receivable, net of allowance for doubtful accounts of $72,868 and $119,005	1,750,528	1,687,664
Prepaid expenses and other current assets, current portion	593,821	716,219
Reimbursable tenant improvements	-	147,260
Security deposits, current portion	134,517	134,517

Total current assets	13,362,951	16,964,466

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,419,244	1,225,836
Reimbursable tenant improvements	147,260	-
Security deposits, net of current portion	134,518	269,035
Internal use software, net of accumulated amortization	6,587,067	6,614,443
Prepaid expenses and other assets, net of current portion	3,090	20,419

Total long term assets	8,291,179	8,129,733

TOTAL ASSETS	$21,654,130	$25,094,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,172,279	$1,584,905
Accrued expenses and other	991,379	1,274,452
Unearned revenue, current portion	9,781,821	11,275,368
Deferred rent, current portion	115,290	87,510

Total current liabilities	12,060,769	14,222,235

LONG TERM LIABILITIES:
Unearned revenue	227,904	269,953
Deferred rent	716,416	831,704

Total long term liabilities	944,320	1,101,657

TOTAL LIABILITIES	13,005,089	15,323,892

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,430,605 and 8,283,296 shares issued; and 8,430,579 and 8,283,270 shares outstanding	843	828
Treasury stock, at cost: 26 and 26 shares	(129)	(129)
Additional paid in capital	352,297,822	352,615,627
Accumulated other comprehensive loss	(1,165)	(3,135)
Accumulated deficit	(343,648,330)	(342,842,884)

Total stockholders’ equity	8,649,041	9,770,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,654,130	$25,094,199

See notes to consolidated financial statements.

ONVIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenue
Subscription	$23,269,492	$22,063,033
Content license	2,480,767	2,460,055
Management information reports	897,209	863,037
Other	344,413	251,060

Total revenue	26,991,881	25,637,185

Cost of revenue (exclusive of depreciation and amortization included below)	3,945,639	4,678,630

Gross margin	23,046,242	20,958,555

Operating expenses:
Sales and marketing	13,993,953	13,910,131
Technology and development	3,769,019	3,095,738
General and administrative	6,177,124	4,551,918

Total operating expenses	23,940,096	21,557,787

Loss from operations	(893,854)	(599,232)

Interest and other income, net	88,408	51,761

Net loss	$(805,446)	$(547,471)

Unrealized gain / (loss) on available-for-sale securities	1,970	(3,135)

Comprehensive loss	$(803,476)	$(550,606)

Basic and diluted net loss per common share	$(0.10)	$(0.07)

Basic and diluted weighted average shares outstanding	8,378,487	8,265,727

See notes to consolidated financial statements.

ONVIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(805,446)	$(547,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,723,625	1,816,699
Loss on abandonment of assets	969,235	-
Stock-based compensation	11,988	448,635
Change in operating assets and liabilities:
Accounts receivable	(62,864)	(42,761)
Prepaid expenses and other assets	139,727	55,967
Accounts payable	(79,879)	223,790
Accrued expenses	(251,260)	(260,319)
Unearned revenue	(1,535,596)	2,427,640
Deferred rent	(87,508)	(60,537)

Net cash provided by operating activities	1,022,022	4,061,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(943,993)	(221,942)
Additions to internal use software	(3,237,788)	(2,734,214)
Purchases of investments	(8,219,863)	(15,777,061)
Sales of investments	2,292,000	1,000,000
Maturities of investments	15,200,584	2,141,663
Return of security deposits	134,517	134,517
Reimbursable tenant improvements		-

Net cash provided by / (used in) investing activities	5,225,457	(15,457,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(6,174)	(82,472)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	61,786	81,853
Repurchase of common stock for minimum tax obligations on options exercise	(427,060)	-

Net cash used in financing activities	(371,448)	(619)

Net increase / (decrease) in cash and cash equivalents	5,876,031	(11,396,013)

Cash and cash equivalents, beginning of period	1,646,543	13,042,556

Cash and cash equivalents, end of period	$7,522,574	$1,646,543

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain / (loss) on available-for-sale investments	$1,970	$(3,135)
Issuance of treasury stock for 401K matching contribution	-	(43,740)
Property and equipment additions in accounts payable	(47,876)	(9,460)
Internal use software additions in accounts payable	(127,972)	(498,954)
Proceeds from options exercise	806,530	-
Repurchase of stock for net settlement of options exercise	(806,515)	-

See notes to consolidated financial statements.

ONVIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common stock		Treasury stock			Accumulated other
	Shares	Amount	Shares	Amount	Additional paid in capital	comprehensive loss	Accumulated deficit	Total

BALANCE, January 1, 2008	8,246,828	$825	8,081	$(39,677)	$352,127,344	$-	$(342,295,413)	$9,793,079
Exercise of stock options	10,284	1			25,693			25,694
Purchases under Employee Stock Purchase Plan	18,103	2			56,157			56,159
Treasury stock issued for matching retirement plan contributions	8,055	-	(8,055)	39,548	4,189			43,737
Stock-based compensation					402,244			402,244
Unrealized loss on available-for-sale investments						(3,135)		(3,135)
Net loss	-	-	-	-	-	-	(547,471)	(547,471)
BALANCE, December 31, 2009	8,283,270	828	26	(129)	352,615,627	(3,135)	(342,842,884)	9,770,307

Exercise of stock options	307,007	31			825,252			825,283
Purchases under Employee Stock Purchase Plan	11,632	1			43,018			43,019
Repurchase of common stock for minimum tax obligations on option exercise	(59,314)	(6)			(427,054)			(427,060)
Non-cash repurchase of stock for net settlement of option exercise	(112,016)	(11)			(806,504)			(806,515)
Stock-based compensation					47,483			47,483
Unrealized gain on available-for-sale investments						1,970		1,970
Net loss	-	-	-	-	-	-	(805,446)	(805,446)
BALANCE, December 31, 2010	8,430,579	$843	26	$(129)	$352,297,822	$(1,165)	$(343,648,330)	$8,649,041

See notes to consolidated financial statements.

                         ONVIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1:	Summary of Significant Accounting Policies

Description of business
Onvia (together with its subsidiary, “Onvia” or the “Company”) is a leading provider of business information and research solutions that help companies plan, market and sell to targeted public sector buyers throughout the United States, or U.S.  The government to business, or gBusiness, market place is defined as the market funded by federal, state and local government spending.  Onvia’s products, proprietary databases and research tools focus on federal, state, local and educational purchasing entities.  The Onvia Online Database helps the Company’s clients proactively track which goods and services government agencies plan to purchase, what they actually purchase, and from whom they purchase.  This allows Onvia’s clients to identify new market opportunities, analyze market trends, and obtain useful information about their competitors.  Historically, comprehensive market intelligence was only available to large companies with the resources to perform the research and store the data themselves, or companies that could afford to hire outside firms to perform the research for them.  Onvia’s processes, which collect and organize transactional information into actionable market intelligence, have enabled the Company to make this same high-value business intelligence affordable to businesses of all sizes.  The Company believes that its business solutions provide its clients with a distinct competitive advantage and increased revenue opportunities.

Basis of consolidation
Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in the fiscal years ended December 31, 2010 or 2009.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, allowance for doubtful accounts, recoverability of long-lived assets, and the valuation allowance for Onvia’s net operating losses.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from the Company’s estimates.  In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

Revenue recognition
Onvia’s revenues are primarily generated from client subscriptions, content licenses and management reports.  Onvia’s subscriptions are generally annual contracts; however, the Company also offers, on a limited basis, extended multi-year contracts to its subscription clients, and content licenses are generally multi-year agreements. Subscription fees and content licenses are recognized ratably over the term of the agreement. Onvia also generates revenue from fees charged for management reports, document download services, and list rental services; revenue from these types of services is recognized upon delivery, or, if report refreshes are included, ratably over the service period.

Onvia’s subscription services and management reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, the Company allocates revenue from these bundled sales ratably between the subscription services and the management reports based on established list prices for those offerings. In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting.  The amendments also establish a selling price hierarchy for determining the selling price of a deliverable.  Onvia has adopted the amendments in this ASU for arrangements entered into or materially modified on or after January 1, 2011.  The Company does not believe adoption will materially impact its results of operations.

Unearned revenue consists of payments received for prepaid subscriptions, as well as the invoiced, but unpaid, portion of subscriptions and content licenses whose terms extend into periods beyond the balance sheet date.

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

Cash, cash equivalents and investments
Onvia considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.  Investments with original maturities of greater than 90 days, but with remaining maturities of less than one year are classified as short-term, and investments with remaining maturities of 365 days or greater are classified as long-term.  All investments are classified as available-for-sale with any gain/loss recorded in comprehensive income.

Management of credit risk
Onvia is subject to concentration of credit risk, primarily from its investments.  Onvia manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities. To mitigate its credit risk associated with its investment portfolio in light of the downturn in the financial services industry, the Company reallocated all of its investments into FDIC insured or U.S government backed funds as of December 31, 2009.

Property and equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation.  Depreciation expense on software, furniture, and equipment is recorded using the straight-line method over estimated useful lives of three to five years.  Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the underlying lease.

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets. ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the years ended December 31, 2010 or 2009.

Internal use software
ASC 350-40, Intangibles – Goodwill and Other subtopic Internal-Use Software, requires all costs related to the development of internal use software, other than those incurred during the application development stage, to be expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.  Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Pursuant to ASC 360, Property, Plant, and Equipment, Onvia periodically evaluates the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment in accordance with ASC 360 as described above under “Property and equipment.” In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value.

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

Onvia is in the process of performing a Section 382 analysis regarding ownership changes that may have occurred, but at this time it cannot reasonably estimate whether such a change has occurred.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company currently has a full valuation allowance for its deferred tax assets as the future realization of the tax benefit is not more likely than not.  Based on information currently available, and until the Section 382 analysis is completed, Onvia cannot reasonably estimate whether the unrecognized tax benefit will change significantly within the next twelve months.

Treasury stock
Onvia accounts for treasury stock using the cost method.  As of December 31, 2010, the Company held 26 shares of treasury stock with a cost basis of $129.  The Company holds the treasury shares to fund matching contributions to its 401K retirement plan for employee contributions.  As discussed in Note 11, no treasury shares were used to fund matching contributions for 2010 employee contributions.  In March 2009, the Company issued 8,055 treasury shares to fund matching contributions for 2008 employee contributions.

Other comprehensive income or loss
Comprehensive income or loss is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Other comprehensive loss for Onvia consists of unrealized gains and losses on available-for-sale investments.

Net loss per share
Basic loss per share is calculated by dividing net loss for the period by the weighted average shares of common stock outstanding for the period.  Diluted earnings per share is calculated by dividing net loss per share by the weighted average common stock outstanding for the period plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be antidilutive.

For the year ended December 31, 2010 options to purchase 1,695,349 shares of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position. For the year ended December 31, 2009, options and warrants to purchase 1,887,357 shares of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position.

New accounting pronouncements
In February 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  This ASU amends Topic 855, Subsequent Events, to eliminate the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  This amendment addresses concerns that the guidance in Topic 855 potentially conflicts with some of the SEC’s guidance.  This update is effective for all entities and was effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  Onvia adopted the provisions related to Level 1 and Level 2 fair-value measurements in the fourth quarter of 2009 and it adopted the provisions related to Level 3 reconciliation disclosures in the fourth quarter of 2010.  Adoption of ASU 2010-06 did not have a material impact on its results of operations or financial position

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made, and changes to those judgments, and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Onvia adopted this ASU effective January 1, 2011. The Company does not expect adoption to have a material impact on its results of operations.

Note 2:	Stock-Based Compensation and Stock Option Activity

Pursuant to the provisions of ASC 718, Compensation – Stock Compensation, or ASC 718, Onvia measures compensation cost for all stock-based awards at fair value on the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including employee class, historical experience and expected future activity. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

Stock-Based Benefit Plans

Onvia, Inc. 2008 Equity Incentive Plan
The Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, was adopted in September 2008 and it amended and restated the previous 1999 Stock Option Plan, or the 1999 Plan.  Shares that were outstanding from the 1999 Plan will continue to be outstanding under that plan until forfeited, at which time they would be added back to the 2008 Plan.  The 2008 Plan provides for the issuance of incentive and nonqualified common stock options, stock awards, restricted stock, restricted stock units and stock appreciation rights.  Awards under this plan can be granted for ten years after the adoption date. The 2008 Plan requires that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant.  The 2008 Plan contains specific provisions that govern awards in the event of a change in control and provides for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation.  All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards.  Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  The total number of options outstanding and the number of shares available for issuance under the 2008 Plan as of December 31, 2010 were 357,763 and 272,735, respectively.

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

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of ASC 718 and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis.  The total number of shares authorized for future issuance under the ESPP as of December 31, 2010 was 509,650 shares.

Impact on Results of Operations

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31 was as follows:

	2010	2009
Cost of sales	$2,335	$16,772
Sales and marketing	(66,413)	173,290
Technology and development	32,117	80,805
General and administrative	43,949	177,769

Total stock-based compensation	$11,988	$448,636

The reduction in stock-based compensation in 2010 compared to 2009 is primarily due to the forfeiture of options upon the departure of three former executives.  The departure of our former Vice President of Sales, our former Senior Vice President of Products, Technology and Information, and our former Chief Strategy Officer resulted in the reversal of approximately $276,000 in stock-based compensation in 2010.

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.  The following weighted average assumptions were used for options granted in the years ending December 31:

	2010	2009
Risk-free interest rate	1.71%	2.25%
Expected volatility	49%	48%
Expected dividends	0%	0%
Expected life (in years)	5.7	4.9

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model.  Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2010	2009
Risk-free interest rate	0.20%	0.24%
Expected volatility	55%	85%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
ASC 718 requires companies to estimate expected volatility over the expected term of the options granted.
Management used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock for purposes of estimating the fair value of options granted during 2010 and 2009.

Expected Dividends
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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2010	1,887,357	$8.48
Options granted	322,655	4.08
Options exercised	(307,007)	2.69
Options forfeited and cancelled	(207,656)	21.33
Total options outstanding at December 31, 2010	1,695,349	$7.12

Options exercisable at December 31, 2010	1,333,136	$7.88	2.27	$379,350
Options vested and expected to vest at December 31, 2010	1,647,646	$7.21	3.59	$743,687

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $4.63 at December 31, 2010 for options that were in-the-money at December 31, 2010.  The number of in-the-money options outstanding and exercisable at December 31, 2010 was 489,721 and 218,124, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $1.80 and $2.16 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $1.4 million and $28,000, respectively.

As of December 31, 2010, there was approximately $395,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.98 years.

During the year ended December 31, 2010, approximately $62,000 was received for exercises of stock options and purchases under Onvia’s ESPP. In addition, in May 2010, Michael Pickett, Onvia’s former CEO, performed a cashless exercise of 302,979 options by surrendering 112,016 options.

Note 3:	Short-Term Investments

In accordance with ASC 320, Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at December 31, 2010, stated at fair value as summarized in the following table:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government backed securities	$1,086,679	$114	$(477)	$1,086,316
Certificate of Deposit (1)	1,494,000	-	-	1,494,000
Corporate Bonds	781,994	-	(799)	781,195
	$3,362,673	$114	$(1,276)	$3,361,511

(1) We evaluated certificates of deposits held as of December 31, 2010 and concluded that they meet the definition of securities as defined in ASC 320.

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The following table summarizes, by major security type, short-term investments classified as available-for-sale at December 31, 2010, stated at fair value:

	Fair Value Measurements as of December 31, 2010
	Level 1	Level 2	Level 3	Balance as of December 31, 2010
Description
U.S. Government backed securities	$-	$1,086,316	$-	$1,086,316
Certificate of Deposit	-	1,494,000	-	1,494,000
Corporate Bonds	-	781,195	-	781,195
	$-	$3,361,511	$-	$3,361,511

There were no transfers in or out of Level 1 or Level 2 investments during the fourth quarter of 2010, and there was no activity in Level 3 fair value measurements during that period.

Note 4:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	December 31,	December 31,
	2010	2009
Prepaid expenses	$537,652	$673,119
Interest and other receivable	56,169	43,100
	$593,821	$716,219

Note 5:	Security Deposits

Pursuant to Onvia’s current lease for corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually on a straight line basis over the first three years of the lease beginning with the first anniversary of the commencement date. On the fourth anniversary of the commencement date, $45,000 will be returned to Onvia, and the balance of $90,000 will be returned in October 2015 upon termination of the existing lease agreement.  In March 2009 and 2010, $135,000 was returned to the Company, representing the second and third of the annual reductions.

Note 6:	Property and Equipment

Property and equipment consists of the following at December 31:

	2010	2009
Computer equipment	$3,657,442	$2,786,604
Software	1,107,325	1,089,334
Furniture and fixtures	107,113	98,528
Leasehold improvements	735,342	709,921

Total cost basis	5,607,222	4,684,387

Less accumulated depreciation and amortization	(4,187,978)	(3,458,551)

Net book value	$1,419,244	$1,225,836

        Depreciation expense was $789,000 and $716,000 for the twelve months ended December 31, 2010 and 2009, respectively.

Note 7:	Internal Use Software

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

The following table presents a rollforward of capitalized internal use software for the twelve months ended December 31, 2010:

	Balance at December 31, 2009	Additions	Abandonments	Balance at December 31, 2010
Capitalized Internal Use Software	$9,112,307	$2,876,663	$(1,788,209)	$10,200,761
Accumulated amortization	(2,497,864)	(1,934,804)	818,974	(3,613,694)
	$6,614,443	$941,859	$(969,235)	$6,587,067

Amortization expense related to capitalized software was $1.9 million and $1.1 million for the twelve months ended December 31, 2010 and 2009, respectively.

During the second quarter of 2010, Onvia abandoned three internal use software projects.  The abandoned assets relate to code developed for its commercial sector information, search engine marketing, and an internal cross-system integration project.  In the second quarter, the Company made the decision to no longer append contact and project specific information to its commercial sector content.  This decision was made as a result of a change to focus exclusively on the government business, or gBusiness, sector and to no longer position private sector data as a differentiator within the Company’s gBusiness solution.  Without this actionable contact and project specific information, Onvia does not believe there is future value associated with this content.  This project represents 93% of the total abandoned costs. Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the balance as of June 30, 2010 for these three assets. This loss is included in operating expenses under the general and administrative category in the twelve months ended December 31, 2010.

Note 8:	Accrued Expenses

Accrued expenses and other consist of the following at December 31:

	December 31,	December 31,
	2010	2009
Payroll and related liabilities	$848,751	$1,102,174
State excise, other taxes payable and other	142,628	166,104
Obligations under capital leases	-	6,174
	$991,379	$1,274,452

Note 9:	Income Taxes

At December 31, 2010 and 2009, Onvia had tax net operating loss carryforwards of $255.2 million and $252.3 million, respectively, which may be used to offset future taxable income. The remaining carryforwards expire at various dates beginning in 2018 through 2030. The utilization of the net operating loss may be subject to annual limitations due to ownership changes of stock in prior years.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate as follows:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009
Tax (benefit) / expense at statutory rate	(34.0%)	(34.0%)
Stock-based compensation	(21.4%)	9.4%
Amortization of goodwill	(2.1%)	(3.1%)
Meals and entertainment	5.1%	3.9%
Increase / (decrease) in Valuation Allowance	52.4%	23.8%
	0.0%	0.0%

Onvia’s net deferred tax assets, calculated by applying the U.S. federal statutory income tax rate of 34% to total deferrals, consist of the following at December 31:

	December 31,	December 31,
	2010	2009
Net operating loss carryforward	$86,779,357	$85,778,013
Prepaid expenses and other assets currently deductible	(183,853)	(230,270)
Accrued expenses not currently deductible	1,099,343	1,299,088
Depreciation different for tax purposes	(1,276,815)	(850,967)

Net deferred tax asset	86,418,032	85,995,864
Less: Valuation allowance	(86,418,032)	(85,995,864)

Net deferred tax asset	$-	$-

 Onvia has recorded a full valuation allowance equal to the net deferred tax asset balance based upon management’s determination that the realization is not more likely than not.

Note 10:	Commitments and Contingencies

Operating leases

Total rent expense associated with our real estate operating lease was $842,923 and $846,976 for the years ended December 31, 2010 and 2009, respectively.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases
2011	$953,815	$18,251	$972,066
2012	982,430	18,251	1,000,681
2013	1,011,903	18,251	1,030,154
2014	1,042,260	10,647	1,052,907
Thereafter	894,171	-	894,171

	$4,884,579	$65,400	$4,949,979
Capital Leases

In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  These leases expired in March 2010 and Onvia has no further obligations on these leases.

Purchase Obligations

Onvia has noncancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2010 to 2014.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Obligations
2011	$1,040,816
2012	620,940
2013	524,472
Thereafter	159,800
$2,346,028

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  Objectors to the settlement are pursuing two appeals of the settlement approval to the United States Court of Appeals for the Second Circuit.  Plaintiffs have moved to dismiss both appeals.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Onvia’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en banc and Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers.  On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court.  On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases.   On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including Onvia’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court.

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

In March 2000, Onvia adopted a Savings and Retirement Plan (the “Retirement Plan”), which is a defined contribution plan. The Retirement Plan is a qualified salary reduction plan in which all eligible employees may elect to have a percentage of their pre-tax compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service.

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. The Company’s Board of Directors have the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.  As of December 31, 2010, only 26 shares were available in treasury.  The timing of Onvia’s fourth quarter earnings release coincided with a voluntary black-out period for insider trading of Onvia stock.  As a result, the Company did not purchase additional shares to fund the match for 2009 employee contributions.  Since the 26 treasury shares held were insufficient to fund the match, the Company transferred approximately $64,000 in cash in lieu of shares to fund the matching contribution.  In March 2009, Onvia transferred 8,055 shares from treasury stock into the Retirement Plan to match 2008 employee contributions.  The Company recorded $82,000 in non-cash stock-based compensation in 2009 related to this match. Onvia’s Board of Directors elected not to make a matching contribution for 2010 employee contributions.

Note 12:	Stockholders’ Equity

Authorized shares
At December 31, 2010, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share.  Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Note 13:	Supplemental Cash Flow Information

Onvia paid approximately $9,000 in interest expense on capital leases during the year ended December 31, 2009. Interest expense paid on capital leases during the year ended December 31, 2010 was less than $1,000.

Note 14:	Subsequent Events

None.

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2010 and 2009:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Comprehensive Income / (Loss) Data:
Revenue	$6,987	$6,841	$6,705	$6,459
Gross margin	5,923	5,751	5,733	5,639
Noncash stock-based compensation	(29)	63	78	(100)
Total operating expenses	5,922	6,888	5,634	5,496
Income / (loss) from operations	1	(1,137)	99	143
Net income / (loss)	$17	$(1,082)	$109	$150
Unrealized gain / (loss) on available-for-sale investments	5	2	(3)	(2)
Comprehensive income / (loss)	22	(1,080)	106	148
Basic net (loss) / income per common share	$0.00	$(0.13)	$0.01	$0.02
Diluted net (loss) / income per common share	$0.00	$(0.13)	$0.01	$0.02

Basic weighted average shares outstanding	8,284	8,375	8,425	8,429
Diluted weighted average shares outstanding	8,691	8,375	8,465	8,391

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(in thousands, except per share amounts)
Historical Consolidated Statements of Operations and Comprehensive (Loss) / Income Data:
Revenue	$5,887	$6,216	$6,612	$6,922
Gross margin	4,662	4,988	5,452	5,856
Noncash stock-based compensation	115	102	67	165
Total operating expenses	5,295	5,193	5,300	5,769
(Loss) / income from operations	(633)	(205)	152	87
Net (loss) / income	$(631)	$(197)	$167	$114
Unrealized (loss) / gain on available-for-sale investments	-	(1)	2	(4)
Comprehensive (loss) / income	(631)	(198)	169	110
Basic net (loss) / income per common share	$(0.08)	$(0.02)	$0.02	$0.01
Diluted net (loss) / income per common share	$(0.08)	$(0.02)	$0.02	$0.01

Basic weighted average shares outstanding	8,248	8,262	8,271	8,280
Diluted weighted average shares outstanding	8,248	8,262	8,570	8,580

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on management’s evaluation as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, were effective as of the end of the period covered by this Report.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts issuers that are neither accelerated filers nor large accelerated filers, as defined in Rule 12b-2 under the Exchange Act, from Section 404(b) of the Sarbanes-Oxley Act of 2002.  This exemption permits us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011 (“Proxy Statement”).   Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information regarding the Company’s audit committee and audit committee financial expert is incorporated herein by reference to the section entitled “Corporate Governance” in the Proxy Statement.  Information regarding the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1 of this Annual Report and is incorporated by reference into this Item 10.

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

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedule:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2009	$31,960	$434,739	$(347,694)	$119,005
Year Ended December 31, 2010	$119,005	$201,032	$(247,169)	$72,868

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

10.10*	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.11*
Executive Transition Services Agreement with Michael D. Pickett, dated May 17, 2010  (incorporated by Reference to Exhibit 10.14 to the Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 11, 2010)

10.12*	Offer Letter to Henry G. Riner, dated August 26, 2010 (incorporated by Reference to Exhibit 10.15 to the Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010)

10.13*
Executive Transition Services Agreement with Michael S. Balsam, dated November 1, 2010 (incorporated by Reference to Exhibit 10.16 to the Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010)

10.14*
Separation and Release Agreement with Eric T. Gillespie, dated November 4, 2010 (incorporated by Reference to Exhibit 10.17 to the Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010)

10.16++	2011 Management Incentive Plan

10.17++	2011 Variable Compensation Plan for Irvine N. Alpert

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Executive Compensation Plan or Agreement
++           Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 16, 2010.

ONVIA, INC.

By:	/s/ Henry G. Riner
Henry G. Riner
President and Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Henry G. Riner and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2010, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY G. RINER	Chief Executive Officer, President and Director	March 16, 2011
Henry G. Riner

/S/ CAMERON S. WAY	Chief Financial Officer and Principal Accounting Officer	March 16, 2011
Cameron S. Way

/S/ MICHAEL D. PICKETT	Director	March 16, 2011
Michael D. Pickett

/S/ JEFFREY C. BALLOWE	Director	March 16, 2011
Jeffrey C. Ballowe

/S/ JAMES L. BRILL	Director	March 16, 2011
James L. Brill

/S/ ROBERT G. BROWN	Lead Director	March 16, 2011
Robert G. Brown

/S/ ROGER L. FELDMAN	Director	March 16, 2011
Roger L. Feldman

/S/ Michael E.S. Frankel	Director	March 16, 2011
Michael E.S. Frankel

/S/ D. VAN SKILLING	Chairman of the Board	March 16, 2011
D. Van Skilling