Form 10-Q
period 2011-03-31
ONVIA INC
filed 2011-05-13
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-35164

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

Common stock, par value $.0001 per share: 8,465,579 shares outstanding as of April 30, 2011.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2011	December 31, 2010 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,649	$7,522
Short-term investments, available-for-sale	5,389	3,362
Accounts receivable, net of allowance for doubtful accounts of $51 and $73	1,535	1,750
Prepaid expenses and other current assets, current portion	623	594
Security deposits, current portion	45	135

Total current assets	13,241	13,363

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,487	1,419
Reimbursable tenant improvements	147	147
Security deposits, net of current portion	90	135
Internal use software, net of accumulated amortization	6,518	6,587
Prepaid expenses and other assets, net of current portion	5	3

Total long term assets	8,247	8,291

TOTAL ASSETS	$21,488	$21,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$780	$1,172
Accrued expenses and other	789	992
Unearned revenue, current portion	9,735	9,782
Deferred rent, current portion	123	115

Total current liabilities	11,427	12,061

LONG TERM LIABILITIES:
Unearned revenue	177	228
Deferred rent	682	716

Total long term liabilities	859	944

TOTAL LIABILITIES	12,286	13,005

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,464,553 and 8,430,605 shares issued; and 8,464,579 and 8,430,579 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,457	352,298
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(343,256)	(343,649)

Total stockholders’ equity	9,202	8,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,488	$21,654
(1) Derived from audited financial statements included in the 2010 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$5,298	$6,025
Content license	552	665
Management information reports	190	218
Other	103	79

Total revenue	6,143	6,987

Cost of revenue (exclusive of depreciation and amortization included below)	905	1,064

Gross margin	5,238	5,923

Operating expenses:
Sales and marketing	2,647	3,782
Technology and development	1,041	900
General and administrative	1,168	1,240

Total operating expenses	4,856	5,922

Income from operations	382	1

Interest and other income, net	11	16

Net income	$393	$17

Unrealized gain on available-for-sale securities	1	5

Comprehensive income	$394	$22

Basic net income per common share	$0.05	$0.00

Diluted net income per common share	$0.05	$0.00

Basic weighted average shares outstanding	8,435	8,284

Diluted weighted average shares outstanding	8,537	8,691

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$393	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639	689
Stock-based compensation	63	(29)
Change in operating assets and liabilities:
Accounts receivable	215	(709)
Prepaid expenses and other assets	(31)	145
Accounts payable	(404)	(99)
Accrued expenses	(203)	(354)
Unearned revenue	(98)	547
Deferred rent	(27)	(20)

Net cash provided by operating activities	547	187

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(303)	(312)
Additions to internal use software	(321)	(1,012)
Purchases of investments	(2,784)	(994)
Maturities of investments	758	2,999
Return of security deposits	135	135

Net cash (used in) / provided by investing activities	(2,515)	816

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(6)
Proceeds from exercise of stock options	95	19

Net cash provided by financing activities	95	13

Net (decrease) / increase in cash and cash equivalents	(1,873)	1,016

Cash and cash equivalents, beginning of period	7,522	1,647

Cash and cash equivalents, end of period	$5,649	$2,663

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$1	$5
Property and equipment additions in accounts payable	(1)	(276)
Internal use software additions in accounts payable	(187)	(354)
Non-cash proceeds from sale of equipment	3	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three month period ended March 31, 2011 or 2010.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

2.	Revenue Recognition

Onvia’s revenues are primarily generated from subscriptions, content licenses and management information reports.  These products and services may be sold individually or together as bundled offerings (“multiple-deliverable arrangements”).  Subscription services are generally annual contracts; however, we also offer, on a limited basis, extended multi-year contracts to our subscription clients, and content licenses are generally multi-year agreements.  Subscription services and content licenses are recognized ratably over the term of the agreement. Onvia also generates revenue from fees charged for management reports, onsite training, customer relationship management software (“CRM”) data feeds, document download services, and list rental services.  Revenue from these types of services is recognized upon delivery or performance or, in the case of CRM data feeds, ratably over the term of the agreement.  Management reports, onsite training and CRM data feeds are included in the “Management information reports” category on the Consolidated Statements of Operations. Document download services and list rental services are included in the “Other” category on the Consolidated Statements of Operations.

Onvia’s multiple-deliverable arrangements are generally comprised of a combination of subscription services, management information reports, data feed services and/or onsite training.  Onvia’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact revenue recognition.

Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

Onvia adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2011.  This update did not change the units of accounting for its revenue transactions, and most products and services qualify as separate units of accounting. Under the previous guidance for multiple-deliverable arrangements, the Company typically applied the residual method to allocate revenue if it was unable to determine vendor specific objective evidence (“VSOE”) of fair value or verifiable objective evidence of fair value for the delivered element but were able to obtain fair value for any undelivered elements.
The adoption of the amended revenue recognition rules did not significantly change the timing of revenue recognition and did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2011.

Onvia evaluated the deliverables in its multiple-deliverable arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in its control.  Revenue is allocated to each deliverable in its multiple-deliverable arrangements based upon their relative selling prices.  Selling price for each deliverable is determined based on a selling price hierarchy.  The selling price for a deliverable is based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.

VSOE of selling price is used in the selling price allocation in all instances where it exists.  VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately.  TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As Onvia’s products and services contain a significant element of customization, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE.  ESP represents the best estimate of the price at which the Company would transact a sale if the product or service were sold on a standalone basis.  Onvia determines ESP for a product or service by using profit margin rates that are consistent with historical rates. The determination of ESP is made through consultation with and approval by management.  Onvia may modify or develop new pricing practices and strategies in the future.  As these pricing strategies evolve, the Company may modify its pricing practices in the future, which may result in changes in ESP.  The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple-deliverable arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of sales	$1	$(2)
Sales and marketing	9	(70)
Technology and development	8	19
General and administrative	45	24
Total stock-based compensation	$63	$(29)

Stock-based compensation in the first quarter of 2010 includes the impact of options forfeited upon the departure of our Senior Vice President of Sales, which resulted in the reversal of approximately $89,000 in previously recognized expenses on forfeited options.

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended
	March 31,
	2011	2010
Risk-free interest rate	2.36%	2.60%
Expected volatility	50%	49%
Expected dividends	0%	0%
Expected life (in years)	5.8	5.5

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  No purchase periods commenced during the three months ended March 31, 2011 or 2010.

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three months ended March 31, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2011	1,695,349	$7.12
Options granted	87,000	4.35
Options exercised	(34,000)	2.80
Options forfeited and cancelled	(183,201)	8.53
Total options outstanding at March 31, 2011	1,565,148	$6.89

Options exercisable at March 31, 2011	1,136,476	$7.92	2.48	$250,913
Options vested and expected to vest at March 31, 2011	1,509,308	$7.00	4.16	$520,203

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $4.20 at March 31, 2011 for options that were in-the-money at March 31, 2011.  The number of in-the-money options outstanding and exercisable at March 31, 2011 was 436,821 and 141,659, respectively.

The weighted average grant date fair value of options granted during the period ended March 31, 2011 and 2010 was $2.11 and $3.42 per option, respectively.

As of March 31, 2011, there was approximately $449,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.96 years.

During the three months ended March 31, 2011, approximately $95,000 was received for exercises of stock options compared to $19,000 for the same period of 2010.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the three months ended March 31, 2011:

	Number of shares	Weighted Average Grant Date Fair Value

Non-vested balance at January 1, 2011	-	$-
Granted	13,954	4.12
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at March 31, 2011	13,954	$4.12

RSUs granted during the first quarter of 2011 were valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period; however, vesting of these RSUs will accelerate such that the RSUs become fully vested upon completion of Onvia’s fiscal year 2011 audit if certain financial targets are achieved.  As of March 31, 2011, there was $54,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 2.75 years.  We will continue to evaluate the likelihood of achievement of these financial targets, and will adjust the expected service period if circumstances indicate that it is more likely than not that they will be achieved.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income	$393	$17

Shares used to compute basic net income per share	8,435	8,284
Dilutive potential common shares:
Stock options	102	407
Shares used to compute diluted net income per share	8,537	8,691
Basic net income per share	$0.05	$0.00
Diluted net income per share	$0.05	$0.00

For the three months ended March 31, 2011, approximately 1.1 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $4.30, were not included in the calculation because the effect would have been anti-dilutive.  For the three months ended March 31, 2010, approximately 888,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $7.78, were not included in the calculation because the effect would have been anti-dilutive.

5.	Short-Term Investments

In accordance with ASC 320,  Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at March 31, 2011, stated at fair value as summarized in the following table (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government backed securities	$1,795	$1	$-	$1,796
Certificate of Deposit (1)	1,476	-	-	1,476
Corporate Bonds	2,117	-	-	2,117
	$5,388	$1	$-	$5,389

(1) We evaluated certificates of deposits held as of March 31, 2011 and concluded that they meet the definition of securities as defined in ASC 320.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at March 31, 2011, stated at fair value (in thousands):

	Fair Value Measurements as of March 31, 2011
	Level 1	Level 2	Level 3	Balance as of March 31, 2011
Description
U.S. Government backed securities	$-	$1,796	$-	$1,796
Certificate of Deposit	-	1,476	-	1,476
Corporate Bonds	-	2,117	-	2,117
	$-	$5,389	$-	$5,389

There were no transfers in or out of Level 1 or Level 2 investments during the first quarter of 2011, and there was no activity in Level 3 fair value measurements during that period.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Prepaid expenses	$495	$538
Interest receivable	78	23
Other receivables	50	33
	$623	$594

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Computer equipment	$3,639	$3,658
Software	1,114	1,107
Furniture and fixtures	107	107
Leasehold improvements	735	735

Total cost basis	5,595	5,607

Less accumulated depreciation and amortization	(4,108)	(4,188)

Net book value	$1,487	$1,419

During the first quarter of 2011, Onvia disposed of $268,000 of fully depreciated computer equipment.

Depreciation expense was $188,000 and $190,000 for the three months ended March 31, 2011 and 2010, respectively.

8.	Internal Use Software

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

The following table presents a rollforward of capitalized internal use software for the three months ended March 31, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Abandonments	Balance at March 31, 2011

Capitalized Internal Use Software	$10,201	$381	$(122)	$10,460
Accumulated amortization	(3,614)	(449)	121	(3,942)
	$6,587	$(68)	$(1)	$6,518

During the first quarter of 2011, assets that were nearly fully amortized related to aging search technology were replaced with a new platform.  Onvia recorded an immaterial loss on this abandonment in operating expenses under the general and administrative category in the three months ended March 31, 2011.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Payroll and related liabilities	$611	$849
Taxes payable and other	178	143
	$789	$992

10.	New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

11.	Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015.  Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of March 31, 2011, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases

2011	$717	$14	$731
2012	983	18	1,001
2013	1,012	18	1,030
2014	1,042	11	1,053
Thereafter	894	-	894
	$4,648	$61	$4,709

Purchase Obligations

Onvia has noncancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2011 to 2014.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

2011	$999
2012	621
2013	524
2014	160
$2,304

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

Objectors to the settlement are pursuing appeals of the settlement approval to the United States Court of Appeals for the Second Circuit.  Plaintiffs have moved to dismiss the appeals.

Due to the inherent uncertainties of litigation, Onvia cannot accurately predict the ultimate outcome of this matter.  If the settlement does not survive appeal and Onvia is found liable, Onvia is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Onvia’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Onvia's) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.

On December 16, 2010, underwriters filed a petition for panel rehearing and petition for rehearing en bancand Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers.  On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court.  On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases.  On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including Onvia's and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court.   On April 5, 2011, plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand.  Plaintiff's petition was docketed by the Supreme Court on April 7, 2011.  The Moving Issuers intend to oppose the plaintiff’s petition.  On April 15, 2011, Underwriter Defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitation issue.  Underwriter’s petition was docketed by the Supreme Court on April 18, 2011.

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

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of NOL carryforwards to offset future taxable income may be subject to substantial annual limitations if we experience a cumulative change in ownership as defined by the Code.  In general, an ownership change, as defined by the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

As of December 31, 2010, Onvia had tax NOL carryforwards of $255.2 million.  During the first quarter of 2011, Onvia completed a formal study (the “NOL Study”) for the period of February 25, 1999 through December 31, 2010.  The results of this study indicate that it is more likely than not that the Company experienced an ownership change under Section 382 on September 4, 2001.  Accordingly, the NOLs incurred prior to the ownership change are limited based on the value of the

Company on the date of the ownership change under Section 382 (the “Loss Limitation”).  It is estimated that the Loss Limitation will result in the expiration of approximately $180.1 million in NOLs prior to utilization, leaving approximately $75.1 million available to offset future taxable income.  The remaining NOLs expire in dates ranging from 2021 through 2029. Onvia has a full valuation allowance on its NOLs; therefore, the Loss Limitation will not have an impact on Onvia’s results of operations or financial position.  See Note 14 for a discussion of measures taken to help preserve the remaining NOLs.

The estimate of the Loss Limitation is based upon certain conclusions in the NOL study pertaining to the date of the ownership change and the value of the Company on the date of the ownership change.  The overall determination of the Loss Limitation and the conclusions contained in the NOL Study are subject to interpretation, and therefore, the Loss Limitation could be subject to change.

13.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually by $135,000 in the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date.  The balance will be returned at lease termination in October 2015.  As of March 31, 2011, the outstanding security deposit balance was $135,000.

14.	Subsequent Events

On May 4, 2011, Onvia’s Board of Directors (the “Board”) approved an amendment to the Company’s Preferred Stock Rights Agreement, dated November 22, 2002. The amendment, which was subsequently executed on that date by the Company and Computershare Trust Company, N.A., as Rights Agent, changes the Final Expiration Date of the rights under the Original Rights Agreement from November 22, 2012 to May 4, 2011. As a result, the Original Rights expired and the Original Rights Agreement effectively terminated as of May 4, 2011.

On May 4, 2011, the Board of Directors adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”).  The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with net operating loss carryforwards (“NOL”) by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of Onvia’s outstanding common stock without the approval of the Board. If there was an “ownership change” under Section 382, our ability to use NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those NOLs. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The 382 Agreement was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

Under the 382 Agreement, one Preferred Stock Purchase Right (each, a “Right”) will be distributed for each share of Common Stock outstanding as of the close of business on May 23, 2011. If the Rights become exercisable, each Right would initially represent the right to purchase from Onvia one one-thousandth of a share (a “Unit”) of Series RA Junior Participating Preferred Stock, par value $0.0001 per share, of Onvia (the “Series RA Preferred Stock”) for a purchase price of $20.00 (the “Purchase Price”). If issued, each Unit of Series RA Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of Onvia, including, without limitation, any dividend, voting or liquidation rights.

As of the adoption of the 382 Agreement, if any person or group (an “Acquiring Person”) becomes the beneficial owner (other than as a result of repurchases of stock by Onvia, dividends or distributions by Onvia or certain inadvertent actions by stockholders) of  4.9% or more of the outstanding shares of Common Stock (including any ownership interest held by that person’s affiliates and associates as defined under the 382 Agreement) without the approval of the Board of Directors, their ownership interest could be subject to significant dilution. Stockholders who beneficially owned 4.9% or more of Onvia's outstanding common stock as of the close of business on May 4, 2011 will not trigger any penalties under the 382 Agreement so long as they do not acquire any additional shares of common stock (other than pursuant to a dividend or distribution paid or made by Onvia on the outstanding shares of common stock, or pursuant to a split or subdivision of the outstanding shares of common stock) representing one percent (1%) or more of the shares of Onvia’s outstanding common stock at a time when they still beneficially own 4.9% or more of such common stock. The Board also retains the sole discretion to exempt any person or group from the penalties imposed by the 382 Agreement.

The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person has become an Acquiring Person and (ii) ten business days (or such later date as may be specified by the Board prior to such time as any person becomes an Acquiring Person) after the commencement of a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person.

In the event that a person or group becomes an Acquiring Person, each holder of a Right, other than Rights that were beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the Purchase Price, a number of shares of the Common Stock having a market value of two times the Purchase Price. However, Rights are not exercisable following the occurrence of a person becoming an Acquiring Person until such time as the Rights are no longer redeemable by the Company (as described below).

At any time after a person becomes an Acquiring Person, the Board may, at its option, exchange the Rights, in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series RA Preferred Stock of equivalent value, per Right.  Immediately upon an exchange of any Rights, the right to exercise such Rights will terminate, and the only right of the holders is to receive the shares determined by the exchange ratio. Until the earlier of the May 4, 2014 and ten calendar days following an announcement that a person or group has become an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $.001 per right.

The Rights will expire on May 4, 2014.  The Rights may also expire on an earlier date if other events occur, including if the Board determines that the 382 Agreement is no longer necessary to preserve material valuable tax benefits, if the Board determines that no tax benefits may be carried forward at the beginning of a taxable year, and if the Board determines that the 382 Agreement is no longer in the best interests of Onvia and its stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as applicable, in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

Our business solutions leverage our proprietary databases, which have been compiled over more than eleven years, and include comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our databases provide information on over 7.5 million procurement related records connected to over 378,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Most of our revenues are currently generated from sales to two customer types: end users, such as business development and sales and marketing executives, and businesses that license our content for redistribution.

Onvia’s solutions for end users include access to the Onvia Online Database, Spending Forecast Center, and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple-deliverable arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates” for a discussion of how sales price is allocated between the elements in a multi-deliverable arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Online Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased and, the number of users accessing database.

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

Our comprehensive government procurement database contains much of the relevant decision making information required by businesses on both a historical and real-time basis.  Through our solutions, we provide the market intelligence a business needs to design and manage a public sector strategy, build relationships with agency buyers and private sector contractors, and target more qualified revenue opportunities.  The confluence of these activities should help clients create more winning proposals, increase close rates, drive up contract size and, ultimately, increase public sector revenues.

Products and Services

Onvia’s business solutions are tailored to the business objectives of each client, and support both strategic planning and sales and marketing activities.

Strategic Planning
Core to our business solution is the Onvia Online Database which provides rich search functionality on our proprietary database of local, state and federal government agency purchasing information.  Strategic users of the database can analyze purchasing trends to refine existing target markets, identify new geographic markets, and identify potential new agency buyers.   Based upon the client’s business objectives, we can help provide market intelligence needed for strategic planning such as:

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

Businesses can use spending forecasts to inform business development, evaluate and target markets, as advance notices of projects, and for short-term business planning.  We collect plans from state, county and city government agencies, representing over 85% of all government spending.  We add a powerful search tool that allows users to find plans based on keywords, as well as type of agency, location, spending focus, and other plan details.

In September 2010, Onvia launched Agency Center, the newest module in the Onvia Online Database, which helps strategic users get a past, present and future view of potential agency targets.  Agency Center provides users with agencies’ procurements histories, current projects, and spending forecasts in a single application.  This gives businesses an unprecedented view of agency buying patterns and plans, as well as the markets where their competitors are. Agency Center is included with standard access to the Onvia Online Database.

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

Strategy

Our mission is to be the strategic information partner for companies highly committed to the public sector market.  We intend to achieve this mission by delivering exceptional products that offer our customers significant value in maximizing their business in the public sector market.  If we are able to effectively achieve this mission, we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

·
Target prospects with high lifetime value:  We intend to focus our sales and marketing efforts on the prospects that fit the profile of our most valuable clients.  Our history shows that organizations with certain firmographic characteristics tend to subscribe to the most valuable products and services, and have higher client satisfaction.  Using our own database we plan to identify companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government. The success of this strategy will be measured each quarter by our ability to increase the contract value of each new customer we acquire from the targeted accounts strategy.

We are in the process of transforming our Small and Medium Business or “SMB” sales organization from a transactional team into a consultative sales force focused on a very targeted market.  We are creating a proprietary database of qualified target companies (“targeted accounts”), which we will nurture with the goal to increase sales pipeline throughout 2011, and expect a corresponding increase in new clients each quarter.  We also rebuilt our acquisition sales force during the first quarter of 2011, hiring strong sales managers and sales professionals with consultative selling backgrounds.  Due to this transition, we believe new client acquisitions will begin to scale by the end of 2011.  In the first quarter of 2011, the average annual contract value per client of our new SMB clients was $6,355 up 40% from $4,548 in the fourth quarter of 2010.

·
Expand the distribution of our valuable content through channel sales programs and relationships:  We intend to leverage our content and technology investment over a much wider market without losing our focus on our target market.  We believe there are millions of businesses who leverage government procurement data but are not part of our target market.  Through channel relationships, we believe we can serve this market more economically than through a direct sales model.  Potential strategic partners include trade publishers, lead generation companies, database companies, franchises and business intelligence providers.

Since December 2010, we have contracted with two new partners to resell derivatives of our content through their specific channels.  We believe it will take a few quarters to generate revenue from these relationships.  As of the first quarter of 2011, total content license contract value was $2.1 million, flat with the first quarter of 2010.  The success of this initiative will be measured by our ability to grow this business in 2011 and to sign up new strategic relationships this year.

·
Develop and execute an enterprise sales and marketing program:  We intend to develop and execute an enterprise sales program targeting the largest companies that offer the most business potential for Onvia.  Our current enterprise clients derive the most value from our information services and this client segment has our highest retention rates.  Prior to the release of our new database platform, it was more difficult to differentiate our products for the high end of the market. Through our new technology and database platform, we intend to provide this differentiation, which we believe presents a significant market opportunity for Onvia.

John Besteman, our new VP of Enterprise Sales, joined the team in late February.  In his first 30 days, John has focused on pricing and team structure, and has developed a preliminary list of enterprise targets.

·
Enhance the strategic application of our products and research tools:  Today most of our customers use our database to generate public sector sales leads.  Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our customers.  These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  We intend to reach out to our customers with quarterly surveys, as well as harnessing their feedback on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our customers, we believe we can deliver strategic products that offer our customers significant value in maximizing their business in the public sector market.

To help us clarify our product vision we have created a Customer Advisory Board of ten of our largest clients.  The strategic, market driven dialogue from these meetings is intended to help us solidify and prioritize our product vision for the next 3-4 years.  In 2011, product development is focused on improving and enhancing the client experience, including an improved user interface, data visualization, and a “vendor center” with in-depth information on those companies that sell to the public sector.

Executive Summary of Operations and Financial Position

We service our clients through two separate business channels:  client subscriptions and content licenses.  Client subscriptions are sold directly to businesses for internal use.  At March 31, 2011, we had approximately 5,600 subscribing clients.  Client subscriptions contributed approximately 86% of our revenue in the three months ended March 31, 2011 and 2010, respectively.  The annual contract value of client subscribers was approximately $20.8 million and $24.4 million at March 31, 2011 and 2010, respectively.  Annual contract value is defined further below.

Our second business channel, content licenses, represents clients who incorporate our data into their own products, or resell our business intelligence directly to their customers.  These clients represented approximately 9% and 10% of our revenue in the three months ended March 31, 2011 and 2010, respectively.  The annual contract value of our content license clients did not change from the prior quarter and was approximately $2.1 million at March 31, 2011.

We also generate revenue from fees charged for management information reports, document download services, and list rental services; these fees represented 5% and 4% of revenue in the three months ended March 31, 2011 and 2010, respectively.

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

Revenue for the first quarter of 2011 decreased 5% to $6.1 million from $6.5 million in the previous quarter and 12% from $7.0 million in the same year-ago period.  A major factor in our declining year over year revenue was the continued loss of non-strategic clients. At the end of the quarter, the company’s total client base decreased 28% to 5,600 clients compared to 7,800 clients in the same year-ago period.  The year-over-year decrease is primarily attributed to lower first year client retention rates and fewer new client acquisitions.  Prior to July 2010, our acquisition sales force drove a high volume of low value transactions.  These new customers were non-targeted accounts, and generally renewed at sub-optimal rates.  Under our targeted accounts strategy, we expect to acquire fewer new clients than in the past, but at significantly higher contract values.  Even as retention rates improve, new client acquisitions may not completely replace clients lost and our net client count may continue to decline.  As a result of this trend, we expect our revenue to continue to decline compared to 2010 results, but at a decelerating rate each quarter.  We expect that revenue will begin to stabilize by the end of the year.

ACVC grew 5% from the previous quarter and 19% from the same year-ago period to an average of $3,725 per client.  ACVC improved in the first quarter, in part by targeting more strategic clients and because renewals were weighted toward strategic clients with higher contract values.

In the first quarter of 2011, QCVC was $4,038, an increase of 24% compared to $3,259 in the first quarter of 2010.  This increase demonstrates our success in targeting larger companies, which have a higher propensity to subscribe to our higher value database products.  The year over year increase in QCVC is due to price increases which took effect in the fourth quarter of 2010, the elimination of low value product offers, and by eliminating low value lead sources.  QCVC decreased by 6% compared to the fourth quarter of 2010.  This decline is due to lower acquisition sales volume and fewer enterprise clients renewable in the first quarter of 2011.  New clients and enterprise clients typically command higher contract values, and the lower mix of these transactions in Q1 11 drove down QCVC compared to Q4 10.

Year-over-year, unearned revenue decreased by 1% to $9.9 million at March 31, 2011, compared to $10.0 million at March 31, 2010.  The year-over-year decrease is due to a decrease in sales in the last four quarters, compared to the prior year periods, primarily due to decline in retention rates discussed above. Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

 Seasonality

Our customer acquisition business is subject to some seasonal fluctuations.  The third quarter is generally our slowest quarter for customer acquisition.  The construction industry is our single largest market and these prospects are typically engaged on projects during the summer months, not prospecting for new work, which causes new customer acquisition to decline compared to the other quarters in the year.  For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2011	2010
Revenue	$6,143	$6,987

Revenue:
Subscription	86%	86%
Content license	9%	10%
Management information reports	3%	3%
Other	2%	1%
Total revenue	100%	100%

Cost of revenue for the three months ended March 31, 2011 and March 31, 2010 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended March 31,	$905	$1,064	$(159)	(15)%
Percentage of Revenue	15%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable three month periods was primarily due to a $152,000 decrease in third party content costs due to a strategic change in our production model and other individually immaterial changes.  Weighted average headcount in our content team was 34 during the first quarter of 2011, compared to 38 in the same period of 2010.  Headcount decreased as a result of higher utilization of third-party content providers.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2011 and March 31, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended March 31,	$2,647	$3,782	$(1,135)	(30)%
Percentage of Revenue	43%	54%

The decrease in expenses for the comparable three month periods is primarily comprised of $498,000 in payroll-related expenses, $239,000 in marketing costs primarily as a result of lower public relations costs and branding activities in the first quarter of 2011, $185,000 in commission expenses due to lower quarterly sales and reduced headcount, $125,000 in severance expense primarily due to departure of our Senior Vice President of Sales in the first quarter of 2010, and $68,000 in amortization expenses.  Weighted average headcount in our sales and marketing teams was 73 during the three months ended March 31, 2011, compared to 100 in the same period in 2010.

Technology and Development

Technology and development expenses for the three months ended March 31, 2011 and March 31, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended March 31,	$1,041	$900	$141	16%
Percentage of Revenue	17%	13%

The increase in expenses for the comparable three month periods is primarily attributed to a $144,000 reduction in capitalization of payroll related internal use software costs and $71,000 increase in contract labor.  These increases were offset by a $53,000 decrease in payroll related expenses due to lower headcount and other individually immaterial changes.  Weighted average headcount in our technology and development teams was 15 during the three months ended March 31, 2011, compared to 18 in the same period in 2010.

General and Administrative

General and administrative expenses for the three months ended March 31, 2011 and March 31, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended March 31,	$1,168	$1,240	$(72)	(6)%
Percentage of Revenue	19%	18%

The decrease in expenses for the comparable three month periods is primarily related to a $82,000 decrease in bad debt expenses, a $69,000 decrease in contract labor and consultants expenses and $45,000 decrease in travel and entertainment expenses.  This decrease was offset by an increase of $100,000 in professional services related to legal costs and the preparation of the Section 382 analysis (as discussed in Note 12 of the “Notes to Condensed Consolidated Financial Statements” of this Report) and other individually immaterial changes.  Weighted average headcount in this group was 17 during the three months ended March 31, 2011 and 2010.

Interest and Other Income, Net
Net interest and other income was $11,000 for the three months ended March 31, 2011, compared to $16,000 for the same period in 2010.

Net Income and Net Income per Share
Net income for the three months ended March 31, 2011 and 2010 was $393,000 and $17,000, respectively. The increase in net income was primarily due to decreases in operating expenses as discussed above, partially offset by lower revenues.  On a diluted per share basis, net income was $0.05 for the three months ended March 31, 2011, compared to breakeven for the same period in 2010.

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

Revenue Recognition
Revenues from subscription services and content licenses are deferred and recognized over the subscription term and revenues from management information reports and onsite training is deferred and recognized as the product or service is delivered.  These products and services may be sold individually or as bundled offerings (“multiple-deliverable arrangements”).  When these products and services are bundled, we allocate revenue to each element in our multiple-deliverable arrangements based upon their relative selling prices.  We determine the selling price for each deliverable based on a selling price hierarchy.  The selling price for a deliverable is based on our vendor specific objective evidence (“VSOE”) if available,  third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.  The amount of revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements.  Changes to the elements in an arrangement could affect the timing of the revenue recognition.

Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

Stock-Based Compensation
We account for stock-based compensation according to the provisions of ASC 718, Compensation – Stock Compensation, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest.  The fair value of our stock options is determined using the Black-Scholes valuation model and fair value for restricted stock units is determined using the fair market value of the underlying common stock on the date of grant.  Such value is recognized as expense over the service period, net of estimated forfeitures.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Property and Equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation.  Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.  ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three months ended March 31, 2011 or 2010.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by ASC 350-40.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $381,000 in internal use software costs during the three months ended March 31, 2011, compared to $871,000 during the same period in 2010. Amortization related to capitalized software was $449,000 for the three months ended March 31, 2011, compared to $498,000 in the same periods in 2010.

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

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of NOL carryforwards to offset future taxable income may be subject to substantial annual limitations if we experience a cumulative change in ownership as defined by the Code.  In general, an ownership change, as defined by the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

As of December 31, 2010, we had tax NOL carryforwards of $255.2 million.  During the first quarter of 2011, we completed a formal study (the “NOL Study”) for the period of February 25, 1999 through December 31, 2010.  The results of this study indicate that it is more likely than not that we experienced an ownership change under Section 382 on September 4, 2001.  Accordingly, the NOLs incurred prior to the ownership change are limited based on the value of the Company on the date of the ownership change under Section 382 (the “Loss Limitation”).  It is estimated that the Loss Limitation will result in the expiration of approximately $180.1 million in NOLs prior to utilization, leaving approximately $75.1 million available to offset future taxable income.  The remaining NOLs expire in dates ranging from 2021 through 2029. As discussed in Note 14 of the “Notes to Condensed Consolidated Financial Statements” included in this report, and in Onvia’s Form 8-K filed with the SEC on May 5, 2011 and available on our website, on May 4, 2011 Onvia adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement, designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs.

The estimate of the Loss Limitation is based upon certain conclusions in the NOL study pertaining to the date of the ownership change and the value of the Company on the date of the ownership change.  The overall determination of the Loss Limitation and the conclusions contained in the NOL Study are subject to interpretation, and therefore, the Loss Limitation could be subject to change.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $11.0 million at March 31, 2011, and our working capital was $1.8 million.  At March 31, 2011 we held $5.4 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2010 to March 31, 2011, our cash, cash equivalents and short-term investments increased by $154,000 for the reasons described below under operating, investing and financing activities.

As we continue to transition our marketing and sales efforts to a consultative selling model focusing on a focused target market, we may experience a decrease in sales and cash flow in the near term.  However, we expect that, over the longer term, focusing on our defined target market will result in improved retention rates and ACV and, ultimately, increased sales, cash flow and operating income.  Until such time as we are able to generate recurring positive cash flow and earnings, we will utilize our current cash, cash equivalents, short-term investments and current revenues to fund operations.

If the decline in the renewal rates of non-strategic clients continues, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

Operating Activities
Net cash provided by operating activities was $547,000 for the three months ended March 31, 2011, compared to $187,000 in the same period in the prior year. The increase in operating cash flow is due primarily to lower operating expenses partially offset by an increase in vendor payments due to timing.

Investing Activities
Net cash used by investing activities was $2.5 million in the three months ended March 31, 2011, compared to net cash provided by investing activities of $816,000 in the same period in 2010.  We purchased $2.8 million in short term investments during the first three months of 2011, while $758,000 of short term investments matured as of March 31, 2011.  Internal use software expenditures decreased $691,000 in the first three months of 2011 compared to the same period in 2010.  In addition, $135,000 of our security deposit on the lease for our corporate headquarters was returned to us in March 2011.

Financing Activities
Net cash provided by financing activities was $95,000 in the three months ended March 31, 2011, compared to $13,000 in the same period of 2010.  The increase in cash provided by financing activities is primarily due to proceeds from stock option exercises.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 11, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

In May 2011, our Board of Directors (the “Board”) adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”), which amends and replaces the previously approved Preferred Stock Rights Agreement, dated November 22, 2002.  The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of Onvia’s outstanding common stock without the approval of the Board.

Under the 382 Agreement, one Preferred Stock Purchase Right (each, a “Right”) will be distributed for each share of Common Stock outstanding as of the close of business on May 23, 2011.  Pursuant to the 382 Agreement and at the discretion of our Board, if any person or group becomes the beneficial owner (subject to certain restrictions) of 4.9% or more of the outstanding shares of Common Stock the rights may become exercisable.  Upon exercise of a Right and payment of the purchase price of $20.00 (the “Purchase Price”), the holder will be entitled to receive a number of shares of Common Stock having a market value equal to two times the Purchase Price.

The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of Onvia common stock, may deter institutional investors from investing in Onvia stock, may deter potential acquirers from making premium offers to acquire Onvia, all factors which may depress the market price of our stock.

The transition of our sales team from a transactional, telemarketing organization to a consultative selling team may take longer than expected.

We are transitioning our Small and Medium Business (“SMB”) sales organization from a transactional sales process to a consultative sales process.  The transactional sales process resulted in a high volume of low ACV transactions with businesses that tended to renew at sub-optimal rates.  The consultative selling process will focus on fewer, more targeted prospects, which we expect to renew at higher rates with higher ACV.  However, the consultative sales process requires a longer sales cycle than a transactional model and requires the development of a substantial pipeline of qualified prospects to achieve consistent and predictable results.  It may take longer than we expect for our SMB team to become skilled at the consultative sales process and to establish adequate pipelines to achieve sales targets.  In addition, the sales cycle to these larger targeted clients may be longer than we expect, which would hinder our ability to achieve near term sales targets.

The pre-existing risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2010 Annual Report.

•	Risks related to our growth strategy
o
We may be required to increase sales and marketing expenses or change our Small and Medium Business strategy in order to achieve revenue goals if our assumptions about targeted prospects are inaccurate.

o	The transition of our sales team from a transactional, telemarketing organization to a consultative selling team may take longer than expected.
o
We may fail to attract, hire and retain sales associates who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

o	We may not be successful in the development and execution of an enterprise sales and marketing program.
o	We may not be successful in expanding our channel sales program.
o	The success of clients who are new to the public sector may impact our first year retention rates.
o	We may not be able to increase subscriptions to high value products.
o	If we cannot effectively satisfy clients across all targeted industry verticals, we may decide to target fewer industries, and as a result, may lose clients.
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace.
o	Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings.

•	Risks related to our new product strategy
o	We may fail to introduce new content and products that are broadly accepted by clients, and there may be delays in the introduction of these tools and products.
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings.
o	We may improperly price new product offerings for broad client acceptance.
o	We may overestimate the value of sales and marketing intelligence to companies in the infrastructure marketplace.

•	Financial, economic and market risks
o	Utilization of our net operating loss carryforwards may be subject to annual limitations under the Internal Revenue Code.
o	We may not be able to generate positive cash flows from operations.
o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast future performance.
o	Political pressure to reduce federal and state spending as a result of federal deficits and state budget shortfalls may lead to reduced spending by government agencies

•	Operational risks
o	We may not effectively implement new technologies, and new product functionality could fail to perform as designed.
o	System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our products to clients.
o
Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products.

o	We may not be able to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business.
o	Political, social or environmental conditions in off-shore locations may impact the collection and delivery of our content and/or development of new products.

o	We may be unable to effectively monitor and prevent unauthorized redistribution of our published information.
o	Our services and products depend upon the continued availability of licensed technology from third parties, and we may not be able to obtain those licenses on commercially reasonable terms, or at all.
o	Increased blocking of our emails could negatively impact client satisfaction with our products and could inhibit the effectiveness of our marketing efforts.

•	Regulatory, judicial or legislative risks
o	Any settlement or claim awarded against us in our ongoing litigation matters could negatively impact operating results.
o	Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce.
o	Our access to new content from governmental entities and other third parties may be restricted if bid aggregation on the Internet is restricted by law or regulations.

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

10.1	Section 382 Rights Agreement (incorporated by reference to Exhibit 4.1 from the Form 8-A, filed on May 5, 2011)

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  May 13, 2011