Form 10-Q
period 2011-06-30
ONVIA INC
filed 2011-08-12
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common stock, par value $.0001 per share: 8,470,311 shares outstanding as of July 31, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,214	$7,522
Short-term investments, available-for-sale	8,785	3,362
Accounts receivable, net of allowance for doubtful accounts of $48 and $73	1,104	1,750
Prepaid expenses and other current assets, current portion	417	594
Security deposits, current portion	45	135

Total current assets	12,565	13,363

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,400	1,419
Reimbursable tenant improvements	147	147
Security deposits, net of current portion	90	135
Internal use software, net of accumulated amortization	6,454	6,587
Prepaid expenses and other assets, net of current portion	3	3

Total long term assets	8,094	8,291

TOTAL ASSETS	$20,659	$21,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$786	$1,172
Accrued expenses and other	903	992
Unearned revenue, current portion	8,485	9,782
Deferred rent, current portion	130	115

Total current liabilities	10,304	12,061

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	173	228
Deferred rent, net of current portion	646	716

Total long term liabilities	819	944

TOTAL LIABILITIES	11,123	13,005

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,470,337 and 8,430,605 shares issued; and 8,470,311 and 8,430,579 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,555	352,297
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(343,020)	(343,648)

Total stockholders’ equity	9,536	8,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,659	$21,654

(1) Derived from audited financial statements included in the 2010 Annual Report.

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,056	$5,881	$10,354	$11,906
Content license	559	661	1,111	1,326
Management information reports	131	209	321	427
Other	100	90	203	169

Total revenue	5,846	6,841	11,989	13,828

Cost of revenue	891	1,090	1,796	2,154

Gross margin	4,955	5,751	10,193	11,674

Operating expenses:
Sales and marketing	2,644	3,685	5,291	7,467
Technology and development	999	885	2,040	1,785
General and administrative	1,086	2,318	2,254	3,558

Total operating expenses	4,729	6,888	9,585	12,810

Income / (loss) from operations	226	(1,137)	608	(1,136)

Interest and other income, net	9	55	20	71

Net income / (loss)	$235	$(1,082)	$628	$(1,065)

Unrealized gain on available-for-sale securities	-	2	1	7

Comprehensive income / (loss)	$235	$(1,080)	$629	$(1,058)

Basic net income / (loss) per common share	$0.03	$(0.13)	$0.07	$(0.13)

Diluted net income / (loss) per common share	$0.03	$(0.13)	$0.07	$(0.13)

Basic weighted average shares outstanding	8,468	8,375	8,452	8,330

Diluted weighted average shares outstanding	8,558	8,375	8,554	8,330

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$628	$(1,065)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	1,252	1,464
Loss on abandonment of assets	-	967
Stock-based compensation	145	34
Change in operating assets and liabilities:
Accounts receivable	646	183
Prepaid expenses and other assets	177	182
Accounts payable	(424)	(27)
Accrued expenses	(87)	(204)
Unearned revenue	(1,352)	(104)
Deferred rent	(56)	(43)

Net cash provided by operating activities	929	1,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(351)	(668)
Additions to internal use software	(709)	(1,794)
Purchases of investments	(7,997)	(3,092)
Sales of investments	550	1,692
Maturities of investments	2,024	6,391
Return of security deposits	135	135

Net cash (used in) / provided by investing activities	(6,348)	2,664

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(6)
Proceeds from exercise of stock options	111	47
Repurchase of common stock for minimum tax obligations on options exercise	-	(427)

Net cash provided by / (used in) financing activities	111	(386)

Net (decrease) / increase in cash and cash equivalents	(5,308)	3,665

Cash and cash equivalents, beginning of period	7,522	1,647

Cash and cash equivalents, end of period	$2,214	$5,312

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$1	$7
Property and equipment additions in accounts payable	(40)	(49)
Internal use software additions in accounts payable	(173)	(383)
Proceeds from options exercise	-	807
Repurchase of stock for net settlement of options exercise	-	(807)
Non-cash proceeds from sale of equipment	3	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three and six month periods ended June 30, 2011 or 2010.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

Onvia’s revenues are primarily generated from subscriptions, content licenses and management information reports.  These products and services may be sold individually or together as bundled offerings (“multiple-deliverable arrangements”).  Subscription services are generally annual contracts; however, we also offer extended multi-year contracts to our subscription clients, and content licenses are generally multi-year agreements.  Subscription services and content licenses are recognized ratably over the term of the agreement.  Onvia also generates revenue from fees charged for management reports, onsite training, customer relationship management software (“CRM”) data feeds, document download services, and list rental services.  Revenue from these types of services is recognized upon delivery or performance or, in the case of CRM data feeds, ratably over the term of the agreement. CRM data feeds are included in the “Subscription” category on the Consolidated Statements of Operations.  Management reports are included in the “Management information reports” category on the Consolidated Statements of Operations.  Document download services, list rental services and onsite training are included in the “Other” category on the Consolidated Statements of Operations.

Onvia’s multiple-deliverable arrangements are generally comprised of a combination of subscription services, management information reports, data feed services and /or onsite training.  Onvia’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact revenue recognition.  Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

Onvia adopted the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2011.  This update did not change the units of accounting for its revenue transactions, and most products and services qualify as separate units of accounting. Under the previous guidance for multiple-deliverable arrangements, the Company typically applied the residual method to allocate revenue if it was able to obtain fair value for any undelivered elements, but was unable to determine vendor specific objective evidence (“VSOE”) of fair value or verifiable objective evidence of fair value for the delivered element. The adoption of the amended revenue recognition rules did not significantly change the timing of revenue recognition and did not have a material impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2011.

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

VSOE of selling price is used in the selling price allocation in all instances where it exists.  VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately.  TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As Onvia’s products and services are unique to the market place, it is difficult to obtain the reliable standalone competitive pricing necessary to establish TPE.  ESP represents the best estimate of the price at which the Company would transact a sale if the product or service were sold on a standalone basis.  Onvia determines ESP for a product or service by using profit margin rates that are consistent with historical rates. The determination of ESP is made through consultation with and approval by management.  Onvia may modify or develop new pricing practices and strategies in the future.  As these pricing strategies evolve, the Company may modify its pricing practices in the future, which may result in changes in ESP.  The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple-deliverable arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$1	$3	$2	$1
Sales and marketing	9	15	18	(55)
Technology and development	8	2	16	21
General and administrative	64	43	109	67

Total stock-based compensation	$82	$63	$145	$34

Stock-based compensation in the six months of 2010 includes the impact of options forfeited upon the departure of our Senior Vice President of Sales, which resulted in the reversal of approximately $89,000 in previously recognized expenses on forfeited options.

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.19%	2.25%	2.35%	2.43%
Expected volatility	53%	48%	50%	48%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	4.5	5.5	5.7	5.5

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the three and six months ended June 30, 2011 and 2010.

	Three and Six Months Ended
	June 30,
	2011	2010
Risk-free interest rate	0.10%	0.25%
Expected volatility	55%	51%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three and six months ended June 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2011	1,695,349	$7.12
Options granted	87,000	4.35
Options exercised	(34,000)	2.80
Options forfeited and cancelled	(183,201)	8.53
Total options outstanding at March 31, 2011	1,565,148	$6.89
Options granted	6,000	4.00
Options exercised	-
Options forfeited and cancelled	(6,683)	7.57
Total options outstanding at June 30, 2011	1,564,465	$6.88

Options exercisable at June 30, 2011	1,152,222	$7.91	2.27	$311,821
Options vested and expected to vest at June 30, 2011	1,515,354	$6.98	3.92	$691,900

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $4.58 at June 30, 2011 for options that were in-the-money at June 30, 2011.  The number of in-the-money options outstanding and exercisable at June 30, 2011 was 546,781and 189,493, respectively.

The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2011 was $1.83 and $2.09 per option, respectively, and $3.29 and $3.36 per option, respectively, for the same periods in 2010.

As of June 30, 2011, there was approximately $388,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.78 years.

During the six months ended June 30, 2011, approximately $111,000 was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $47,000 for the same periods of 2010.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the six months ended June 30, 2011:

	Number of shares	Weighted Average Grant Date Fair Value

Non-vested balance at January 1, 2011	-	$-
Granted	13,954	4.12
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at June 30, 2011	13,954	$4.12

All RSUs were granted in the first quarter of 2011 and valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period; however, vesting of these RSUs will accelerate such that the RSUs become fully vested upon completion of Onvia’s 2011 fiscal year if certain financial targets are achieved.  As of June 30, 2011, there was $49,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 2.5 years.  We will continue to evaluate the likelihood of achievement of these financial targets, and will adjust the expected service period if circumstances indicate that it is probable that they will be achieved.

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

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income / (loss)	$235	$(1,082)	$628	$(1,065)

Shares used to compute basic net income/(loss) per share	8,468	8,375	8,452	8,330
Dilutive potential common shares:
Stock options	90	-	102	-
Shares used to compute diluted net income per share	8,558	8,375	8,554	8,330
Basic net income/(loss) per share	$0.03	$(0.13)	$0.07	$(0.13)
Diluted net income/(loss) per share	$0.03	$(0.13)	$0.07	$(0.13)

For the three months ended June 30, 2011, approximately 1.2 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $4.06, were not included in the calculation because the effect would have been anti-dilutive.  For the six months ended June 30, 2011, approximately 1.1 million options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

For the three and six months ended June 30, 2010, options to purchase approximately 1.5 million shares of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position  in those periods.

5.	Short-Term Investments

In accordance with ASC 320,  Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at June 30, 2011, stated at fair value as summarized in the following table (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government backed securities	$4,632	$1	$(1)	$4,632
Certificate of Deposit (1)	2,554	1	(1)	2,554
Corporate Bonds	1,599	-	-	1,599
	$8,785	$2	$(2)	$8,785

(1) We evaluated certificates of deposits held as of June 30, 2011 and concluded that they meet the definition of securities as defined in ASC 320.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at June 30, 2011, stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2011
	Level 1	Level 2	Level 3	Balance as of June 30, 2011
Description
U.S. Government backed securities	$-	$4,632	$-	$4,632
Certificate of Deposit	-	2,554	-	2,554
Corporate Bonds	-	1,599	-	1,599
	$-	$8,785	$-	$8,785

There were no transfers in or out of Level 1 or Level 2 investments during the first six months of 2011, and there was no activity in Level 3 fair value measurements during that period.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Prepaid expenses	$379	$538
Interest receivable	32	20
Other receivables	6	36
	$417	$594

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Computer equipment	$3,726	$3,658
Software	1,115	1,107
Furniture and fixtures	107	107
Leasehold improvements	735	735

Total cost basis	5,683	5,607

Less accumulated depreciation and amortization	(4,283)	(4,188)

Net book value	$1,400	$1,419

During the first six months of 2011, Onvia disposed of $268,000 of fully depreciated computer equipment.

Depreciation expense was $175,000 and $364,000 for the three and six months ended June 30, 2011, respectively, compared to $207,000 and $397,000, respectively, for the same periods of 2010.

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

The following table presents a rollforward of capitalized internal use software for the six months ended June 30, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Abandonments	Balance at June 30, 2011

Capitalized Internal Use Software	$10,201	$756	$(122)	$10,835
Accumulated amortization	(3,614)	(888)	121	(4,381)
	$6,587	$(132)	$(1)	$6,454

During the first six months of 2011, assets that were nearly fully amortized related to aging search technology were replaced with a new platform.  Onvia recorded an immaterial loss on this abandonment in operating expenses under the general and administrative category in the six months ended June 30, 2011.

During the second quarter of 2010, Onvia abandoned three internal use software projects. Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of June 2010 for these three assets. The loss is included in operating expenses under the general and administrative category in the six months ended June 30, 2010.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Payroll and related liabilities	$747	$849
Taxes payable and other	156	143
	$903	$992

10.	New Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance.   ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of this ASU will not have an impact on the Company’s consolidated financial statements, except for the prescribed changes in presentation. The Company does not plan to early adopt this ASU.

In May 2011, the “FASB” issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

11.	Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015.  Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of June 30, 2011, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases

2011	$478	$9	$487
2012	983	18	1,001
2013	1,012	18	1,030
2014	1,042	11	1,053
2015	894	-	894
	$4,409	$56	$4,465

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2011 to 2014.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

2011	$843
2012	868
2013	753
2014	118
$2,582

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  Judgment was entered.  The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Onvia's) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.

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

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of NOL carryforwards to offset future taxable income are subject to substantial annual limitations if we experience a cumulative change in ownership as defined by the Code.  In general, an ownership change, as defined by the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

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

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually by $135,000 in the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date.  The balance will be returned at lease termination in October 2015.  As of June 30, 2011, the outstanding security deposit balance was $135,000.

14.	Preferred Stock Rights

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

Under the 382 Agreement, one Preferred Stock Purchase Right (each, a “Right”) was distributed for each share of Common Stock outstanding as of the close of business on May 23, 2011. If the Rights become exercisable, each Right would initially represent the right to purchase from Onvia one one-thousandth of a share (a “Unit”) of Series RA Junior Participating Preferred Stock, par value $0.0001 per share, of Onvia (the “Series RA Preferred Stock”) for a purchase price of $20.00 (the “Purchase Price”). If issued, each Unit of Series RA Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in clients, contracts, profitability and stockholder value. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

In this Report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly- owned subsidiary.

Company Overview

We are a leading provider of business information and research solutions that help companies plan, market and sell to targeted public sector buyers throughout the United States, or U.S.  The government to business  market place is defined as the market funded by federal, state and local government spending. Our products, proprietary databases and research tools, focus on federal, state, local and educational purchasing entities.  Our information helps our clients proactively track which goods and services government agencies plan to purchase, when they plan to purchase, what they actually purchase, and from whom they purchase.  This business intelligence allows clients to identify new market opportunities, analyze market trends, and obtain useful information about their competitors and channel partners.  We believe our business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

Our business solutions leverage our proprietary databases, which have been compiled over more than eleven years, and include comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our databases provide information on over 7.8 million procurement-related records connected to over 378,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Most of our revenues are currently generated from sales to two customer types: end users, such as business development and sales and marketing executives, and businesses that license our content for redistribution.

Onvia’s solutions for end users include access to the Onvia Online Database, Spending Forecast Center, and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple-deliverable arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates” for a discussion of how sales price is allocated between the elements in a multi-deliverable arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Online Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased, and the number of users accessing database.

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

Industry Background

With the passage of the American Recovery and Reinvestment Act (“ARRA”) in 2009, government spending on goods and services accelerated dramatically and represented more than 40% of the gross domestic product of the United States.  Two years later government spending is at crossroads. The remaining ARRA funding is being spent and federal, state and local agencies face a looming budget deficits, which may result in freezes or cuts to some agencies’ budgets.  Smaller budgets and deficit reduction initiatives may lead to increased competition for contracts, and public sector vendors will be looking for a competitive advantage.  Also, existing budgets may be reallocated to investments in emerging technologies, such as health care, clean water and renewable energy.  Progressive enterprises are recognizing the substantial opportunity and the significant challenges presented by the government to business market and are developing their own strategies to penetrate this sector.  A successful government to business strategy will require businesses to proactively identify new opportunities and changes in government spending behavior in this current landscape.  Businesses may find that they are disadvantaged if they do not have insight about this market and their competitors.

The government to business marketplace is highly competitive.  Identifying relevant projects and partners can be difficult and companies spend a substantial amount of time and effort to locate and research new partners and opportunities to grow in this sector.  The Internet provides short-term visibility into government contracting information for both government agencies and businesses alike, but does not provide the on-demand intelligence or context required to guide strategic decisions.  When an opportunity is identified, more research must be performed to qualify the opportunity, including research on the agency, the decision maker, historical purchasing practices and pricing, and incumbent vendor relationships to name a few.  A comprehensive view of the marketplace and of specific opportunities is necessary to prequalify opportunities, improve win rates, increase contract size and support a public sector strategic plan.

Our comprehensive government procurement database contains much of the relevant decision making information required by businesses on both a historical and real-time basis.  Through our solutions, we provide the market intelligence a business needs to design and manage a public sector strategy, build relationships with agency buyers and private sector contractors, and target more qualified revenue opportunities.  The confluence of these activities should help clients create more winning proposals, increase close rates, increase contract size and, ultimately, increase public sector revenues.

Products and Services

Onvia’s business solutions are tailored to the business objectives of each client, and support both strategic planning and sales and marketing activities.

Strategic Planning
Core to our business solution is the Onvia Online Database, which provides rich search functionality on our proprietary database of local, state and federal government agency purchasing information.  Strategic users of the database can analyze purchasing trends to refine existing target markets, identify new geographic markets, and identify potential new agency buyers.   Based upon the client’s business objectives, we can help provide market intelligence needed for strategic planning such as:

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

In June 2011, we launched functionality to help clients analyze their search results more effectively.  This new data visualization feature helps showcase the power of our database beyond just sales lead generation and notification.  Our next product release is slated for early 2012 and is focused on improving and enhancing the client experience through an improved user interface intended to help clients unlock greater value from our database.  The data visualization features are included with standard access to the Onvia Online Database.

Sales and Marketing
Access to comprehensive and timely agency and procurement information helps sales and marketing organizations effectively identify and qualify government agencies, agency buyers and procurement opportunities within their target markets.  Sales and marketing users of the Onvia Online Database can research project histories, agency buyer contact information, agency relationships with existing vendors and contract awardees, and can evaluate pricing for goods and services.  Comprehensive information on their target market helps businesses improve decision making, enhance proposal quality, and manage agency relationships, all of which should help our clients obtain new procurement awards.

Sales and marketing users of the Agency Center application find it easier to identify and market to the government agencies that buy what they sell. Agency Center helps sales and marketing organizations to:

●
Identify government purchases that never go out to formal bid.  Four out of five government purchases never go out to formal bid, because they fall below agencies’ purchasing thresholds. Businesses can use Agency Center to identify these projects and then register for the vendor lists agencies use to award informal, unpublished projects.

●	Search for projects in their industry, then display the agencies involved with those projects.

●	Search for agencies to target based on location, purchasing history, annual budget, and area of focus.

●
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

●
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

●
Contact Lists – Provide clients a comprehensive list of decision makers, agency procurement officers and zoning officials that can be used to develop relationships and identify potential business partners.

●
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

Industries and Verticals
Our business solutions support the largest industry verticals, with a focus on the infrastructure verticals, which include:

●	Architecture and Engineering

●	Construction and Building Supplies

●	IT / Telecommunications

●	Professional Services

●	Operations and Maintenance Services

●	Transportation

●	Healthcare

●	Water and Energy / Alternative Energy

Within these verticals we provide hard-to-find content, which supports both strategic planning and sales and marketing activities.

Comprehensive Procurement Content
Our database presents sales and marketing with a comprehensive view of a project throughout the most critical phases of the procurement lifecycle including:

●
Advance Notices – alerts businesses of projects in the early stages of the development process, before the bid or request for proposal is released in its final form, or before final zoning and planning board approval;

●	Request for proposals, request for quotes, and related amendments;

●
Planholders and Bidders Lists – provides competitive intelligence by presenting a list of competitors that have acquired plans, specifications, bidding documents and/or proposals for specific projects in the active bid or proposal stage, and a list of competitors who submit bids for prime contracts with the owner of the project;

●	Bid Results and Awards Information – notifies businesses of awarded bids, providing information for use in their own sales and marketing activities; and

●	Grants – supplies federal grant information critical to businesses tracking or applying for publicly-funded projects.

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to compete more effectively in the government business marketplace.  We intend to achieve this mission by delivering exceptional products that offer our customers significant value in maximizing their business in the public sector market.  If we are able to effectively achieve this mission, we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

●
Target prospects with high lifetime value:  We intend to focus our sales and marketing efforts on the prospects that fit the profile of our most valuable clients.  Using our own database we plan to identify companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government. We have compiled a proprietary database of targeted companies which is critical to the execution of our SMB strategy.  The first phase of the database was completed at the end of June 2011.

To address our target market, we are in the process of transforming our Small and Medium Business or “SMB” sales organization from a transactional team into a consultative sales force focused on this targeted market.  The success of this transformation will be measured each quarter by our ability to increase the contract value of new customers acquired from our target market.    In the second quarter of 2011, the ACVC of new SMB clients was $7,174, up 13% from $6,355 in the first quarter of 2011.  ACVC on new accounts grew nicely, but acquisition volume did not accelerate as quickly as planned.  At the end of the second quarter we realigned our SMB sales management to separate responsibilities for SMB acquisition from SMB retention.  We believe the new sales management structure, our maturing acquisition sales force, and the nurture marketing program we launched in July should accelerate pipeline growth throughout 2011 with a corresponding increase in new clients acquired each quarter.  Due to this transition, we believe new client acquisitions will begin to scale by the end of 2011.

●
Expand the distribution of our valuable content through channel sales programs and relationships:  We intend to leverage our content and technology investment over a much wider market without losing focus on our target market.  We believe there are a large number of businesses who leverage government procurement data but are not part of our target market.  Through channel relationships, we believe we can serve this market more economically than through a direct sales model.  Potential strategic partners include trade publishers, lead generation companies, database companies, franchises and business intelligence providers.

Since December 2010, we have contracted with three new partners to resell derivatives of our content through their specific channels.  We believe it will take a few quarters to generate revenue from these relationships.  As of the end of the second quarter of 2011, total content license contract value was $2.1 million, unchanged from first quarter of 2011.  We expect to increase the number of signed contracts in the second half of this year.  The success of this initiative will be measured by our ability to grow this business in 2011 and to sign up new strategic relationships this year.

●
Develop and execute an enterprise sales and marketing program:  We intend to develop and execute an enterprise sales program targeting the largest companies that offer the most business potential for Onvia.  Our current enterprise clients derive the most value from our information services and this client segment has our highest retention rates.

In July 2011, we hired three new enterprise sales executives, increasing the team size to four.  The new team members have had successful careers selling data solutions with industry leaders such as Gartner and First Data.  The team should be productive by the middle of fourth quarter of 2011. Once the team has matured and we have a reasonable basis for measurement, we intend to design success metrics for this initiatives and report on these metrics each quarter.

●
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

To help us clarify our product vision we have created a Customer Advisory Board of ten of our largest clients.  The strategic, market driven dialogue from these meetings is intended to help us solidify and prioritize our product vision for the next 3-4 years. Our Customer Advisory Board met for the first time in June 2011.  In 2011, product development is focused on improving and enhancing the client experience, including an improved user interface, data visualization, and a “vendor center” with in-depth information on those companies that sell to the public sector.

In the second quarter of 2011 we launched functionality to help clients analyze their search results more effectively.  This new data visualization feature helps showcase the power of our database beyond just sales lead generation and notification.  Our next product release is slated for early 2012 and is focused on improving and enhancing the client experience through an improved user interface intended to help clients unlock greater value from our database.

Executive Summary of Results of Operations and Financial Position

We service our clients through two separate business channels:  client subscriptions and content licenses.  Client subscriptions are sold directly to businesses for internal use.  At June 30, 2011, we had approximately 5,100 subscribing clients.  Client subscriptions contributed approximately 86% of our revenue in both the three and six months ended June 30, 2011 and 2010.  The annual contract value, or ACV, of client subscribers was approximately $19.9 million and $24.1 million at June 30, 2011 and 2010, respectively.  The decline in ACV was primarily due to attrition of non-strategic clients and fewer new client acquisitions.   ACV is defined further below.

Our second business channel, content licenses, represents clients who incorporate our data into their own products, or resell our business intelligence directly to their customers.  These clients represented approximately 10% and 9% of our revenue in the three and six months ended June 30, 2011, respectively compared to 10% in the same periods of 2010.  The annual contract value of our content license clients did not change from the prior quarter and was approximately $2.1 million at June 30, 2011.

We also generate revenue from fees charged for management information reports, document download services, and list rental services; these fees represented 4% and 5% of revenue in the three and six months ended June 30, 2011, respectively, compared to 4% in the same periods of 2010.

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

Revenue for the second quarter of 2011 decreased 5% to $5.8 million from $6.1 million in the previous quarter, and 15% from $6.8 million in the same year-ago period.  A major factor in our declining year over year revenue was the continued loss of non-strategic clients. Prior to July 2010, our acquisition sales force drove a high volume of low value transactions, which generally renewed at sub-optimal rates.  At the end of the quarter, the company’s total client base decreased 32% to 5,100 clients compared to 7,500 clients at the end of the same year-ago period.  Nearly 75% of our non-renewals over the last year were considered non-strategic companies under our new targeted account definition.  The number of expiring non-targeted first year accounts begins to decline in the second half of 2011.

ACVC grew 4% from the previous quarter and 20% from the same year-ago period to an average of $3,885 per client.  ACVC improved in the second quarter, in part by targeting more strategic clients and because renewals were weighted toward strategic clients with higher contract values. Our ACVC from new SMB acquisition sales increased to $7,174, up 97% from $3,648 in the second quarter of 2010.

In the second quarter of 2011, QCVC was $4,109, an increase of 16% compared to $3,549 in the second quarter of 2010.  This increase demonstrates our success in targeting larger companies, which have a higher propensity to subscribe to our higher value database products.  The year over year increase in QCVC is due to price increases that took effect in the fourth quarter of 2010, the elimination of low value product offers, and by eliminating low value lead sources.

Year-over-year, unearned revenue decreased by 24% to $8.7 million at June 30, 2011, compared to $11.4 million at June 30, 2010.  The year-over-year decrease is due to a decrease in sales in the last four quarters, compared to the prior year periods, primarily due to decline in retention rates discussed above. Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$5,846	$6,841	$11,989	$13,828

Revenue:
Subscription	86%	86%	86%	86%
Content license	10%	10%	9%	10%
Management information reports	2%	3%	3%	3%
Other	2%	1%	2%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue for the three and six months ended June 30, 2011 and June 30, 2010 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended June 30,	$891	$1,090	$(199)	(18%)
Percentage of Revenue	15%	16%
Six months ended June 30,	$1,796	$2,154	$(358)	(17%)
Percentage of Revenue	15%	16%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable three and six month periods was primarily due to decreases of $156,000 and $305,000, respectively, in third party content costs due to a strategic change in our production model.  Weighted average headcount in our content team was 32 during the second quarter of 2011, compared to 39 in the same period of 2010.  Headcount decreased as a result of higher utilization of third-party content providers.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2011 and June 30, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended June 30,	$2,644	$3,685	$(1,041)	(28%)
Percentage of Revenue	45%	53%
Six months ended June 30,	$5,291	$7,467	$(2,176)	(29%)
Percentage of Revenue	44%	54%

The decrease in expenses for the comparable three month periods is primarily comprised of $501,000 in payroll-related expenses due to decreased headcount and lower commissionable sales, $251,000 in marketing costs primarily as a result of our focus on the new targeted account strategy, $179,000 in allocated expenses, $112,000 in travel and entertainment due to decreased travel to enterprise customers.  Allocated expenses consist of depreciation, amortization and other facilities related expenses and are allocated based on headcount in the respective departments.  The decrease in depreciation, amortization and other facilities related expenses was due to decreased headcount. Weighted average headcount in our sales and marketing teams was 70 during the three months ended June 30, 2011, compared to 104 in the same period in 2010.

The decrease in expenses for the comparable six month periods is primarily comprised of $1.2 million in payroll-related expenses due to decreased headcount and lower commissionable sales, $491,000 in marketing costs for the reasons discussed above, $319,000 in allocated expenses for the reasons noted above, $140,000 in travel and entertainment due to decreased travel to enterprise customers, and $114,000 in severance due to the departure of our Senior Vice President of Sales in the first quarter of 2010.  These decreases were partially offset by a $73,000 increase in stock-based compensation due to an expense reversal in connection with the forfeiture of options upon the departure of our Senior Vice President of Sales in the second quarter of 2010. Weighted average headcount in our sales and marketing teams was 72 during the six months ended June 30, 2011, compared to 102 in the same period in 2010.

Technology and Development

Technology and development expenses for the three and six months ended June 30, 2011 and June 30, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended June 30,	$999	$885	$114	13%
Percentage of Revenue	17%	13%
Six months ended June 30,	$2,040	$1,785	$255	14%
Percentage of Revenue	17%	13%

The increase in expenses for the comparable three month periods is primarily attributed to a $153,000 decrease in capitalized internal use software costs and an $86,000 increase in contract labor, both of which are attributable to the nature of development efforts during the quarter.  A larger percentage of development efforts in first and second quarter 2011 were allocated to maintenance, which is not capitalizable pursuant to ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  These changes were offset by a $80,000 decrease in payroll related expenses due to lower headcount, a $32,000 decrease in facilities related costs, and other individually immaterial changes.  Weighted average headcount in our technology and development teams was 15 during the three and six months ended June 30, 2011, compared to 19 in the same periods in 2010.

The increase in expenses for the comparable six month periods is primarily attributed to a $298,000 decrease in capitalized internal use software costs and $143,000 increase in contract labor for the reasons discussed above.  These changes were offset by a $133,000 decrease in payroll related expenses due to lower headcount, a $76,000 decrease in facilities related costs, and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2011 and June 30, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended June 30,	$1,086	$2,318	$(1,232)	(53%)
Percentage of Revenue	19%	34%
Six months ended June 30,	$2,254	$3,558	$(1,304)	(37%)
Percentage of Revenue	19%	26%

The decrease in expenses for the comparable three month periods is primarily related to a $967,000 abandonment of internal use software in the second quarter of 2010, a $259,000 decrease in severance expenses primarily related to our former CEO’s transition agreement, a $163,000 decrease in contract labor and consultant expenses and a $64,000 decrease in bad debt expenses.  These decreases were offset by an increase of $215,000 in business taxes due to a Washington state tax refund in 2010 associated with a reapportionment of prior year in-state revenues.  Weighted average headcount in this group was 16 during the three months ended June 30, 2011, compared to 17 in the same period in 2010.

The decrease in expenses for the comparable six month periods is primarily related to a $967,000 abandonment of internal use software in the second quarter of 2010, a $259,000 decrease in severance expenses primarily related to our former CEO’s transition agreement, a $232,000 decrease in contract labor and consultant expenses, and a $147,000 decrease in bad debt expenses.  These decreases were offset by an increase of $205,000 in business taxes due to tax refund discussed above, and a $106,000 increase in professional services and legal costs related to the preparation of the Section 382 analysis.  Weighted average headcount in this group was 16 during the six months ended June 30, 2011, compared to 17 in the same periods in 2010.

Interest and Other Income, Net
Net interest and other income was $9,000 and $20,000 for the three and six months ended June 30, 2011, respectively, compared to $55,000 and $71,000, respectively, for the same periods in 2010. Interest expense is immaterial for the three and six months ended June 30, 2011 and 2010.

Net Income and Net Income per Share
Net income for the three months and six months ended June 30, 2011 was $235,000 and $628,000, respectively. We reported net losses of $1.1 million for both three and six months ended June 30, 2010. The increase in net income was primarily due to decreases in operating expenses as discussed above, partially offset by lower revenues.  On a diluted per share basis, net income was $0.03 and $0.07 for the three and six months ended June 30, 2011, compared to net losses of $0.13 for both the three and six months ended June 30, 2010.

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

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.  ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three and six months ended June 30, 2011 or 2010.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by ASC 350-40.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $375,000 and $756,000 in internal use software costs during the three and six months ended June 30, 2011, respectively, compared to $813,000 and $1.7 million, respectively, during the same periods in 2010. Amortization related to capitalized software was $438,000 and $888,000 for the three and six months ended June 30, 2011, compared to $569,000 and $1.1 million in the same periods in 2010.

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

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of NOL carryforwards to offset future taxable income are subject to substantial annual limitations if we experience a cumulative change in ownership as defined by the Code.  In general, an ownership change, as defined by the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $11.0 million at June 30, 2011, and our working capital was $2.3 million.  At June 30, 2011 we held $8.8 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2010 to June 30, 2011, our cash, cash equivalents and short-term investments increased by $115,000 for the reasons described below under operating, investing and financing activities.

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

Operating Activities
Net cash provided by operating activities was $929,000 for the six months ended June 30, 2011, compared to $1.4 million in the same period in the prior year. The decrease in operating cash flow is due primarily to lower year over year sales partially offset by lower operating expenses.

Investing Activities
Net cash used by investing activities was $6.3 million in the six months ended June 30, 2011, compared to net cash provided by investing activities of $2.7 million in the same period in 2010.  The increase of $9.0 million in cash used is attributable to an increase of $4.9 million in purchases of investments, a reduction of $5.5 million in maturities and sales of investments, offset by a decrease of $1.4 million in additions to property and equipment and internal use software.

Financing Activities
Net cash provided by financing activities was $111,000 in the six months ended June 30, 2011, compared to net cash used in financing activities of $386,000 in the same period of 2010.  The increase is primarily due to there being no repurchase of common stock for minimum tax obligations on option exercises in 2011, while $427,000 was paid in the second quarter of 2010.

Recent Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance.   ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of this ASU will not have an impact on our consolidated financial statements, except for the prescribed changes in presentation. The Company does not plan to early adopt this ASU.

In May 2011, the “FASB” issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of this ASU will not have an impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 11, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

The pre-existing risk factors described below should be read in conjunction with the risk factors and related cautionary information disclosed in our 2010 Annual Report and Report on Form 10-Q for the quarter ended March 31, 2011.

•	Risks related to our growth strategy
o	We may be required to increase sales and marketing expenses or change our SMB strategy in order to achieve revenue goals if our assumptions about targeted prospects are inaccurate.
o	The transition of our sales team from a transactional, telemarketing organization to a consultative selling team may take longer than expected.
o
We may fail to attract, hire and retain sales associates who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

o	We may not be successful in the development and execution of an enterprise sales and marketing program.
o	We may not be successful in expanding our channel sales program.
o	The success of clients who are new to the public sector may impact our first year retention rates.
o	We may not be able to increase subscriptions to high value products.
o	If we cannot effectively satisfy clients across all targeted industry verticals, we may decide to target fewer industries, and as a result, may lose clients.
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace.
o	Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings.

•	Risks related to our new product strategy
o	We may fail to introduce new content and products that are broadly accepted by clients, and there may be delays in the introduction of these tools and products.
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings.
o	We may improperly price new product offerings for broad client acceptance.
o	We may overestimate the value of sales and marketing intelligence to companies in the infrastructure marketplace.

•	Financial, economic and market risks
o	Utilization of our net operating loss carryforwards may be subject to further annual limitations under the Internal Revenue Code if a change in control was deemed to have occurred.
o	Political pressure to reduce federal and state spending as a result of federal deficits and state budget shortfalls may lead to reduced spending by government agencies
o	We may not be able to generate positive cash flows from operations.
o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast future performance.
o
The adoption of a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (“NOLs”), may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

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

3.1
Certificate of Designation of Series RA Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 4, 2011 (incorporated by reference from Exhibit 4.1 to Onvia’s Form 8-A filed with the SEC on May 5, 2011 (File No. 000-29609))

3.2	Bylaws of Onvia (incorporated by reference to Exhibit 3.2 from the Form 8-K, filed on May 12, 2011)

4.1
Section 382 Rights Agreement, dated May 4, 2011, by and between Onvia, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series RA Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference from Exhibit 4.1 to Onvia’s Form 8-A filed with the SEC on May 5, 2011 (File No. 000-29609))

4.2
Amendment, dated as of May 4, 2011, to the Rights Agreement, dated as of November 22, 2002, by and between Onvia, Inc. and U.S. Stock Transfer Corp. as rights agent (the predecessor-in-interest to Computershare Trust Company, N.A.) (incorporated by reference from Exhibit 4.3 to Onvia’s Form 8-A/A filed with the SEC on May 5, 2011(File No. 000-29609))

31.1+	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text

+  Filed herewith
++  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ONVIA, INC.

                                      By:  /s/ Henry G. Riner
                                          ------------------------------
                                           Henry G. Riner
                                           President and Chief Executive Officer

                                      By:  /s/ Cameron S. Way
                                          ------------------------------
                                           Cameron S. Way
                                           Chief Financial Officer and Principal Accounting Officer

Date:  August 12, 2011