Form 10-Q
period 2011-09-30
ONVIA INC
filed 2011-11-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common stock, par value $.0001 per share: 8,490,062 shares outstanding as of October 31, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,862	$7,522
Short-term investments, available-for-sale	7,548	3,362
Accounts receivable, net of allowance for doubtful accounts of $36 and $73	1,075	1,750
Prepaid expenses and other current assets, current portion	557	594
Security deposits, current portion	45	135

Total current assets	12,087	13,363

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,381	1,419
Internal use software, net of accumulated amortization	6,315	6,587
Reimbursable tenant improvements	-	147
Long-term investments	850	-
Prepaid expenses and other assets, net of current portion	3	3
Security deposits, net of current portion	90	135

Total long term assets	8,639	8,291

TOTAL ASSETS	$20,726	$21,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$593	$1,172
Accrued expenses and other	803	992
Idle lease accrual, current portion	73	-
Unearned revenue, current portion	8,266	9,782
Deferred rent, current portion	140	115

Total current liabilities	9,875	12,061

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	71	-
Unearned revenue, net of current portion	270	228
Deferred rent, net of current portion	605	716

Total long term liabilities	946	944

TOTAL LIABILITIES	10,821	13,005

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,490,088 and 8,430,605 shares issued; and 8,490,062 and 8,430,579 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,676	352,297
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(342,772)	(343,648)

Total stockholders’ equity	9,905	8,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,726	$21,654

(1) Derived from audited financial statements included in the 2010 Annual Report.

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,821	$5,710	$15,175	$17,616
Content license	558	633	1,669	1,959
Management information reports	142	272	463	699
Other	109	90	312	259

Total revenue	5,630	6,705	17,619	20,533

Cost of revenue	889	972	2,685	3,126

Gross margin	4,741	5,733	14,934	17,407

Operating expenses:
Sales and marketing	2,600	3,394	7,892	10,860
Technology and development	989	968	3,028	2,753
General and administrative	912	1,272	3,166	4,831

Total operating expenses	4,501	5,634	14,086	18,444

Income / (loss) from operations	240	99	848	(1,037)

Interest and other income, net	8	10	28	81

Net income / (loss)	$248	$109	$876	$(956)

Unrealized (loss) / gain on available-for-sale securities	-	(3)	1	4

Comprehensive income / (loss)	$248	$106	$877	$(952)

Basic net income / (loss) per common share	$0.03	$0.01	$0.10	$(0.11)

Diluted net income / (loss) per common share	$0.03	$0.01	$0.10	$(0.11)

Basic weighted average shares outstanding	8,477	8,425	8,460	8,362

Diluted weighted average shares outstanding	8,541	8,465	8,555	8,362

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$876	$(956)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	1,932	2,072
Loss on abandonment of assets	-	967
Idle lease accrual	144	-
Stock-based compensation	235	112
Change in operating assets and liabilities:
Accounts receivable	675	445
Prepaid expenses and other assets	37	174
Accounts payable	(580)	(179)
Accrued expenses	(189)	(160)
Unearned revenue	(1,474)	(1,235)
Deferred rent	(85)	(65)

Net cash provided by operating activities	1,571	1,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(452)	(767)
Additions to internal use software	(1,020)	(2,719)
Purchases of investments	(10,534)	(5,947)
Sales of investments	1,350	2,292
Maturities of investments	4,148	10,203
Return of security deposits	135	135

Net cash (used in) / provided by investing activities	(6,373)	3,197

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(6)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	142	47
Repurchase of common stock for minimum tax obligations on options exercise	-	(427)

Net cash provided by / (used in) financing activities	142	(386)

Net (decrease) / increase in cash and cash equivalents	(4,660)	3,986

Cash and cash equivalents, beginning of period	7,522	1,647

Cash and cash equivalents, end of period	$2,862	$5,633

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(1)	$(4)
Property and equipment additions in accounts payable	(6)	(16)
Internal use software additions in accounts payable	(171)	(133)
Non-cash proceeds from sale of equipment	3	-
Proceeds from options exercise	-	807
Repurchase of stock for net settlement of options exercise	-	(807)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three and nine month periods ended September 30, 2011 or 2010.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

Interim results are not necessary indicative of results for a full year. The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, necessary for a fair presentation of the results for the interim periods presented, consisting of only normal recurring items, except as follows:

Out of Period Adjustments – The results of operations include two adjustments relating to a prior period which have the effect of increasing net income by $98,000 for the nine months ended September 30, 2011 and $136,000 for the three months ended September 30, 2011. The amounts are immaterial to all periods.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, the idle lease accrual, the allowance for doubtful accounts, recoverability of long-lived assets, and the valuation allowance for Onvia’s net operating losses.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from the Company’s estimates.  In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

2.	Revenue Recognition

Onvia’s revenues are primarily generated from subscriptions, content licenses and management information reports.  These products and services may be sold individually or together as bundled offerings (“multiple-deliverable arrangements”).  Subscription services are generally annual contracts; however, we also offer extended multi-year contracts to our subscription clients, and content licenses are generally multi-year agreements.  Subscription services and content licenses are recognized ratably over the term of the agreement.  Onvia also generates revenue from fees charged for management reports, onsite training, data feeds, document download services, and list rental services.  Revenue from these types of services is recognized upon delivery or performance or, in the case of data feeds, ratably over the term of the agreement. Data feeds are included in the “Subscription” category on the Consolidated Statements of Operations.  Management reports are included in the “Management information reports” category on the Consolidated Statements of Operations.  Document download services, list rental services and onsite training are included in the “Other” category on the Consolidated Statements of Operations.

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

Most of Onvia’s products and services qualify as separate units of accounting under the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements.
Onvia evaluated the deliverables in its multiple-deliverable arrangements and concluded that they are separate units of accounting if the delivered item or items have value to the customer on a standalone basis and delivery or performance of the undelivered item(s) is considered probable and substantially in its control.  Revenue is allocated to each deliverable in its multiple-deliverable arrangements based upon their relative selling prices.  Selling price for each deliverable is determined based on a selling price hierarchy.  The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element have been met.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$1	$2	$3	$3
Sales and marketing	16	20	34	(35)
Technology and development	9	11	25	32
General and administrative	64	45	173	112

Total stock-based compensation	$90	$78	$235	$112

Stock-based compensation in the nine months of 2010 includes the impact of options forfeited upon the departure of our Senior Vice President of Sales, which resulted in the reversal of approximately $89,000 in previously recognized expenses on forfeited options.

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	*	2010	2011	2010
Risk-free interest rate	N/A		1.08%	2.35%	2.15%
Expected volatility	N/A		52%	50%	49%
Expected dividends	N/A		0%	0%	0%
Expected life (in years)	N/A		3.7	5.7	5.1

* There were no option grants during the three months ended September 30, 2011.

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the nine months ended September 30, 2011 and 2010. There were no purchase periods that began during the three months ended September 30, 2011 or September 30, 2010.

	Nine Months Ended
	September 30,
	2011	2010
Risk-free interest rate	0.10%	0.25%
Expected volatility	55%	51%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three and nine months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2011	1,695,349	$7.12
Options granted	87,000	4.35
Options exercised	(34,000)	2.80
Options forfeited and cancelled	(183,201)	8.53
Total options outstanding at March 31, 2011	1,565,148	$6.89
Options granted	6,000	4.00
Options exercised	-
Options forfeited and cancelled	(6,683)	7.57
Total options outstanding at June 30, 2011	1,564,465	$6.88
Options granted	-
Options exercised	(19,751)	1.54
Options forfeited and cancelled	(8,614)	10.05
Total options outstanding at September 30, 2011	1,536,100	$6.93

Options exercisable at September 30, 2011	1,137,639	$7.98	2.14	$ 112,299
Options vested and expected to vest at September 30, 2011	1,493,662	$7.02	3.76	$ 196,940

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.38 at September 30, 2011 for options that were in-the-money at September 30, 2011.  The number of in-the-money options outstanding and exercisable at September 30, 2011 was 325,240 and 87,490, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 was $2.09 per option. No options were granted during the three months ended September 30, 2011. The weighted average grant date fair value of options granted during the three and nine month periods ended September 30, 2010 was $1.34 and $2.95 per option, respectively.

As of September 30, 2011, there was approximately $319,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.59 years.

During the nine months ended September 30, 2011, approximately $142,000 was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $47,000 for the same periods of 2010.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the nine months ended September 30, 2011:

	Number of shares	Weighted Average Grant Date Fair Value

Non-vested balance at January 1, 2011	-	$-
Granted	13,954	4.12
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at September 30, 2011	13,954	$4.12

All RSUs were granted in the first quarter of 2011 and valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011, no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period; however, vesting of these RSUs will accelerate such that the RSUs become fully vested upon completion of Onvia’s 2011 fiscal year if certain financial targets are achieved.  As of September 30, 2011, there was $44,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 2.25 years.  We will continue to evaluate the likelihood of achievement of these financial targets, and will adjust the expected service period if circumstances indicate that it is probable that they will be achieved.

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income / (loss)	$248	$109	$876	$(956)

Shares used to compute basic net income/(loss) per share	8,477	8,425	8,460	8,362
Dilutive potential common shares:
Stock options	64	40	95	-
Shares used to compute diluted net income per share	8,541	8,465	8,555	8,362
Basic net income/(loss) per share	$0.03	$0.01	$0.10	$(0.11)
Diluted net income/(loss) per share	$0.03	$0.01	$0.10	$(0.11)

For the three months ended September 30, 2011, approximately 1.2 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock during that three month period of $3.86, were not included in the calculation because the effect would have been anti-dilutive.  For the nine months ended September 30, 2011, approximately 1.1 million options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

For the three months ended September 30, 2010, approximately 1.4 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock during that three month period of $3.16, were not included in the calculation because the effect would have been anti-dilutive.  For the nine months ended September 30, 2010, approximately 1.5 million shares of common stock were excluded from the calculation because the effect would have been anti-dilutive.

5.	Short-Term Investments

In accordance with ASC 320,  Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at September 30, 2011, stated at fair value as summarized in the following table (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-Term Investments
U.S. Government backed securities	$2,939	$-	$-	$2,939
Certificate of Deposit (1)	1,735	-	-	1,735
Corporate Bonds	2,874	-	-	2,874
Total Short-Term Investments	7,548	-	-	7,548
Long-term Investments
U.S. Government backed securities	850	-	-	850
Total Long-Term Investments	850	-	-	850
Total Investments	$8,398	$-	$-	$8,398

(1) We evaluated certificates of deposits held as of September 30, 2011 and concluded that they meet the definition of securities as defined in ASC 320.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at September 30, 2011, stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2011
	Level 1	Level 2	Level 3	Balance as of September 30, 2011
Description
U.S. Government backed securities	$-	$3,789	$-	$3,789
Certificate of Deposit	-	1,735	-	1,735
Corporate Bonds	-	2,874	-	2,874
	$-	$8,398	$-	$8,398

There were no transfers in or out of Level 1 or Level 2 investments during the first nine months of 2011, and there was no activity in Level 3 fair value measurements during that period.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Prepaid expenses	$293	$538
City tax refund receivable	208	-
Interest receivable	43	20
Other receivables	13	36
	$557	$594

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Computer equipment	$3,779	$3,658
Software	945	1,107
Furniture and fixtures	107	107
Leasehold improvements	882	735

Total cost basis	5,713	5,607

Less accumulated depreciation and amortization	(4,332)	(4,188)

Net book value	$1,381	$1,419

During the first nine months of 2011, Onvia disposed of $268,000 of fully depreciated computer equipment and $183,000 of fully depreciated software.

Depreciation expense was $232,000 and $595,000 for the three and nine months ended September 30, 2011, respectively, compared to $194,000 and $591,000, respectively, for the same periods of 2010.

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

The following table presents a rollforward of capitalized internal use software for the nine months ended September 30, 2011 (in thousands):

	Balance at December 31, 2010	Additions	Abandonments	Balance at September 30, 2011
Capitalized Internal Use Software	$10,201	$1,065	$(124)	$11,142
Accumulated amortization	(3,614)	(1,335)	122	(4,827)
	$6,587	$(270)	$(2)	$6,315

During the first nine months of 2011, assets that were nearly fully amortized related to aging search technology were replaced with a new platform.  Onvia recorded an immaterial loss on this abandonment in operating expenses under the general and administrative category in the nine months ended September 30, 2011.

During the second quarter of 2010, Onvia abandoned three internal use software projects. Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of September 2010 for these three assets. The loss is included in operating expenses under the general and administrative category in the nine months ended September 30, 2010.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Payroll and related liabilities	$686	$849
Taxes payable and other	117	143
	$803	$992

10.	New Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance.   ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of this ASU will not have an impact on the Company’s consolidated financial statements, except for the prescribed changes in presentation. The Company does not plan to early adopt this ASU.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

11.	Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015.  Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of September 30, 2011, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases

2011	$239	$5	$244
2012	983	18	1,001
2013	1,012	18	1,030
2014	1,042	11	1,053
2015	894	-	894
	$4,170	$52	$4,222

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

Purchase
Obligations

2011	$536
2012	762
2013	766
2014	251
$2,315

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  Judgment was entered.  The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal.  The District Court ruled that the appellant is not a class member.  The appellant has appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit.

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

On June 27, 2011, the United States Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ position relating to the statute of limitations issue.  The Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters’ Petition.  Underwriters’ brief on the merits was submitted on August 18, 2011, and Simmonds’ brief was submitted on September 26, 2011.  Oral argument in that case is scheduled for November 29, 2011.

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

12.	Idle Lease Accrual

Onvia has a non-cancellable operating lease for 35,000 square feet in its current corporate headquarters building, which expires in October 2015.  2,717 square feet has never been occupied and is still in shell condition.

During the third quarter of 2011, the Company completed a revised staffing forecast for the period of time that covers the remaining term on its office lease. Based on this staffing forecast, the Company does not foresee a need to expand into this vacant space over the remaining term of the lease and no longer expects to derive any future economic benefit from this unused space.

Pursuant to the guidance in ASC 420, Exit or Disposal Cost Obligations, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use-date.  Management has determined that the cease-use-date is September 1, 2011, which approximates the date that the staffing forecast was completed and when management began engaging outside real estate brokers to market the space.  Accordingly, an accrual of approximately $150,000 was recorded in the three months ended September 30, 2011, representing the calculated fair value of Onvia’s remaining obligation on the idle space from the cease-use-date through the lease expiration date, net of estimated future sublease income.  Onvia currently expects that the space will not be sublet until the fourth quarter of 2012.  The accrual is recorded in the “General and administrative” category on the Consolidated Statements of Operations and Comprehensive Income.

13.	Provision for Income Taxes

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

14.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually by $135,000 in the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date.  The balance will be returned at lease termination in October 2015.  As of September 30, 2011, the outstanding security deposit balance was $135,000.

15.	Preferred Stock Rights

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in clients, contracts and contract value, cash flow, profitability and stockholder value and expected stabilization of ACV. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends”, “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

Our business solutions leverage our proprietary databases, which have been compiled over more than eleven years, and include comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our databases provide information on over 9.0 million procurement-related records connected to over 378,000 companies from across approximately 89,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Most of our revenues are generated from sales to two customer types: end users, such as business development and sales and marketing executives, and businesses that license our content for redistribution.

Onvia’s solutions for end users include access to the Onvia Online Database, Spending Forecast Center, and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple-deliverable arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates” for a discussion of how sales price is allocated between the elements in a multi-deliverable arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Online Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

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

Industry Background

With the passage of the American Recovery and Reinvestment Act (“ARRA”) in 2009, government spending on goods and services accelerated dramatically and represented more than 40% of the gross domestic product of the United States.  Two years later government spending is at crossroads. The remaining ARRA funding is being spent and federal, state and local agencies face looming budget deficits, which may result in freezes or cuts to some agencies’ budgets.  Smaller budgets and deficit reduction initiatives may lead to increased competition for contracts, and public sector vendors will be looking for a competitive advantage.  Also, existing budgets may be reallocated to investments in emerging technologies, such as health care, clean water and renewable energy.  Progressive enterprises are recognizing the substantial opportunity and the significant challenges presented by the government-to-business market and are developing their own strategies to penetrate this sector.  A successful government-to-business strategy will require businesses to proactively identify new opportunities and changes in government spending behavior in this current landscape.  Businesses may find that they are disadvantaged if they do not have insight about this market and their competitors.

The government-to-business marketplace is highly competitive.  Identifying relevant projects and partners can be difficult and companies spend a substantial amount of time and effort to locate and research new partners and opportunities to grow in this sector.  The Internet provides short-term visibility into government contracting information for both government agencies and businesses alike, but does not provide the on-demand intelligence or context required to guide strategic decisions.  When an opportunity is identified, more research must be performed to qualify the opportunity, including research on the agency, the decision maker, historical purchasing practices and pricing, and incumbent vendor relationships to name a few.  A comprehensive view of the marketplace and of specific opportunities is necessary to prequalify opportunities, improve win rates, increase contract size and support a public sector strategic plan.

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

Most governmental bodies, such as departments of transportation, city and county governments, and boards of education publish a plan that maps out their major initiatives and forecasts spending over the next 3-6 years.  These spending forecasts generally include the name of the initiative or type of expense, project timing, the funding source and the budget amount.

Businesses can use spending forecasts to inform business development, evaluate and target markets, as advance notices of projects, and for short to mid-term business planning.  We collect plans from state, county and city government agencies, representing over 85% of all government spending.  We add a powerful search tool that allows users to find plans based on keywords, as well as type of agency, location, spending focus, and other plan details.

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

Sales and marketing users of the Agency Center application find it easier to identify and market to the government agencies that buy what they sell. Agency Center helps sales and marketing organizations to:

·
Identify government purchases that never go out to formal bid.  Four out of five government purchases never go out to formal bid, because they fall below agencies’ purchasing thresholds. Businesses can use Agency Center to identify these projects and then register with the agencies to get on  the vendor list agencies use to award informal, unpublished projects.

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

To address our target market, we are in the process of transforming our Small and Medium Business or “SMB” sales organization from a transactional team into a consultative sales force focused on this targeted market.  The success of this transformation will be measured each quarter by our ability to increase the contract value of new customers acquired from our target market.  In July 2011, we realigned our SMB sales management to separate responsibilities for SMB acquisition and SMB retention.  We believe the new sales management structure, our maturing acquisition sales force, and the nurture marketing program we launched in July should accelerate pipeline growth through the balance of 2011 with a corresponding increase in contract value from new client acquisitions.  Due to this transition, we believe new client acquisitions will begin to scale by early 2012.

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

Since December 2010, we have contracted with six new partners to resell derivatives of our content through their specific channels.  We expect the contract value on these partnerships to slowly build over a six to twelve month period.  We expect to increase the number of signed contracts in the fourth quarter of this year.  We will continue to measure the success of this initiative by our ability to increase contract value with existing partners and to sign up new strategic relationships this year.

·
Develop and execute an enterprise sales and marketing program:  We intend to develop and execute an enterprise sales program targeting the largest companies that offer the most business potential for Onvia.  Our current enterprise clients derive the most value from our information services and this client segment has our highest retention rates.

In the third quarter, we began to invest in our enterprise program, and began building a team of experienced sales professionals.  Our new team should be productive by end of 2011. Once the team has matured and we have a reasonable basis for measurement, we intend to design success metrics for this initiative and report on these metrics each quarter.

·
Enhance the strategic application of our products and research tools:  Today, many clients use Onvia for lead generation.  Our target market has additional needs beyond lead generation to help them maximize their business with the public sector such as competitive analysis, market sizing and pricing analysis.  Providing these additional applications in the future will strengthen our relationship with our customers and drive additional contract value per customer for Onvia in the future.  We are building the foundation today to deliver these additional more strategic applications in the future by expanding our content and enhancing our platform.

On the content side, we strive to cover 95% of all publicly available bids and RFPs and we add new sources daily.  In the third quarter, we initiated coverage on 793 new agencies and also added 190 secondary sources to broaden coverage in existing agencies.  Concurrently, we are expanding our comprehensive coverage of these agencies to include awards, plan holders lists, advance notices, and value added documents, such as plans and specifications in key regions.  The expanding coverage and quality of our content should drive incremental value to our existing customers and power the additional new products to be launched over the next 2 years.

Our next platform release is slated for early 2012 and is focused on enhancing the client experience.  This release will provide customers with an improved user interface to improve client adoption and help clients unlock greater value from our database.  The release includes significant navigation enhancements to increase the “findability” of information in our database.  Improved information architecture will present search results in an intuitive way that supports informed decision making.   The new user interface should help us more effectively demonstrate value to prospects to accelerate new client acquisitions, and increase product adoption across our entire client base to drive client satisfaction.

Executive Summary of Results of Operations and Financial Position

We service our clients through two separate business channels:  client subscriptions and content licenses.  Client subscriptions are sold directly to businesses for internal use.  At September 30, 2011, we had approximately 4,700 subscribing clients.  Client subscriptions contributed approximately 86% of our revenue in both the three and nine months ended September 30, 2011, compared to approximately 85% and 86% of our revenue in the three and nine months ended September 30, 2010.  The annual contract value, or ACV, of client subscribers was approximately $19.0 million and $23.0 million at September 30, 2011 and 2010, respectively.  The decline in ACV was primarily due to attrition of non-strategic clients and fewer new client acquisitions.   ACV is expected to stabilize in early 2012 as first year client retention improves and client acquisitions begin to scale. ACV is defined further below.

Our second business channel, content licenses, represents clients who incorporate our data into their own products, or resell our business intelligence directly to their customers.  These clients represented approximately 10% and 9% of our revenue in the three and nine months ended September 30, 2011, respectively, compared to 10% in the same periods of 2010.  The annual contract value of our content license clients increased by $114,000 from the prior quarter and was approximately $2.2 million at September 30, 2011.

We also generate revenue from fees charged for management information reports, document download services, and list rental services; these fees represented 4% and 5% of revenue in the three and nine months ended September 30, 2011, respectively, compared to 5% and 4%, respectively, in the same periods of 2010.

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

Revenue for the third quarter of 2011 decreased 4% to $5.6 million from $5.8 million in the previous quarter and decreased 16% from $6.7 million in the same year-ago period.  Consistent with our previously communicated turnaround plan, Onvia is focused on a small, targeted market of prospects which are committed long-term to the public sector.  Under the previous transactional business model, our target market was extremely broad, and we acquired a large number of non-strategic clients which were not adequately profitable.  We no longer invest in acquiring non-strategic clients, and our client base has declined as expected as we transition to our more profitable target market.  Our declining year over year revenue is directly attributable to this planned decline in non-strategic clients.

At the end of the third quarter, Onvia’s total client base decreased 31% to 4,700 clients compared to 6,800 clients in the same year-ago period.  Nearly 70% of our non-renewals over the last year were non-strategic clients under our new targeted account definition.

ACVC grew 4% from the previous quarter and 19% from the same year-ago period to an average of $4,027 per client.  ACVC improved in the third quarter, in part by targeting more strategic clients and because renewals were weighted toward strategic clients with higher contract values. Our ACVC from new SMB acquisition sales increased to $7,163, up 49% from $4,802 in the third quarter of 2010.

In the third quarter of 2011, QCVC was $4,371, an increase of 8% compared to $4,030 in the third quarter of 2010.  The year over year increase in QCVC is due to price increases that took effect in the fourth quarter of 2010, the elimination of low value product offers, and the elimination of low value lead sources.

Year-over-year, unearned revenue decreased by 17% to $8.5 million at September 30, 2011, compared to $10.3 million at September 30, 2010.  The year-over-year decrease is due to a decrease in sales in the last four quarters, compared to the prior year periods, primarily due to the loss of non-strategic clients as discussed above. Unearned revenue consists of payments received for prepaid subscriptions whose terms extend into periods beyond the balance sheet date, as well as the invoiced portion of contracts whose terms extend into periods beyond the balance sheet date.

Seasonality

Our customer acquisition business is subject to some seasonal fluctuations.  The second and third quarters are generally slower than the first and fourth quarters for customer acquisition.  The construction industry is our single largest market and these prospects are typically engaged on projects during the spring and summer months, not prospecting for new work, which causes new customer acquisition to decline compared to the first and fourth quarters in the year.  For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$5,630	$6,705	$17,619	$20,533

Revenue:
Subscription	86%	85%	86%	86%
Content license	10%	10%	9%	10%
Management information reports	2%	4%	3%	3%
Other	2%	1%	2%	1%
Total revenue	100%	100%	100%	100%

Cost of revenue for the three and nine months ended September 30, 2011 and September 30, 2010 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended September 30,	$889	$972	$(83)	(9%)
Percentage of Revenue	16%	14%
Nine months ended September 30,	$2,685	$3,126	$(441)	(14%)
Percentage of Revenue	15%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable three and nine month periods was primarily due to decreases of $66,000 and $375,000, respectively, in third party content costs due to a strategic change in our production model.  Weighted average headcount in our content team was 33 during the third quarter of 2011, compared to 38 in the same period of 2010.  Headcount decreased as a result of higher utilization of third-party content providers.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended September 30,	$2,600	$3,394	$(794)	(23%)
Percentage of Revenue	46%	51%
Nine months ended September 30,	$7,892	$10,860	$(2,968)	(27%)
Percentage of Revenue	45%	53%

The decrease in expenses for the comparable three month periods is primarily comprised of $624,000 in payroll-related expenses due to decreased headcount and lower commissionable sales, and $166,000 in marketing costs primarily as a result of our leveraging our proprietary database to identify prospects that align with our targeted account strategy. Weighted average headcount in our sales and marketing teams was 73 during the three months ended September 30, 2011, compared to 87 in the same period in 2010.

The decrease in expenses for the comparable nine month periods is primarily comprised of $1.8 million in payroll-related expenses due to decreased headcount and lower commissionable sales, $657,000 in marketing costs for the reasons discussed above, $177,000 in travel and entertainment due to decreased travel, $152,000 in amortization expense, $115,000 in severance due to the departure of our Senior Vice President of Sales in the first quarter of 2010, and $104,000 in allocated facilities costs due to decreased headcount. These decreases were partially offset by a $70,000 increase in stock-based compensation due to an expense reversal in connection with the forfeiture of options upon the departure of our Senior Vice President of Sales in the second quarter of 2010. Weighted average headcount in our sales and marketing teams was 72 during the nine months ended September 30, 2011, compared to 97 in the same period in 2010.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended September 30,	$989	$968	$21	2%
Percentage of Revenue	18%	14%
Nine months ended September 30,	$3,028	$2,753	$275	10%
Percentage of Revenue	17%	13%

The increase in expenses for the comparable three month periods is primarily attributed to a $131,000 decrease in capitalized internal use software costs (primarily salaries and benefits) attributable to the nature of development efforts during the quarter.  A larger percentage of development efforts in third quarter of 2011 were allocated to maintenance, which is not capitalizable pursuant to ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  This change was offset by a $107,000 decrease in payroll related expenses due to lower headcount and lower vacation expense.  Weighted average headcount in our technology and development teams was 15 during the three and nine months ended September 30, 2011, compared to 19 in the same periods in 2010.

The increase in expenses for the comparable nine month periods is primarily attributed to a $429,000 decrease in capitalized internal use software costs and $164,000 increase in contract labor for the reasons discussed above.  These changes were offset by a $239,000 decrease in payroll related expenses primarily due to lower headcount, a $92,000 decrease in facilities related costs, and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Three months ended September 30,	$912	$1,272	$(360)	(28%)
Percentage of Revenue	16%	19%
Nine months ended September 30,	$3,166	$4,831	$(1,665)	(34%)
Percentage of Revenue	18%	24%

The decrease in expenses for the comparable three month periods is primarily related to a $239,000 decrease in business taxes, primarily due to an out of period adjustment as disclosed in Note 1 to the financial statements, a $133,000 decrease in contract labor and consultant expenses due in part to fees related to our CEO search, a $64,000 decrease in professional services and other individually immaterial items. These decreases were offset by a $124,000 increase in facilities costs primarily related to the idle lease accrual discussed below under “Critical Accounting Policies and Management Estimates”.  Weighted average headcount in this group was 17 during the three months ended September 30, 2011, compared to 18 in the same period in 2010.

The decrease in expenses for the comparable nine month periods is primarily related to a $967,000 abandonment of internal use software in the second quarter of 2010, a $272,000 decrease in severance expenses primarily related to our former CEO’s transition agreement, a $366,000 decrease in contract labor and consultant expenses in part due to fees related to the CEO search and reduced public relations costs, and a $156,000 decrease in bad debt expenses.  These decreases were offset by an increase of $116,000 in facilities costs primarily related to the idle lease accrual. Weighted average headcount in this group was 17 during the nine months ended September 30, 2011, compared to 18 in the same periods in 2010.

Interest and Other Income, Net
Net interest and other income was $8,000 and $28,000 for the three and nine months ended September 30, 2011, respectively, compared to $10,000 and $81,000, respectively, for the same periods in 2010. Other income for the nine months ended September 30, 2010 includes a one-time refund of $39,000 from our credit card processor. The balance of the year over year decline is due to lower prevailing interest rates. We did not incur any interest expense in the three or nine months ended September 30, 2011, or in the three months ended September 30, 2011. Interest expense in the nine months ended September 30, 2010 was immaterial.

Net Income and Net Income per Share
Net income for the three and nine months ended September 30, 2011 was $248,000 and $876,000, respectively. We reported net income of $109,000 and net losses of $1.0 million for the three and nine months ended September 30, 2010, respectively. The increase in net income was primarily due to decreases in operating expenses as discussed above, partially offset by lower revenues.  On a diluted per share basis, net income was $0.03 and $0.10 for the three and nine months ended September 30, 2011, compared to net income of $0.01 and net losses of $0.13 for the three and nine months ended September 30, 2010, respectively.

Critical Accounting Policies and Management Estimates

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ significantly from our estimates.  In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.  Our critical accounting policies involve judgments associated with our accounting for revenue recognition, stock-based compensation, property and equipment, internal use software, income taxes, idle lease accrual, accounts receivable and allowance for doubtful accounts.

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

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-40, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.  ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three and nine months ended September 30, 2011 or 2010.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  As a result, we capitalize qualifying computer software costs incurred during the “application development stage” and other costs as permitted by ASC 350-40.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.  We capitalized $309,000 and $1.1 million in internal use software costs during the three and nine months ended September 30, 2011, respectively, compared to $677,000 and $2.4 million, respectively, during the same periods in 2010. Amortization related to capitalized software was $447,000 and $1.3 million for the three and nine months ended September 30, 2011, compared to $413,000 and $1.5 million in the same periods in 2010.

During the first nine months of 2011, assets that were nearly fully amortized related to aging search technology were replaced with a new platform.  Onvia recorded an immaterial loss on this abandonment in operating expenses under the general and administrative category in the nine months ended September 30, 2011.

During the second quarter of 2010, Onvia abandoned three internal use software projects. Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of September 2010 for these three assets. The loss is included in operating expenses under the general and administrative category in the nine months ended September 30, 2010.

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

Idle Lease Accrual
We have a non-cancellable operating lease for 35,000 square feet in our current corporate headquarters building, which expires in October 2015.  2,717 square feet has never been occupied and is still in shell condition.

During the third quarter of 2011, we completed a revised staffing forecast for the period of time that covers the remaining term on our office lease. Based on this staffing forecast, we do not foresee a need to expand into this vacant space over the remaining term of the lease and no longer expect to derive any future economic benefit from this unused space.

Pursuant to the guidance in ASC 420, Exit or Disposal Cost Obligations, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use-date.  Management has determined that the cease-use-date is September 1, 2011, which approximates the date that the staffing forecast was completed and when management began engaging outside real estate brokers to market the space.  Accordingly, an accrual of approximately $150,000 was recorded in the three months ended September 30, 2011, representing the calculated fair value of our remaining obligation on the idle space from the cease-use-date through the lease expiration date, net of estimated future sublease income.  We currently expect that the space will not be sublet until the fourth quarter of 2012.  The accrual is recorded in the “General and administrative” category on the Consolidated Statements of Operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $10.4 million at September 30, 2011, and our working capital was $2.2 million.  At September 30, 2011 we held $7.5 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2010 to September 30, 2011, our cash, cash equivalents and short-term investments decreased by $474,000 for the reasons described below under operating, investing and financing activities.

As we continue to transition our marketing and sales efforts to a consultative selling model concentrating on a focused target market, we may experience a decrease in sales and cash flow in the near term.  However, we expect that, over the longer term, focusing on our target market will result in improved retention rates and ACV and, ultimately, increased sales, cash flow and operating income.  Until such time as we are able to generate recurring positive cash flow and earnings, we will utilize our current cash, cash equivalents, short-term investments and current revenues to fund operations.

If the decline in the renewal rates of non-strategic clients continues, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

Operating Activities
Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2011, compared to $1.2 million in the same period in the prior year. The increase in operating cash flow is due to an increase in vendor payments due to timing, and lower year over year sales offset by lower operating expenses.

Investing Activities
Net cash used by investing activities was $6.4 million in the nine months ended September 30, 2011, compared to net cash provided by investing activities of $3.2 million in the same period in 2010.  The increase of $9.6 million in cash used is attributable to an increase of $4.6 million in purchases of investments, a reduction of $7.0 million in maturities and sales of investments, offset by a decrease of $2.0 million in additions to property and equipment and internal use software.

Financing Activities
Net cash provided by financing activities was $142,000 in the nine months ended September 30, 2011, compared to net cash used in financing activities of $386,000 in the same period of 2010.  The increase is primarily due to there being no repurchase of common stock for minimum tax obligations on option exercises in 2011, while $427,000 was paid in the second quarter of 2010.

Recent Accounting Pronouncements

Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to us.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Risks related to our growth strategy
o	We may be required to increase sales and marketing expenses, or change our SMB strategy in order to achieve revenue goals if our assumptions about targeted prospects are inaccurate.
o	The transition of our sales team from a transactional, telemarketing organization to a consultative selling team may take longer than expected.
o
We may fail to attract, hire and retain sales associates who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

o	We may not be successful in the development and execution of an enterprise sales and marketing program.
o	We may not be successful in expanding our channel sales program.
o	The success of clients who are new to the public sector may impact our first year retention rates.
o	We may not be able to increase subscriptions to high value products.
o	If we cannot effectively satisfy clients across all targeted industry verticals, we may decide to target fewer industries, and as a result, may lose clients.
o	Our competitors may develop similar technologies that are more broadly accepted in the marketplace.
o	Rapid advances in technology and new mediums for distributing information may diminish the value of our service offerings.

•	Risks related to our new product strategy
o	We may fail to introduce new content and products that are broadly accepted by clients, and there may be delays in the introduction of these tools and products.
o	We may be unable to control the cost of ongoing content collection or the cost of collecting new content types to support new product offerings.
o	We may improperly price new product offerings for broad client acceptance.
o	We may overestimate the value of sales and marketing intelligence to companies in our target market.

•	Financial, economic and market risks
o	Utilization of our net operating loss carryforwards may be subject to further annual limitations under the Internal Revenue Code if a change in control was deemed to have occurred.
o	Political pressure to reduce federal and state spending as a result of federal deficits and state budget shortfalls may lead to reduced spending by government agencies
o	We may not be able to generate positive cash flows from operations.
o	Our quarterly financial results are subject to fluctuations that may make it difficult to forecast future performance.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

3.1	Amended and Restated Bylaws of Onvia (incorporated by reference to Exhibit 3.2 from the Form 8-K, filed on September 1, 2011)

10.1*+	Form of Indemnification Agreement between Onvia and each of its officers and directors approved by Board of Directors on May 30, 2011

31.1+	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Cameron S. Way, Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text

*  Executive Compensation Plan or Agreement
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

Date:  November 14, 2011