Form 10-K
period 2011-12-31
ONVIA INC
filed 2012-03-30
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission File Number 001-35164
______________
ONVIA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1859172
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
509 Olive Way, Suite 400, Seattle, Washington 98101
(Address of Principal Executive Offices)
 (206) 282-5170
(Registrant’s Telephone Number, Including Area Code)
______________
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $.0001 par value per share	The NASDAQ Capital Market
Rights to Purchase Series RA Junior Participating Preferred Stock	The NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:
None
______________
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2011, as reported on the NASDAQ Capital Market, was $22,995,805.

The number of shares of the registrant’s common stock outstanding at March 1, 2012 was 8,512,338.

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2011

PART I

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in revenue, clients, contracts and contract value, cash flow, profitability and stockholder value and expected stabilization of ACV. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends”, “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

In this report, we rely on and refer to information and statistics regarding the markets for various products. We obtained this information from third-party sources, discussions with our clients and our own estimates. We believe that these third-party sources are reliable, but we have not independently verified them and there can be no assurance that they are accurate.

ITEM 1.	BUSINESS

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.

Company Overview

Onvia is a leading provider of business information and research solutions that help companies plan, market and sell to government agencies throughout the United States, or U.S.  Onvia’s business solution provides clients online access to a proprietary database of government procurement opportunities across the federal, state, local, and education sectors. The business intelligence derived from our database allows clients to identify new market opportunities, analyze market trends, and obtain insights about their competitors and channel partners.  We believe our business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

Since 2000, Onvia’s strategy was to provide actionable and timely public sector sales leads to companies of all sizes.  For a number of years, Onvia delivered hard to find, actionable content at a very reasonable price.  This business model was transactional in nature and as the client base grew, the business became difficult to scale.   The broad target market and the generic value proposition of sales leads did not maximize the pricing power of a high value, high margin information business.  Financial results became unpredictable and unsustainable under this model.

Between 2008 and 2010, Onvia invested significantly upgrade its technology infrastructure and built the foundation for a robust proprietary database.  In 2011, Onvia began to transform the business model to leverage this investment and deliver the high, differentiated value of a rich public sector procurement database.   The powerful public procurement database includes proprietary content and analytical tools that deliver essential insight and intelligence required by the market to effectively do business with state and local governments.  Onvia now targets a well-defined market of companies that have a long term strategic interest in the public sector, and the government market is a core part of their business.  All three of our sales channels, Small/Medium Business, Enterprise, and Channel, focus on this market.  The high margins of this model provide the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

We developed a three-year product roadmap in 2011 to realize this vision.   Last year, we began to move beyond content aggregation to content normalization and enhancement.  We achieved the first product milestone in February 2012 with the launch of “Onvia 5,” which improved the usability and “findability” features of the database.   We will begin normalizing key

data types to deliver more relevant search results, and will represent the foundation for a series of strategic analytical tools that we plan to launch in 2013.

Onvia’s solution includes access to the Onvia Online Database, Spending Forecast Center, and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple elements arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates” for a discussion of how sales price is allocated between the elements in a multiple elements arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Online Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

Most of Onvia’s revenues are generated from sales to companies that leverage our information for their own internal use, and to businesses that license our content for redistribution.  Revenue from businesses who license our content for resale to their own clients is classified as content license revenue.  Content license contracts are generally multi-year arrangements that are invoiced on a monthly or quarterly basis, and these agreements typically have a higher annual contract value than our subscription-based services.  Revenue from content license agreements is recognized ratably over the term of the agreement.

Onvia was incorporated in January 2000 in the state of Delaware.  Our principal corporate office is located in Seattle, Washington.  Our securities trade on The NASDAQ Capital Market under the symbol ONVI.

Industry Background

Selling to the public sector is highly competitive and insight into this market is extremely valuable.  The variety, volume and unstructured nature of public sector information make it difficult for businesses to analyze and evaluate the market for their goods and services.   The agency reporting process provides short term visibility into specific government contracting information and events, but does not provide businesses the on-demand intelligence or context required to guide strategic decisions.  There is a strong need for a single source of procurement information, where businesses can evaluate opportunities using standardized data and interpretive analysis.

 The procurement capture process is complicated and comprised of multiple elements and information types.   Businesses must evaluate a variety of different sources of procurement information and activities to understand their individual markets and to make strategic decisions.  These data types include:

• Annual Budgets	• Plan holders lists
• Capital Improvement Plans	• Bidders lists
• Requests for Quotes	• Bid Results
• Requests for Proposals	• Awards
• Amendments	• Other trigger events, such as City Council Minutes
• Term contracts

Individually, these sources rarely provide the context necessary to make informed decisions.   All of these sources should be reviewed collectively to qualify an opportunity, including research on the agency, the decision maker, historical purchasing practices and pricing, and incumbent vendor relationships to name a few.  For a comprehensive understanding of the public sector procurement market for specific goods and services, this in depth research must be ongoing and continuous.  This research is extremely inefficient and in many cases, impossible.

A database of standardized public sector procurement information is necessary to provide a comprehensive view of specific opportunities and of the overall marketplace.  Combined with the right analytical tools, this database can provide the essential insight and intelligence required to prequalify opportunities, improve win rates, increase contract size and support a public sector strategic plan.  We believe that we have the historical content and infrastructure to create this proprietary database over the next 24 months.

Onvia’s Comprehensive Online Database

Onvia’s database of proprietary public sector information has been built over more than eleven years, and includes comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our database provides information on over 4.0 million procurement-related records connected to over 378,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Information related to each stage of the procurement cycle is linked together to provide a comprehensive view of each project including:

·
Advance Notices – alerts businesses of projects in the early stages of the development process, before the bid or request for proposal is released in its final form, or before final zoning and planning board approval;

·	Bids, Request for proposals, request for quotes, cancellations, and related amendments;
·
Planholders and Bidders Lists – provides competitive intelligence by presenting a list of competitors that have acquired plans, specifications, bidding documents and/or proposals for specific projects in the active bid or proposal stage, and a list of competitors who submit bids for prime contracts with the owner of the project;

·	Bid Results and Awards Information – notifies businesses of awarded bids, providing information for use in their own sales and marketing activities; and
·	Grants – supplies federal grant information critical to businesses tracking or applying for publicly-funded projects.

The database can be analyzed using many different search filters including:

• Industry Vertical • State • Publication Date • Submittal Date • Procurement Type	• Level of Government • Agency Function • Set Aside Requirements • Awarded Contract Value

Our database includes many of important data fields to further qualify opportunities as available, including:

• Bid Information	• Agency Information
o Document title and extract	o Agency name
o Publication date	o Agency function
o Pre-bid meeting date	o Agency bid number
o Submittal date	o Address
o Product documents	o Phone number
o Contract term	o Website link
o NIGP code	• Buyer information
o Plan price	o Buyer name
• Planholders/Bidders lists	o Buyer address
o Vendor name	o Buyer email
o Vendor address	o Buyer phone number
o Contact name and title	o Buyer fax number
o Contact email
• Award Information
o Awarded vendors
o Contract value

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

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to compete more effectively in the government business marketplace.  We intend to achieve this mission by delivering exceptional products that offer our clients significant value in maximizing their business in the public sector market.  If we are able to effectively achieve this mission, we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

·
Enhance the strategic application of our products and research tools:  Today most of our clients use our database to generate public sector sales leads. Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our clients. These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  In 2011 we created a Customer Advisory Board of ten of our largest clients to give us feedback on the strategic direction of our product roadmap.  We also reach out to our clients with quarterly surveys, as well as harnessing their feedback on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our clients, we believe we can deliver strategic products that offer our clients significant value in maximizing their business in the public sector market.

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

Our business solutions support the largest industry verticals, with a focus on the infrastructure verticals, which include:

o	Architecture and Engineering
o	Construction and Building Supplies
o	IT / Telecommunications
o	Professional Services
o	Operations and Maintenance Services
o	Transportation
o	Healthcare
o	Water and Energy / Alternative Energy
·	Expand the distribution of our valuable content through channel sales programs and partnerships:

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

Products and Services

Onvia’s business solutions are tailored to the business objectives of each client, and support both strategic planning and sales and marketing activities.  We offer our clients specialized tools to access, analyze and evaluate our information.  Over time, we expect to continue to enhance our existing information, marketing and analytic services and develop additional services that make use of our comprehensive database to meet the needs of our existing clients and well as potential new categories of clients.  Our key offerings are described below.

Onvia Online Database  - Onvia’s flagship business solution is the Onvia Online Database which provides rich search functionality on our proprietary database of local, state and federal government agency purchasing information. Our database is organized around two key hubs of information, Project Center and Agency Center.

Project Center provides our clients with a complete view of individual public sector procurement projects at each stage of the purchasing cycle.  Project Center makes it easier for clients to identify and qualify opportunities to sell their goods and services into public sector.  Project Center should help our clients:

•	Analyze purchasing trends to refine existing target markets and identify new geographic markets
•	Identify and qualify projects or purchases for specific goods and services nationwide
•	Identify and monitor potential competitors using plan holders lists and bidder lists
•	Identify potential subcontracting opportunities on major projects
•	Evaluate awards for pricing analyses
•	Identify and build relationships with the agency buyers of specific goods and services
•	Understand agency relationships with existing vendors
•	Build marketing lists of agency buyers and potential vendor partners
•	Obtain bid documents, plans and specification documents to qualify projects

Agency Center provides users with agencies’ procurement histories, current projects, and spending forecasts in a single application.  Agency Center helps businesses identify and qualify government agencies, agency buyers and procurement opportunities within their target markets.  By developing agency relationships, users can identify government purchases that never go out to formal bid.  Four out of five government purchases never go out to formal bid, because they fall below agencies’ purchasing thresholds.  Agency Center is included with standard access to the Onvia Online Database.

Spending Forecast Center – In June 2010, Onvia launched Spending Forecast Center, to provide insight into budgets and capital improvement plans of agencies within the top 366 Metropolitan Statistical Areas in the United States.  Spending Forecast Center provides valuable, strategic information on future capital spending used by larger corporations to execute their public sector strategies. Most governmental bodies, such as departments of transportation, city and county governments, and boards of education publish a plan that maps out their major initiatives and forecasts spending over the next 3-6 years.  These spending forecasts generally include the name of the initiative or type of expense, project timing, the funding source and the budget amount. Businesses can use spending forecasts to inform business development, evaluate and target markets, as advance notices of projects, and for short to mid-term business planning.  We collect plans from state, county and city government agencies, representing over 85% of all government spending.  We add a powerful search tool that allows users to find plans based on keywords, as well as type of agency, location, spending focus, and other plan details.

The Onvia Guide – The Onvia Guide automatically tracks the procurement activity of the agencies, industries and markets customized for each client.  Clients receive their tailored Onvia Guide delivered to their inbox every day.  Daily use of the Onvia Guide provides clients with next day notification of key events and updates within their public sector market.  The Onvia Guide can be purchased separately or comes bundled with a subscription to the Onvia Online Database.

Management Reports - We also provide our clients with management reports to help target upcoming contract renewals, identify agency buyers, and inform the proposal development process. These solutions include:

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

Clients

Our clients are businesses that are strategically focused on selling their goods and services into the public sector.  We sell into this target market through all three of our sales outlets:  Small/Medium Business, Enterprise, and Content Licenses.  Our Enterprise sales channel targets the largest prospects within our target market.  Content license clients incorporate our data into their own products, or resell our business intelligence directly to their clients.

Prior to 2011, our target market was extremely broad, and we acquired a large number of non-strategic clients which were not adequately profitable.  We no longer invest in acquiring non-strategic clients, and our client base has declined as expected as we transition to our more profitable target market.

We manage the business using the following key client metrics:

Annual Contract Value, or ACV
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. Content licenses are excluded from ACV.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products. This excludes clients to the Company’s entry level Metropolitan notification product.

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

At the end of the fourth quarter, Onvia’s total client base decreased 27% to 4,500 clients compared to 6,200 clients in the same year-ago period.  In the fourth quarter, we lost clients at much slower rate than in previous quarters.

ACVC for the fourth quarter of 2011 grew 2% from the previous quarter and 16% from the same year-ago period to an average of $4,114 per client.  ACVC improved, in part by targeting more strategic clients and because renewals were weighted toward strategic clients with higher contract values.

In the fourth quarter of 2011, QCVC was $4,813, an increase of 12% compared to $4,279 in the fourth quarter of 2010.  The year over year increase in QCVC is due to price increases that took effect in the fourth quarter of 2010, the elimination of low value product offers, and the elimination of low value lead sources.

 Sales and Marketing Strategy

As of December 31, 2011, we had 74 inside sales, marketing and customer support employees with the majority of our sales force located in our headquarters in Seattle, Washington.  We also had five field sales representatives also headquartered in Seattle.

In 2011, our Small and Medium Business or SMB sales organization was transformed from a transactional telemarketing model to a professional consultative selling organization.  Under this business model, the acquisition sales force is responsible for identifying the business objectives of a prospect, and designing a solution to meet these business objectives.  Upon sale, the account executive ensures that the client is smoothly transitioned to the account management organization.  The account management sales team is vertically oriented, and clients are typically assigned to an account manager with expertise in the client’s industry.  This team is responsible for training new and existing clients, executing our client contact strategy, providing as needed support,  renewing existing client contracts and identifying cross sell and upsell opportunities.   As part of the client contact strategy, the account manager is responsible for understanding the client’s business objectives, setting up profiles and saved searches, delivering customized management reporting, and training the client to query the database effectively.   The partnership between the client and its Onvia support team is important part of the value proposition included in the Onvia business solution.

We expanded our Enterprise sales organization in late 2011, which targets the largest prospects within our target market universe.  In 2012, the Enterprise team is in the process of implementing the same consultative selling model that was adopted by SMB in 2011.

We intend to expand our channel sales programs and partnerships.  Our strategy is to leverage our content and technology investment over a much wider market without us losing our focus on our target market.  Potential strategic partners include trade publishers, lead generation companies, database companies, franchises and business intelligence providers.

 Our primary marketing methods include web-based marketing, direct marketing; communication with our website, participation in trade shows and industry events, client referrals and educational tools, such as webinars.  Now that our target market is better defined, our marketing programs are directed at specific prospects within key industry verticals.  Client retention and nurture marketing campaigns are also an integral part of our strategy.

In 2012, we plan to develop a strong strategic message to the market that conveys not who we are today but who we will be in two to three years from now.  We must deliver this message consistently and clearly across all of our marketing and communication channels to drive revenue growth, improve sales effectiveness and build our brand. Our strategic message will be an important part of our transition away from sales leads to analytics and insight derived from a database normalized data and proprietary content.

Agency Relationships

Agency partners bring value through source contributed content and by providing referrals of their business suppliers. As of December 31, 2011, we had approximately 360 active partner agencies in key metropolitan areas nationwide. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts.

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

In addition to maintaining responsibility for the technical architecture, security and uptime of our business solutions, our technology department works closely with the sales and marketing departments to ensure that client feedback for new features is incorporated into new products and services and that our investment in new product development is in alignment with our clients’ needs and expectations.

Competition

The market for comprehensive intelligence on the government procurement marketplace is underserved. Competitors include, to a limited extent, bid aggregators, industry analysts and government e-procurement platforms.

Our current and potential competitors include, but are not limited to, the following:

•	Information companies that target specific verticals also covered by our services, such as McGraw-Hill Dodge, Reed Construction Data, BidClerk, Contractors Register and Input.
•	Lead generation and bid matching companies such as FedMarket.com, BidNet, BidSync and GovernmentBids.com.

We may face additional competition in the future as well-funded companies pursue new government procurement and private sector database products and services. We must differentiate ourselves by expanding our database, enhancing and normalizing our data, developing solutions with high switching costs, and maintaining a loyal base of repeat clients.  To achieve this we must continually invest in content and software applications to provide our clients with business insight and intelligence on the government procurement market.

We believe that the principal competitive factors affecting our market include, but are not limited to, breadth, depth and timeliness of content, content quality, base of existing clients, and client service. In order to excel at these principal competitive factors, we strive to achieve a superior understanding of our clients, offer valuable solutions to maximize the return on our clients’ investment in the public sector market, and sustain an efficient operating model in delivering these solutions. We believe that our current database offering compares favorably to competitive offerings available in the marketplace today based on the depth and breadth of content, daily updates, a comprehensive archive of procurement intelligence and a structured and disciplined customer care program designed to provide sustainable value to our clients during the course of their subscriptions.

Seasonality

Our client acquisition business is subject to some seasonal fluctuations.  The second and third quarters are generally slower than the first and fourth quarters for client acquisition.  The construction industry is our single largest market and these prospects are typically engaged on projects during the spring and summer months, not prospecting for new work, which causes new client acquisition to decline compared to the first and fourth quarters in the year.  For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and so in addition to sequential quarter comparisons our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

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

Employees

As of March 1, 2012, we had 141 employees working in the following departments: 78 in sales and marketing, 36 in research, which are included in cost of sales, 16 in technology and development and 11 in general and administrative.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2011 and 2010, substantially all of our revenues were generated from clients located in the United States or Canada, and all sales are denominated in U.S. currency.  All of our long lived assets are located in the United States.

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

Risks related to our growth strategy

Since early 2011 we have been transforming our business model, and due to the complexity of this turnaround, our quarterly financial results may be subject to fluctuations that may cause material variations in our quarterly operating results and make it difficult to forecast future performance.

We continue to execute our turnaround plan initiated in 2011.  In 2012 we are focused on four key operating initiatives each with a number of variables.  Based upon the number of variables within our turnaround plan, our business is subject to execution risk and it may be difficult to project results.  Our operating plan considers our ability to execute these initiatives and generate results within a specific timeframe.  If we are unable to execute our initiatives as planned, our quarterly financial results may fluctuate and future quarterly results will be affected.    A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is generally recognized ratably over the subscription term.

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

Our new consultative sales approach may not scale SMB business as planned.

We are transitioning our SMB sales organization from a transactional sales process to a consultative sales process.  The consultative selling process focuses on fewer, more targeted prospects, which we expect to renew at higher rates with higher

ACVC.  The consultative sales process requires a longer sales cycle than a transactional model and requires the development of a substantial pipeline of qualified prospects to achieve consistent and predictable results.  It may take longer than we expect for our SMB team to become skilled at the consultative sales process and to establish adequate pipelines to achieve sales targets.  In addition, the sales cycle to these larger targeted clients may be longer than we expect, which would hinder our ability to achieve near term sales targets.  As a result of these risks, our SMB business may not scale as planned.

We may fail to attract, hire and retain sales associates who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

We are transforming our Small and Medium Business, or SMB, sales organization from a transactional sales organization to a consultative selling organization.  Our hiring profile now includes prior experience in a consultative selling environment.  If our existing sales associates are unable to effectively and efficiently transition to a consultative selling process, we will be unable to achieve our projected sales targets.  In order to achieve these targets, our sales teams must be able to effectively communicate the value of our products to existing and potential clients. We expect to see increases in client retention rates and in new client acquisition revenue. However, our sales goals are aggressive and may not be achieved.

We may not be successful in the development and execution of an enterprise sales and marketing program.

We expect to derive a meaningful portion of our growth from sales to larger businesses, who offer the highest lifetime value to our organization.   In the past, we have attempted to grow our enterprise organization, but were not successful in achieving our goals around these initiatives.  We believe we now have the right plan and people in place to execute this initiative; however, if we are unsuccessful in driving growth through this channel, our growth rates will suffer.

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

If we find that retention and acquisition rates in any of our focused verticals are not meeting client expectations, we may choose to specialize in fewer industry verticals to improve client satisfaction and retention in the remaining verticals. As a result, we may lose clients in the non-core verticals. A more targeted focus on these core verticals may not generate the expected level of increased retention and acquisition.

Our competitors may develop similar technologies that are more broadly accepted in the marketplace.

The functionality in the Onvia Online Database is robust, and we expect that if adoption of this product is in line with our expectations that competitors may introduce products with similar functionality.  If competitors introduce products with similar functionality or are able to more effectively market and price their products for broad client acceptance, new client acquisition and existing client retention would be adversely impacted.  If we are unable to enhance functionality or increase marketing efforts to offset challenges from competitors, we may lose market share.

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

Risks related to our new product strategy

We may fail to introduce new content and products that are broadly accepted by clients and prospects, and there may be delays in the introduction of these tools and products.

We expect to introduce new products and tools in 2012.  If client acceptance and adoption of these new products is below our expectations, projected growth rates and client acquisition and retention goals may not be achieved, and financial results would be harmed. We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content. If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond our anticipated launch dates, projected growth rates may not be achieved.

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

We have developed pricing strategies for our existing products, and will be required to develop new pricing strategies for planned new product launches.  If clients and prospects do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales staff is unable to communicate the value of the products, particularly in light of the current economic climate, new client adoption and existing client retention would be adversely impacted.

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

Financial, economic and market risks

Utilization of our net operating loss carryforwards may be subject to annual limitations under the Internal Revenue Code, or may not be usable at all in the future.

We have substantial net operating loss carryforwards (“NOLs”) that could be used to offset future tax liabilities arising from future taxable income.  In 2011, we conducted a study and determined that an “ownership change” occurred in 2001, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three-year period).  Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  The ownership change which occurred in 2001 resulted in a permanent loss of $180.0 million of our U.S. federal deferred tax assets.  After this impairment, we had $73.2 million in NOLs as of December 31, 2011 available to offset future taxable net income.

 It is possible that we could have an additional “ownership change” under Section 382 of the Code in the future and lose a significant portion of our deferred tax assets, which could have a material adverse effect on our future results of operations and financial condition.  We adopted tax benefits preservation plan in early 2011 to mitigate the risk of future ownership changes discussed in the following risk factor.

 We regularly review our deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  Historically, we have maintained a 100% valuation allowance against our deferred tax assets because based upon our history of net operating losses, we were uncertain about our ability to generate future taxable net income.  However at the end of 2011, we evaluated all available objective positive and negative evidence related to the creation of future taxable net income, and we believe that a partial release of our valuation allowance is appropriate.  As a result of this partial release, our 2011 and fourth quarter net income includes a tax benefit of $616,000.  We will continue to evaluate the appropriateness of our valuation allowance annually at a minimum, but more frequently if necessary, in consideration of future operating results.  If our operating results do not continue to improve, we may be unable to realize the value of this asset in the future.

We adopted a tax benefits preservation plan, designed to preserve the value of our deferred tax assets, primarily related to net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

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

The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of Onvia common stock, may deter institutional investors from investing in Onvia stock, and may deter potential acquirers from making premium offers to acquire Onvia, all factors which may depress the market price of our stock or prevent stockholders from receiving a premium in a change in control transaction.

Provisions of our charter documents and Delaware law may discourage takeover attempts and depress the market price of our stock.

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

We may not be able to sustain positive cash flows from operations.

We have not yet demonstrated that we are able to generate positive cash flow from operations on a consistent year over year and quarter over quarter basis, and our business is subject to some seasonal fluctuations. Due to these seasonal fluctuations and limited performance history on client adoption of new products, we may not be able to sustain positive cash flow from operations.

Political pressure to reduce federal and state spending as a result of federal deficits and state budget shortfalls may lead to reduced spending by government agencies.

Should agencies reduce spending, there may be fewer revenue opportunities to deliver to our clients.  Existing clients that leverage our products primarily for new sales leads may perceive a drop in opportunities as a reduction in their return on investment, which could lead to reduced retention rates.  In addition, prospects considering an investment in our products may perceive a decline in government spending as a signal that there will be fewer opportunities and they may decide against purchasing a business intelligence solution, or may decide against pursuing a gBusiness strategy all together, which would negatively impact new client acquisition.

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

Portions of our content are currently delivered in the form of an attached file via email. Some network administrators could flag and block emails from us due to increased filtering of email attachments as a result of the threat of email borne viruses or unwanted “spam” or for other reasons. We also conduct marketing campaigns to our client base and occasionally these campaigns are done via email. Excessive filtering of our emails could negatively impact client satisfaction and could inhibit our marketing efforts.

Regulatory, judicial or legislative risks

Future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of e-commerce.

We are subject to laws and regulations governing the Internet and e-commerce. These laws and regulations may cover privacy, content, taxation, data protection, copyrights, electronic contracts and other communications, consumer protection, unencumbered Internet access to our services, the design and operations of websites, and the characteristics and quality of products and services. If enacted, unfavorable laws and regulations could limit the market for our services and offerings. Although many regulations might not apply to the business directly, we expect that laws regulating the collection or processing of personal or consumer information could indirectly affect our business. It is possible that legislation could expose companies involved in e-commerce to restrictions or liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease our acceptance as a medium for communication and commerce.  If laws were enacted that made our products taxable at the state level, we may be required to pass those additional taxes along to our clients, which would increase the overall cost of our product to our end users and could impact the buying decisions of existing and potential new clients.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Henry G. Riner	61	Chief Executive Officer and President
Cameron S. Way	40	Chief Financial Officer and Principal Accounting Officer
Naveen Rajkumar	34	Senior Vice President and Chief Information Officer
Irvine N. Alpert	60	Executive Vice President

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

Cameron S. Way has served as Chief Financial Officer and Principal Accounting Officer of the Company since April 2008. Mr. Way served as Chief Accounting Officer of the Company from June 2005 to April 2008, Controller from September 2001 to June 2005.  Mr. Way held various other positions within the company prior to 2001.  Mr. Way was an Assurance Manager with PricewaterhouseCoopers LLP from January 1994 to August 1999 prior to joining the Company.

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

Market Information

Our common stock currently trades on the NASDAQ Capital Market under the symbol “ONVI.”  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ Capital Market.

	Closing Price Range
	of Common Stock
	High	Low
Year ended December 31, 2010
First Quarter	$8.50	$7.20
Second Quarter	8.00	3.79
Third Quarter	3.80	2.77
Fourth Quarter	4.63	2.91

Year ended December 31, 2011
First Quarter	$4.67	$4.05
Second Quarter	4.58	3.90
Third Quarter	4.43	3.22
Fourth Quarter	3.23	2.67

Holders

As of March 1, 2012, there were approximately 278 holders of record of Onvia common stock. The number of record holders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

No cash dividends were declared for the years ended December 31, 2011 and 2010 nor does Onvia have the intention to pay cash dividends in the foreseeable future.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan, the Directors’ Plan, and the ESPP as of December 31, 2011. There were no equity plans not approved by security holders as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	498,545	$3.94	320,969
Amended and Restated 1999 Stock Option Plan	1,060,819	8.17	-
2000 Directors' Stock Option Plan	34,000	5.15	-
Employee Stock Purchase Plan	-	N/A	499,716
Total	1,593,364	$6.81	820,685

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

CAUTIONARY STATEMENT

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes hereto.

Management Overview – 2011 Results and 2012 Priorities

In 2011, Onvia delivered record profitability despite declining revenue growth.  For the full year, Onvia delivered record Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization, including non-cash stock-based compensation) of $3.8 million up 105% over 2010 and exceeded our target of $3.6 million set at the beginning of 2011.

Annual net income was $1.6 million or $0.18 per diluted share for the year ended December 31, 2011 compared to net loss of $806,000, or $0.10 cents per diluted share in 2010.   Due to our improving profitability we released $616,000 of the valuation allowance against our deferred tax assets which resulted in the same amount being recognized as a tax benefit in our fourth quarter net income.  We will continue to evaluate the appropriateness of the valuation allowance annually at a minimum, but more frequently based on consideration of our operating results.  Excluding the effects of the valuation allowance, we had $25 million of deferred tax assets related to $73 million in net operating loss carryforwards available to offset future taxable net income at December 31, 2011.

Consistent with our expectations, annual revenue declined by 14% to $23.2 million from $27.0 million in 2010.  In sequential quarters, our declining revenue growth slowed to 2% in the fourth quarter of 2011 compared to a 4% decline in the third quarter.  We expect sequential quarterly revenues to stabilize in the first quarter of 2012, but we expect year over year growth rates will remain negative through the first half of 2012 compared to 2011.

Annual Contract Value, or ACV, represents the aggregate annual value of our subscription contracts.   ACV declined by 16% to $18.5 million from $22.0 million a year ago, but the rate of decline slowed compared to sequential quarters.  In the fourth quarter, ACV declined by 3% compared to a sequential quarter decline of 5% in the third quarter of 2011.  Stabilization of ACV indicates that client retention rates are improving and new client acquisitions are beginning to scale.  ACV is expected to stabilize in early 2012.

In 2011 Onvia’s total client base decreased 27% to 4,500 clients at December 31, 2011compared to 6,200 clients at December 31, 2010.  In the fourth quarter, however, we lost clients at a much slower rate than in previous quarters, losing 4% of our base, compared to 9% and 8% of the base in the second and third quarters of 2011, respectively.

Annual Contract Value per Client, however, increased 16% from Q4 2010 to an average of nearly $4,114 per client.  ACVC improved, in part by targeting more strategic clients and because renewals were weighted toward strategic clients with higher contract values.

In 2011, operating expenses decreased 19% to $18.7 million compared to $23.0 million in 2010, excluding the prior year impairment of capitalized software in the amount of $967,000.  We realized a full year of expense savings from programs initiated in mid-2010, and we continued to manage expenses and reallocate resources to high margin initiatives over the course of 2011.

At December 31, 2011, cash, cash equivalents and investments increased by $600,000 despite declining revenues, compared to the end of 2010.   As of December 31, 2011 we held cash and investments of $11.5 million compared to $10.9 million at the end of last year.   Our cash balance increased due to lower operating expenses and capital expenditures, and improving ACV.

 In 2011, Onvia began to transform the company to a business model that delivers the high, differentiated value of a rich public sector procurement database.   The powerful public procurement database will include proprietary content and analytical tools that deliver essential insight and intelligence required by the market to effectively do business with state and local governments.  Onvia now targets a well-defined market of companies that have a long term strategic interest in the public sector, and the government market is an essential part of their DNA.  All three of our sales channels, Small/Medium Business, Enterprise, and Channel, focus on this market.  The high margins of this model provide the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

We focused on five key priorities in 2011, three of which were successful:

•
We developed a three year product roadmap based upon client feedback and placed additional focus on content coverage, accuracy and timeliness. We improved the usability and findability features of our database with the launch of Onvia 5 in February 2012.

•
Our Small and Medium Business or ‘SMB’ sales organization was transformed from a telemarketing transactional model to a professional consultative selling organization.  While this team is still a work in process, average contract value for new clients was approximately $6,800 in 2011, compared to approximately $3,900 in 2010, an increase of 73%.  On the account management side, client retention rates increased over 12 percentage points since the first quarter of 2011.  We expect to begin to realize the full impact of these changes in 2012 and beyond as our clients progress through the term of their annual subscription.

•
Our leadership team improved our management of expenses.   We made difficult decisions to more efficiently allocate capital to achieve a higher rate of return and provide greater focus and clarity. Overall expenses were reduced by 19%, excluding the software write-off of $967,000 in 2010.

Two of our initiatives were not as successful as planned:

•	New client acquisitions by the Enterprise sales team did not scale as quickly as planned.

•
Our Content License initiative did not realize some of the opportunities we expected.  We continue to test different partnership models to identify those markets with the greatest potential.  We believe this will be a profitable sales channel for Onvia in 2012 and beyond.

In 2012 we will continue our transformation to a database and analytics driven business.  The second year of our transition has four initiatives:

•
We plan to continue to drive improvement in our SMB sales organization to scale results.  In 2012, we will emphasize domain knowledge expertise with the vertical alignment of both acquisition and retention teams, and focus on consultative selling to align Onvia’s solutions to client needs, objectives and challenges.

•
We plan to add more structure to our Enterprise sales organization.  We will roll out the successful methods that were executed in SMB to the Enterprise team, such as vertical industry specialization, consultative selling and a rigorous customer care program.  Since the SMB and Enterprise selling processes are very similar, we will measure the success of new client acquisition efforts by reporting a blended ACVC for both SMB and Enterprise sales in 2012.

•
We plan to execute our product roadmap.  Throughout the year we plan to capture additional content and normalize and enhance our data to be in a position to deliver several compelling strategic analytical applications to our clients in 2013.

•
We need to improve our marketing.  We plan to create a strong strategic message that conveys not who we are today but who we will be 2-3 years from now.  We will deliver this message consistently and clearly across all of our communication channels to drive revenue growth, improve sales effectiveness and build our brand.

This plan is designed to build a profitable and sustainable business model to drive stockholder value and client satisfaction.

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

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.  In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. We have adopted the amendments in this ASU for arrangements entered into or materially modified on or after January 1, 2011.  We do not believe adoption materially impacted reported revenue.

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

During the first quarter of 2011, assets that were nearly fully amortized related to aging search technology were replaced with a new platform.  Onvia recorded an immaterial loss on this abandonment in operating expenses under the general and administrative category in the twelve months ended December 31, 2011.

During the second quarter of 2010, Onvia abandoned its Onvia Planning and Construction product. Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of September 2010 for these three assets. The loss is included in operating expenses under the general and administrative category in the twelve months ended December 31, 2010.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The non-GAAP financial measures we may disclose include Adjusted EBITDA and client metrics such as ACV, ACVC and QCVC. For a discussion regarding our client metrics, please refer the “Clients” section of Item 1 “Business”.  We typically disclose Adjusted EBITDA measures in our earnings releases, investor conference calls and filings with Security and Exchange Commission.  Adjusted EBITDA is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of the company’s liquidity.  We define Adjusted EBITDA as net income / (loss) before interest expense and other non-cash financing costs; taxes; depreciation; amortization; and non-cash stock-based compensation.  Other companies (including our competitors) may define Adjusted EBITDA differently.  We present Adjusted EBITDA because we believe Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size. Management also uses this information internally for forecasting and budgeting.  It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results.  Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.

The following table provides reconciliation of GAAP Net Income / (Loss) to Adjusted EBITDA for the indicated periods (in thousands):

	Year Ended December 31,
	2011	2010
GAAP net income / (loss)	$1,553	$(806)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(37)	(88)
Depreciation and amortization	2,557	2,724
Amortization of stock-based compensation	312	12
Income tax / (benefit)	(616)	-

Adjusted EBITDA	$3,769	$1,842

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2011		2010
Revenue:
Subscription	$19,927	86.0%	$23,270	86.2%
Content license	2,217	9.6%	2,481	9.2%
Management information reports	628	2.7%	897	3.3%
Other	391	1.7%	344	1.3%
Total revenue	23,163	100.0%	26,992	100.0%

Cost of revenue	3,602	15.6%	3,946	14.6%

Gross margin	19,561	84.4%	23,046	85.4%

Operating expenses:
Sales and marketing expenses	10,634	45.9%	13,994	51.8%
Technology and development expenses	3,914	16.9%	3,769	14.0%
General and administrative expenses	4,113	17.8%	6,177	22.9%
Total operating expenses	18,661	80.6%	23,940	88.7%
Income / (loss) from operations	900	3.8%	(894)	(3.3%)
Interest and other income, net	37	0.2%	88	0.3%
Income / (loss) before income tax	937	4.0%	(806)	(3.0%)
Benefit for income taxes	616	2.7%	-	-
Net income / (loss)	$1,553	6.7%	$(806)	(3.0%)

Comparison of Years Ended December 31, 2011 and 2010

Revenue
Revenue decreased 14% to $23.2 million for the year ended December 31, 2011, compared to $27.0 million for the year ended December 31, 2010. As part of its turn-around plan, Onvia is now focused on a small, targeted market of prospects which are committed long-term to the public sector. Under the previous transactional business model, out target market was extremely broad, and we acquired a large number non-strategic clients which were not adequately profitable. We no longer invest in acquiring non-strategic clients, and our client base has declined as expected as we transition to our more profitable target market. Our declining year over year revenue is directly attributable to this planned decline in non-strategic clients.

Cost of Revenue
Cost of revenues for the twelve months ended December 31, 2011 and 2010 were as follows (in thousands):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Twelve months ended December 31,	$3,602	$3,946	$(344)	(9%)
Percentage of Revenue	16%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the capture, research and categorization of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable periods was primarily related to decrease in the third party content costs due to a strategic change in our production model.  Weighted average headcount in our content team was 34 during 2011, compared to 37 in 2010. Headcount decreased as a result of higher utilization of third-party content aggregators.

Sales and Marketing
Sales and marketing expenses for the twelve months ended December 31, 2011 and 2010 were as follows (in thousands):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Twelve months ended December 31,	$10,634	$13,994	$(3,360)	(24%)
Percentage of Revenue	46%	52%

The decrease in expenses for the comparable periods is primarily comprised of $1.8 million in payroll-related expenses due to decreased headcount and lower commissionable sales, $845,000 in reduced marketing spending on our smaller, more targeted market, $267,000 in severance due to the departure of our Senior Vice President of Sales and Chief Solution Officer in 2010, and $192,000 in travel and entertainment due to decreased travel to enterprise clients. Weighted average headcount in our sales and marketing teams was 73 during the twelve months ended December 31, 2011, compared to 90 in the same period in 2010.

Technology and Development
Technology and development expenses for the twelve months ended December 31, 2011 and 2010 were as follows (in thousands):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Twelve months ended December 31,	$3,914	$3,769	$145	4%
Percentage of Revenue	17%	14%

The increase in expenses for the comparable periods is primarily attributed to a $521,000 decrease in capitalized internal use software costs (primarily salaries and benefits) attributable to the nature of development efforts during the year.  A smaller percentage of development efforts in 2011 were capitalizable pursuant to ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.  This change was offset by a $359,000 decrease in payroll related expenses due to lower headcount and lower benefits and $109,000 decrease in facilities costs mostly due to leveraging more competitively priced vendors.  Weighted average headcount in our technology and development teams was 15 during the year of 2011, compared to 19 in 2010.

General and Administrative
General and administrative expenses for the twelve months ended December 31, 2011 and 2010 were as follows (in thousands):

			Increase / (Decrease)
	2011	2010	Amount	Percent
Twelve months ended December 31,	$4,113	$6,177	$(2,064)	(33%)
Percentage of Revenue	18%	23%

The decrease in expenses for the comparable periods is primarily related to a $967,000 abandonment of internal use software in the second quarter of 2010, a $541,000 decrease in severance expenses primarily related to our former Chief Executive Officer’s transition agreement and separation agreements for our former Senior VP of Technology, Production and Information, a $428,000 decrease in contract labor and consultant expenses in part due to fees related to the CEO search and reduced public relations costs, and a $172,000 decrease in payroll-related expenses due to lower headcount.  These decreases were offset by an increase of $185,000 in stock compensation expenses due to forfeitures in 2010 related to the departure of our two executives. Weighted average headcount in this group was 17 and 19 in the twelve months ended December 31, 2011 and 2010, respectively.

 Other Income, Net
Other income, net consists of interest earned on our investment accounts, interest expense associated with capital leases and other miscellaneous income or expense.  Other income, net was $37,000, and $88,000 for the years ended December 31, 2011 and 2010, respectively.

Provision for Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and NOL carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established for the majority of the net deferred tax assets as we have determined that the recognition criteria for realization have not been met. Our valuation allowance reduces our deferred tax assets to a level that is more-than-likely-than-not to be recognized. In determining the amount of the valuation allowance we consider whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  We will continue to review the estimate of future taxable income and will adjust the valuation allowance accordingly as new information becomes available.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to an ownership change that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain “5% stockholders” or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

We performed a Section 382 analysis and identified an ownership change that occurred in September 2001.  We believe that, as a result of the annual Section 382 limitation that resulted from the change in control that occurred in September 2001, we permanently will be unable to use a significant portion of our NOL carryforward that arose before the change in control to offset our future taxable income.

 Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Our combined cash and cash equivalents and short term investments were $11.5 million at December 31, 2011, and our working capital was $3.7 million. From December 31, 2010 to December 31, 2011, our cash, cash equivalents and short-term investments increased by $0.6 million for the reasons described below under operating, investing and financing activities.

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

Operating Activities

Net cash provided by operating activities was $2.3 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively. The increase in operating cash flow is primarily due a reduction in operating expenses that exceeded the reduction in sales.

Investing Activities

Net cash used by investing activities was $6.6 million for the year ended December 31, 2011, compared to net cash provided by investing activities of $5.2 million for the year ended December 31, 2010.

We purchased $13.4 million in short term investments during the twelve months of 2011 compared to $7.4 million in short term investments and $781,000 in long-term investments for the same period of 2010.  During the twelve months of 2011 we received $8.7 million from the sale and maturity of investments, compared to $17.5 million during the same period of 2010.  Purchases of property and equipment and investments in our technology platform decreased by $2.2 million in the twelve months of 2011 compared to the same period in 2010.  In addition, $135,000 of our security deposit on the lease for our corporate headquarters was returned to us in both March 2011 and March 2010.

Financing Activities

Net cash provided by financing activities was $152,000 for the year ended December 31, 2011 compared to net cash used in financing activities of $371,000 for the year ended December 31, 2010. The increase in cash used is primarily due to 2010 tax obligations associated with Mr. Pickett’s option exercise discussed above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
March 29, 2012

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,378,006	$7,522,574
Short-term investments, available-for-sale	8,148,522	3,361,511
Accounts receivable, net of allowance for doubtful accounts of $37,410 and $72,868	1,124,306	1,750,528
Prepaid expenses and other current assets, current portion	478,249	593,821
Security deposits, current portion	44,839	134,517
Deferred tax assets, net	28,170	-

Total current assets	13,202,092	13,362,951

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,275,108	1,419,244
Internal use software, net of accumulated amortization	6,174,860	6,587,067
Reimbursable tenant improvements	-	147,260
Prepaid expenses and other assets, net of current portion	2,495	3,090
Security deposits, net of current portion	89,679	134,518
Deferred tax assets, net of current portion	587,830	-

Total long term assets	8,129,972	8,291,179

TOTAL ASSETS	$21,332,064	$21,654,130

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$609,248	$1,172,279
Accrued expenses and other	708,711	991,379
Idle lease accrual, current portion	69,108	-
Unearned revenue, current portion	7,998,655	9,781,821
Deferred rent, current portion	146,632	115,290

Total current liabilities	9,532,354	12,060,769

LONG TERM LIABILITIES:
Idle lease accrual, net of current portion	73,570	-
Unearned revenue, net of current portion	489,316	227,904
Deferred rent, net of current portion	568,235	716,416

Total long term liabilities	1,131,121	944,320

TOTAL LIABILITIES	10,663,475	13,005,089

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,494,290 and 8,430,605 shares issued; and 8,494,264 and 8,430,579 shares outstanding	849	843
Treasury stock, at cost: 26 and 26 shares	(129)	(129)
Additional paid in capital	352,761,746	352,297,822
Accumulated other comprehensive loss	781	(1,165)
Accumulated deficit	(342,094,658)	(343,648,330)

Total stockholders’ equity	10,668,589	8,649,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,332,064	$21,654,130

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenue
Subscription	$19,927,431	$23,269,492
Content license	2,217,325	2,480,767
Management information reports	627,506	897,209
Other	391,133	344,413

Total revenue	23,163,395	26,991,881

Cost of revenue (exclusive of depreciation and amortization included below)	3,602,115	3,945,639

Gross margin	19,561,280	23,046,242

Operating expenses:
Sales and marketing	10,634,304	13,993,953
Technology and development	3,913,764	3,769,019
General and administrative	4,112,714	6,177,124

Total operating expenses	18,660,782	23,940,096

Income / (loss) from operations	900,498	(893,854)

Interest and other income, net	37,174	88,408

Income / (loss) before income tax	937,672	(805,446)

Benefit for income taxes	616,000	-

Net income / (loss)	$1,553,672	$(805,446)

Unrealized gain on available-for-sale securities	1,946	1,970

Comprehensive income / (loss)	$1,555,618	$(803,476)

Basic net income / (loss) per common share	$0.18	$(0.10)

Diluted net income / (loss) per common share	$0.18	$(0.10)

Basic weighted average shares outstanding	8,468,375	8,378,487

Diluted weighted average shares outstanding	8,508,692	8,378,487

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$1,553,672	$(805,446)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	2,556,730	2,723,625
Loss on abandonment of assets	-	969,235
Idle lease accrual	142,678	-
Stock-based compensation	311,539	11,988
Deferred taxes	(616,000)	-
Change in operating assets and liabilities:
Accounts receivable	626,222	(62,864)
Prepaid expenses and other assets	116,167	139,727
Accounts payable	(473,100)	(79,879)
Accrued expenses	(282,668)	(251,260)
Unearned revenue	(1,521,754)	(1,535,596)
Deferred rent	(116,839)	(87,508)

Net cash provided by operating activities	2,296,647	1,022,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(516,649)	(943,993)
Additions to internal use software	(1,425,666)	(3,237,788)
Purchases of investments	(13,443,560)	(8,219,863)
Sales of investments	1,350,000	2,292,000
Maturities of investments	7,308,495	15,200,584
Return of security deposits	134,517	134,517

Net cash (used in) / provided by investing activities	(6,592,863)	5,225,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(6,174)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	151,648	61,786
Repurchase of common stock for minimum tax obligations on options exercise	-	(427,060)

Net cash provided by / (used in) financing activities	151,648	(371,448)

Net (decrease) / increase in cash and cash equivalents	(4,144,568)	5,876,031

Cash and cash equivalents, beginning of period	7,522,574	1,646,543

Cash and cash equivalents, end of period	$3,378,006	$7,522,574

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$1,946	$1,970
Property and equipment additions in accounts payable	(3,309)	(47,876)
Internal use software additions in accounts payable	(82,608)	(127,972)
Non-cash proceeds from sale of equipment	2,790	-
Proceeds from options exercise	-	806,530
Repurchase of stock for net settlement of options exercise	-	(806,515)

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common stock		Treasury stock		Additional paid in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	capital	loss	deficit	Total

BALANCE, January 1, 2010	8,283,270	$828	26	$(129)	$352,615,627	$(3,135)	$(342,842,884)	$9,770,307
Exercise of stock options	307,007	31			825,252			825,283
Purchases under Employee Stock Purchase Plan	11,632	1			43,018			43,019
Repurchase of common stock for minimum tax obligations on option exercise	(59,314)	(6)			(427,054)			(427,060)
Non-cash repurchase of stock for net settlement of option exercise	(112,016)	(11)			(806,504)			(806,515)
Stock-based compensation					47,483			47,483
Unrealized gain on available-for-sale investments						1,970		1,970
Net loss	-	-	-	-	-	-	(805,446)	(805,446)
BALANCE, December 31, 2010	8,430,579	843	26	(129)	352,297,822	(1,165)	(343,648,330)	8,649,041

Exercise of stock options	53,751	5			125,707			125,712
Purchases under Employee Stock Purchase Plan	9,934	1			25,935			25,936
Stock-based compensation					312,282			312,282
Unrealized gain on available-for-sale investments						1,946		1,946
Net income	-	-	-	-	-	-	1,553,672	1,553,672
BALANCE, December 31, 2011	8,494,264	$849	26	$(129)	$352,761,746	$781	$(342,094,658)	$10,668,589

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1:	Summary of Significant Accounting Policies

Description of business
Onvia (together with its subsidiary, “Onvia” or the “Company”) is a leading provider of business information and research solutions that help companies plan, market and sell to government agencies throughout the United States, or U.S.  Onvia’s business solution provides clients online access to a proprietary database of government procurement opportunities across the federal, state, local, and education sectors. The business intelligence derived from our database allows clients to identify new market opportunities, analyze market trends, and obtain insights about their competitors and channel partners.  We believe our business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

Basis of consolidation
Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in the fiscal years ended December 31, 2011 or 2010.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, allowance for doubtful accounts, recoverability of long-lived assets, idle lease accrual and the valuation allowance for Onvia’s net operating losses.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from the Company’s estimates.  In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

Revenue recognition
Onvia’s revenues are primarily generated from client subscriptions, content licenses and management reports.  Onvia’s subscriptions are generally annual contracts; however, the Company also offers extended multi-year contracts to its subscription clients, and content licenses are generally multi-year agreements. Subscription fees and content licenses are recognized ratably over the term of the agreement. Onvia also generates revenue from fees charged for management reports, document download services, and list rental services; revenue from these types of services is recognized upon delivery, or, if report refreshes are included, ratably over the service period.

Onvia’s subscription services and management reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, the Company allocates revenue from these bundled sales ratably between the subscription services and the management reports based on established list prices for those offerings. In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting.  The amendments also establish a selling price hierarchy for determining the selling price of a deliverable.  Onvia has adopted the amendments in this ASU for arrangements entered into or materially modified on January 1, 2011.  The adoption of this ASU did not have material impact on our results of operations.

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

Management of credit risk
Onvia is subject to concentration of credit risk, primarily from its investments.  Onvia manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities. Currently, the Company invests primarily in FDIC insured or government backed funds and securities to mitigate the credit risk associated with its investment portfolio.

Property and equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation.  Depreciation expense on software, furniture, and equipment is recorded using the straight-line method over estimated useful lives of three to five years.  Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the underlying lease.

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets. ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the years ended December 31, 2011 or 2010.

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

Income taxes
Onvia accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for net operating loss, or NOL, carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been established for the majority of the net deferred tax assets as the Company has determined that the recognition criteria for realization have not been met.  The deferred tax asset has been reduced by a valuation allowance that reduces the amount of our deferred tax asset to a level that is more-than-likely-than-not to be recognized. In determining the amount of the valuation allowance the Company considers whether it is more likely that some portion or all of the deferred tax assets will not be realized.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to an ownership change that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

Onvia performed a Section 382 analysis and identified an ownership change that occurred in September 2001.  We believe that, as a result of the annual Section 382 limitation that resulted from the change in control that occurred in September 2001, we permanently will be unable to use a significant portion of our NOL carryforwards that arose before the change in control to offset future taxable income.  As such, we reduced our NOL deferred tax asset by the amount of NOLs that we will permanently be unable to utilize, which in turn resulted in a reduction to our valuation allowance.

Our valuation allowance reduces our deferred tax assets to a level that is more-than-likely-than-not to be recognized. In determining the amount of the valuation allowance we consider whether it is more likely that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  We will continue to review the estimate of future taxable income and will adjust the valuation allowance accordingly as new information becomes available.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  The Company will continue to review the estimate of future taxable income and will adjust the valuation allowance accordingly as new information becomes available.

Treasury stock
Onvia accounts for treasury stock using the cost method.  As of December 31, 2011, the Company held 26 shares of treasury stock with a cost basis of $129.  The Company holds the treasury shares to fund matching contributions to its 401K retirement plan for employee contributions.  As discussed in Note 11, no treasury shares were used to fund matching contributions for 2011 employee contributions.  In March 2009, the Company issued 8,055 treasury shares to fund matching contributions for 2008 employee contributions.

Other comprehensive income or loss
Comprehensive income or loss is the change in equity from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. Other comprehensive income or loss for Onvia consists of unrealized gains and losses on available-for-sale investments.

Net income or loss per share
Basic income or loss per share is calculated by dividing net income or loss for the period by the weighted average shares of common stock outstanding for the period.  Diluted earnings per share is calculated by dividing net income or loss per share by the weighted average common stock outstanding for the period plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be antidilutive.

For the year ended December 31, 2011, 1,171,029 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock during the year of $3.79, were not included in the calculation because the effect would have been anti-dilutive. For the year ended December 31, 2010 options to purchase 1,695,349 shares of common stock are excluded from the calculation because they would have been anti-dilutive since Onvia was in a net loss position.

New accounting pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update provides enhanced disclosure requirements regarding the nature of an entity’s right of offset related to arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. This pronouncement is effective for financial reporting period beginning on or after January 1, 2013 and full retrospective application is required. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance.  This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The early adoption of this ASU did not have an impact on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update NO, 2011-05,  which defers certain requirements within ASU 2011-05. The adoption of these ASUs does not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively.

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

Stock-Based Benefit Plans

Onvia, Inc. 2008 Equity Incentive Plan
The Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, was adopted in September 2008 and it amended and restated the previous 1999 Stock Option Plan, or the 1999 Plan.  Shares that were outstanding from the 1999 Plan will continue to be outstanding under that plan until forfeited, at which time they would be added back to the 2008 Plan.  The 2008 Plan provides for the issuance of incentive and nonqualified common stock options, stock awards, restricted stock, restricted stock units and stock appreciation rights.  Awards under this plan can be granted for ten years after the adoption date. The 2008 Plan requires that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant.  The 2008 Plan contains specific provisions that govern awards in the event of a change in control and provides for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation.  All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards.  Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  The total number of options outstanding and the number of shares available for issuance under the 2008 Plan as of December 31, 2011 were 498,545 and 319,714, respectively.

2000 Directors’ Stock Option Plan
In March 2000, Onvia adopted a Directors’ Stock Option Plan or the Directors’ Plan. This plan expired on February 28, 2010.  Options granted under this plan will remain active and will continue to vest according to the original grant provisions.  Grants were made under this plan to each eligible board member on the date such person was first elected or appointed as a board member.  At each annual stockholders’ meeting, each non-employee director was granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person had been a board member of Onvia for at least the prior six months. The initial option grants under the Directors’ Plan vested 25% each year for four years on the anniversary of the date of grant had a term of ten years, and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten year life, and an exercise price equal to the closing price on the date of grant. As of December 31, 2008, all shares available for issuance under the Directors’ Plan had been granted.  Accordingly, on October 23, 2008, the Board of Directors approved the stock option grants with the same terms described above (historically made under our Directors’ Plan) under the Company’s 2008 Equity Incentive Plan.

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP. Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of ASC 718 and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis.  The total number of shares authorized for future issuance under the ESPP as of December 31, 2011 was 499,716 shares.

Impact on Results of Operations

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31 was as follows:

	2011	2010
Cost of sales	$4,555	$2,335
Sales and marketing	48,455	(66,413)
Technology and development	29,838	32,117
General and administrative	228,691	43,949

Total stock-based compensation	$311,539	$11,988

The increase in stock-based compensation in 2011 compared to 2010 is primarily due to the forfeiture of options upon the departure of three former executives in 2010.  The departure of our former Vice President of Sales, our former Senior Vice President of Products, Technology and Information, and our former Chief Strategy Officer resulted in the reversal of approximately $276,000 in stock-based compensation in 2010.

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.  The following weighted average assumptions were used for options granted in the years ending December 31:

	2011	2010
Risk-free interest rate	1.95%	1.71%
Expected volatility	50%	49%
Expected dividends	0%	0%
Expected life (in years)	5.8	5.7

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model.  Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2011	2010
Risk-free interest rate	0.08%	0.20%
Expected volatility	53%	55%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
ASC 718 requires companies to estimate expected volatility over the expected term of the options granted.

Management used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock for purposes of estimating the fair value of options granted during 2011 and 2010.

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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2011	1,695,349	$7.12
Options granted	143,000	3.85
Options exercised	(53,751)	2.34
Options forfeited and cancelled	(205,188)	8.45
Total options outstanding at December 31, 2011	1,579,410	$6.81
Options exercisable at December 31, 2011	1,204,236	$7.73	2.19	$66,805
Options vested and expected to vest at December 31, 2011	1,546,516	$6.88	3.38	$67,660

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $2.86 at December 31, 2011 for options that were in-the-money at December 31, 2011.  The number of in-the-money options outstanding and exercisable at December 31, 2011 was 92,490 and 87,490, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $1.85 and $1.80 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $91,758 and $1.4 million, respectively.

As of December 31, 2011, there was approximately $329,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.72 years.

During the years ended December 31, 2011 and 2010, respectively, approximately $152,000 and $62,000 was received for exercises of stock options and purchases under Onvia’s ESPP. In addition, in May 2010, Michael Pickett, Onvia’s former CEO, performed a cashless exercise of 302,979 options by surrendering 112,016 options.

Restricted Stock Units

The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the twelve months ended December 31, 2011:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2011	-	$-
Granted	13,954	4.12
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at December 31, 2011	13,954	$4.12

All RSUs were granted in the first quarter of 2011 and valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011, no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 will vest in full on December 31, 2013; however, vesting of these RSUs will accelerate such that the RSUs become fully vested upon completion of Onvia’s 2011 fiscal year if certain financial targets are achieved which were not met.  As of December 31, 2011, there was $39,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 2 years.

Note 3:	Short-Term Investments

In accordance with ASC 320, Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at December 31, 2011, stated at fair value as summarized in the following table:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$5,344,391	$1,284	$(819)	$5,344,856
Certificate of Deposit (1)	2,331,920	80	-	2,332,000
Corporate Bonds	471,298	368	-	471,666
	$8,147,609	$1,732	$(819)	$8,148,522

(1) We evaluated certificates of deposits held as of December 31, 2011 and concluded that they meet the definition of securities as defined in ASC 320.

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The following table summarizes, by major security type, short-term investments classified as available-for-sale at December 31, 2011, stated at fair value:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Balance as of December 31, 2011
Description
U.S. Government backed securities	$-	$5,344,856	$-	$5,344,856
Certificate of Deposit	-	2,332,000	-	2,332,000
Corporate Bonds	-	471,666	-	471,666
	$-	$8,148,522	$-	$8,148,522

There were no transfers in or out of Level 1 or Level 2 investments during the fourth quarter of 2011, and there was no activity in Level 3 fair value measurements during that period.

Note 4:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2011	2010
Prepaid expenses	$452,015	$537,652
Interest receivable	18,511	20,509
Other receivables	7,723	35,660
	$478,249	$593,821

Note 5:	Security Deposits

Pursuant to Onvia’s current lease for corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually on a straight line basis over the first three years of the lease beginning with the first anniversary of the commencement date. On the fourth anniversary of the commencement date, $45,000 will be returned to Onvia, and the balance of $90,000 will be returned in October 2015 upon termination of the existing lease agreement.  In March 2010 and 2011, $135,000 was returned to the Company, representing the third and fourth of the annual reductions.

Note 6:	Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010

Computer equipment	$3,829,731	$3,657,442
Software	956,916	1,107,325
Furniture and fixtures	107,113	107,113
Leasehold improvements	882,602	735,342

Total cost basis	5,776,362	5,607,222

Less accumulated depreciation and amortization	(4,501,254)	(4,187,978)

Net book value	$1,275,108	$1,419,244

Depreciation expense was $763,000 and $789,000 for the twelve months ended December 31, 2011 and 2010, respectively.

Note 7:	Internal Use Software

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

The following table presents a rollforward of capitalized internal use software for the twelve months ended December 31, 2011:

	Balance at December 31, 2010	Additions	Abandonments	Balance at December 31, 2011
Capitalized Internal Use Software	$10,200,761	$1,381,044	$(123,860)	$11,457,945
Accumulated amortization	(3,613,694)	(1,791,512)	122,121	(5,283,085)
	$6,587,067	$(410,468)	$(1,739)	$6,174,860

Amortization expense related to capitalized software was $1.8 million and $1.9 million for the twelve months ended December 31, 2011 and 2010, respectively.

During the first quarter of 2011, assets that were nearly fully amortized related to aging search technology were replaced with a new platform.  Onvia recorded an immaterial loss on this abandonment in operating expenses under the general and administrative category in the twelve months ended December 31, 2011.

During the second quarter of 2010, Onvia abandoned its Onvia Planning and Construction product. Pursuant with the guidance in ASC 360-35-47, Onvia recorded a loss on abandonment of approximately $967,000, representing the full unamortized balance as of September 2010 for this asset. The loss is included in operating expenses under the general and administrative category in the twelve months ended December 31, 2010.

Note 8:	Accrued Expenses

Accrued expenses and other consist of the following at December 31:

	2011	2010
Payroll and related liabilities	$575,298	$848,751
Taxes payable and other	133,413	142,628
	$708,711	$991,379

Note 9:	Income Taxes

The amount of current and deferred income tax (benefit) / expense included in the financial statements for the years ended December 31was as follows:

	2011	2010
Current Tax (Benefit) / Expense	$-	$-
Deferred Tax (Benefit) / Expense	(616,000)	-
Total Income Tax (Benefit) / Expense	$(616,000)	$-

The following table provides a reconciliation between the statutory income tax rate and the Company’s effective tax rate for the years ended December 31:

	2011	2010
Tax (benefit) / expense at statutory rate	34.0%	-34.0%
Stock-based compensation	7.2%	-21.4%
Amortization of goodwill	-1.8%	-2.1%
Meals and entertainment	1.5%	5.1%
Increase / (decrease) in valuation allowance	-106.5%	52.4%
Net tax expense	-65.6%	0.0%

Onvia’s deferred tax asset consists of the following as of December 31:

	2011	2010
Deferred Tax Assets
Net operating loss carryforward	$24,900,758	$86,779,357
Accrued expenses not currently deductible	1,160,472	1,099,343
Depreciation different for tax purposes	1,008,598	962,787

Deferred Tax Asset Total	27,069,828	88,841,487

Deferred Tax Liability
Prepaid expenses	(154,534)	(183,853)
Depreciation different for tax purposes	(2,099,452)	(2,239,602)

Deferred Tax Liabilities Total	(2,253,986)	(2,423,455)

Net deferred tax asset before valuation allowance	24,815,842	86,418,032
Valuation allowance	(24,199,842)	(86,418,032)

Net deferred tax asset after valuation allowance	$616,000	$-

The deferred tax asset has been reduced by a valuation allowance that reduces the amount of our deferred tax asset to a level that is more-than-likely-than-not to be recognized. In determining the amount of the valuation allowance we consider whether it is more likely that some portion or all of the deferred tax assets will not be realized. The Company weighed each piece of evidence in a qualitative and quantitative analysis and based upon its judgment determined that the weight of the positive evidence was sufficient to conclude that the Company will more-than-likely-than-not realize a portion of its U.S. deferred tax assets.

Accordingly, the Company released a valuation allowance on these deferred tax assets as of December 31, 2011 in the amount of $616,000 and reflected this income tax benefit in the results from continuing operations.  The financial projections supporting the Company’s conclusion to release a portion of its valuation allowance contain significant assumptions and estimates of future operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  Onvia considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible.

As of December 31, 2011 and 2010 Onvia had available U.S. federal net operating losses in the amount of $73,237,523 and 75,196,293 which expire at various times from 2021 through 2031.  During 2011, we performed an analysis of the deductibility of our net operating losses in accordance with the provisions of Internal Revenue Code Section 382.  As a result of this analysis, we determined that net operating losses incurred prior to September 4, 2001 would not be available to provide a future tax benefit.  Accordingly, the Company has reduced the amount of our previously stated net operating losses by $180,037,108. The impact of this adjustment has been offset by a corresponding change in our valuation allowance. The result of these changes has no impact on previously stated earnings or equity.

The following is a summary of the changes in our net operating losses available for utilization in future years:

Net operating loss available at December 31, 2010 as previously reported	$255,233,401
Section 382 adjustment	(180,037,108)

Net operating loss available at December 31, 2010 as adjusted	75,196,293
2011 utilization	(1,958,770)

Net operating loss available at December 31, 2011	$73,237,523

Onvia files an income tax return in the United States.  We are no longer subject to federal income tax examination for years before 2008.Onvia also has available NOLs generated in tax years 2001 to 2010 that, if used, could be subject to examination by taxing authorities.

Note 10:	Commitments and Contingencies

Operating leases

Total rent expense associated with our real estate operating leases was $978,475 and $842,923 for the years ended December 31, 2011 and 2010, respectively.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

Future minimum lease payments required on noncancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2012	982,430	18,251	1,000,681
2013	1,011,903	18,251	1,030,154
2014	1,042,260	10,647	1,052,907
2015	894,171	-	894,171
	$3,930,764	$47,149	$3,977,913

Capital Leases

In June 2007, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  These leases expired in March 2010 and Onvia has no further obligations on these leases.

Purchase Obligations

Onvia has noncancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2012 to 2014.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase
Obligations

2012	1,365,740
2013	878,345
2014	275,813
$2,519,898

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  Judgment was entered.  The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit.  Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice.  As a result, the settlement among the parties in the IPO Litigation on January 9, 2012 is final and the case is concluded.

Section 16(b) Litigation
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

On June 27, 2011, the United States Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ position relating to the statute of limitations issue.  Oral argument was heard on November 29, 2011.  On March 26, 2012, the Supreme Court vacated the Ninth Circuit’s holding that her claims were not time barred, and remanded the cases to the District Court.

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

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in either cash or Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. The Company’s Board of Directors has the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.  As of December 31, 2011, only 26 shares were available in treasury.  In March 2009, Onvia transferred 8,055 shares from treasury stock into the Retirement Plan to match 2008 employee contributions.  The Company recorded $82,000 in non-cash stock-based compensation in 2009 related to this match. Onvia’s Board of Directors did not authorize a match in 2010, but in 2011, a 10% matching contribution was approved.  This contribution was made in cash in the amount of $32,000.

Note 12:	Stockholders’ Equity

Authorized shares
At December 31, 2011, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share.  Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Note 13:	Supplemental Cash Flow Information

Interest expense paid on capital leases during the year ended December 31, 2010 was less than $1,000. No interest expenses were paid in 2011 since the capital lease expired in 2010.

Note 14:	Subsequent Events

On January 9, 2012, the settlement among the parties to the IPO Litigation, including Onvia, became final. For a discussion regarding this settlement, please refer to the “Legal Proceedings” section of Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in this Report.

On March 26, 2012, the Supreme Court vacated the Ninth Circuit's holding in the Section 16(b) Litigation and remanded the cases to the District Court. For a discussion regarding this case, please refer to the “Legal Proceedings” section of Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in this Report.

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$6,143	$5,846	$5,630	$5,544
Gross margin	5,238	4,955	4,741	4,627
Noncash stock-based compensation	63	82	90	77
Total operating expenses	4,856	4,729	4,501	4,575
Income from operations	382	226	240	52
Tax benefit	-	-	-	616
Net income	$393	$235	$248	$677
Unrealized gain on available-for-sale investments	1	0	0	1
Comprehensive income	394	235	248	678
Basic net income per common share	$0.05	$0.03	$0.03	$0.08
Diluted net income per common share	$0.05	$0.03	$0.03	$0.08

Basic weighted average shares outstanding	8,435	8,468	8,477	8,493
Diluted weighted average shares outstanding	8,537	8,558	8,541	8,511

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive (Loss) / Income Data:
Revenue	$6,987	$6,841	$6,705	$6,459
Gross margin	5,923	5,751	5,733	5,639
Noncash stock-based compensation	(29)	63	78	(100)
Total operating expenses	5,922	6,888	5,634	5,496
Income / (loss) from operations	1	(1,137)	99	143
Net income / (loss)	$17	$(1,082)	$109	$150
Unrealized gain / (loss) on available-for-sale investments	5	2	(3)	(2)
Comprehensive income / (loss)	22	(1,080)	106	148
Basic net (loss) / income per common share	$0.00	$(0.13)	$0.01	$0.02
Diluted net (loss) / income per common share	$0.00	$(0.13)	$0.01	$0.02

Basic weighted average shares outstanding	8,284	8,375	8,425	8,429
Diluted weighted average shares outstanding	8,691	8,375	8,465	8,391

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2012 (“Proxy Statement”).   Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information regarding the Company’s audit committee and audit committee financial expert is incorporated herein by reference to the section entitled “Corporate Governance” in the Proxy Statement.  Information regarding the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1 of this Annual Report and is incorporated by reference into this Item 10.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedule:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2010	$119,005	$201,032	$(247,169)	$72,868
Year Ended December 31, 2011	$72,868	$9,889	$(45,347)	$37,410
__________________________
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

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004)

3.2	Amended and Restated Bylaws of Onvia (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September, 2011)

3.3
Certificate of Designation, Preferences and Rights of Series RA Junior Participating Preferred Stock of Onvia, Inc., as filed with the Secretary of State of Delaware on May 4, 2011 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed on May 5, 2011)

4.1	Form of Onvia’s Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed February 16, 2000 (File No. 333-93273))

4.2
Form of Rights Agreement between the Company and U.S. Stock Transfer Corp. as a Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of the Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (incorporated by reference to Exhibit 4.1 from the Form 8-K, filed on November 25, 2002)

4.3
Amendment, dated May 4, 2011, to the Rights Agreement, dated as of November 22, 2002, by and between Onvia, Inc. and U.S. Stock Transfer Corp. as Rights Agent (the predecessor to Computershare Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 to the Form 8-A/A Registration Statement filed on May 5, 2011)

4.4
Section 382 Rights Agreement, dated May 4, 2011, by and between Onvia, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series RA Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to the Form 8-A Registration Statement filed on May 5, 2011)

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

10.7
Medical Dental Building Lease Agreement between Onvia and GRE 509 Olive LLC, dated July 31, 2007 (incorporated by reference to Exhibit 10.12 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.8*	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.9*	Offer Letter to Henry G. Riner, dated August 26, 2010 (incorporated by Reference to Exhibit 10.15 to the Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010)

10.10*	2011 Management Incentive Plan (incorporated by reference to exhibit 10.16 of the Annual Report on Form 10-K for the fiscal year 2010, filed March 17, 2011)

10.11*	2011 Variable Compensation Plan for Irvine N. Alpert (incorporated by reference to exhibit 10.17 of the Annual Report on Form 10-K for the fiscal year 2010, filed March 17, 2011)

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++
Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++
Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++
The following financial information from Onvia’s Quarterly Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL: (i) the  Audited Condensed Consolidated Balance Sheets, (ii) the Audited Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Audited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Audited Condensed Consolidated Financial Statements, tagged as blocks of text.

*                          Executive Compensation Plan or Agreement
++                       Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 29, 2012.

ONVIA, INC.

By:	/s/ Henry G. Riner
Henry G. Riner
President and Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Henry G. Riner and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2011, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY G. RINER	Chief Executive Officer, President and Director	March 29, 2012
Henry G. Riner

/S/ CAMERON S. WAY	Chief Financial Officer and Principal Accounting Officer	March 29, 2012
Cameron S. Way

/S/ JEFFREY C. BALLOWE	Director	March 29, 2012
Jeffrey C. Ballowe

/S/ JAMES L. BRILL	Director	March 29, 2012
James L. Brill

/S/ ROBERT G. BROWN	Lead Director	March 29, 2012
Robert G. Brown

/S/ ROGER L. FELDMAN	Director	March 29, 2012
Roger L. Feldman

/S/ Michael E.S. Frankel	Director	March 29, 2012
Michael E.S. Frankel

/S/ D. VAN SKILLING	Chairman of the Board	March 29, 2012
D. Van Skilling