Form 10-Q
period 2012-03-31
ONVIA INC
filed 2012-05-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common stock, par value $.0001 per share: 8,515,489 shares outstanding as of April 30, 2012.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,613	$3,378
Short-term investments, available-for-sale	7,427	8,149
Accounts receivable, net of allowance for doubtful accounts of $66 and $37	1,162	1,124
Prepaid expenses and other current assets, current portion	645	478
Security deposits, current portion	-	45
Deferred tax assets, net	-	28

Total current assets	13,847	13,202

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,338	1,275
Internal use software, net of accumulated amortization	6,051	6,175
Prepaid expenses and other assets, net of current portion	2	2
Security deposits, net of current portion	90	90
Deferred tax assets, net of current portion	706	588

Total long term assets	8,187	8,130

TOTAL ASSETS	$22,034	$21,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$506	$609
Accrued expenses and other	679	709
Obligations under capital leases, current portion	123	-
Idle lease accrual, current portion	57	69
Unearned revenue, current portion	8,410	7,999
Deferred rent, current portion	153	146
Deferred tax liabilities	90	-

Total current liabilities	10,018	9,532

LONG TERM LIABILITIES:
Obligations under capital leases, net of current portion	47	-
Idle lease accrual, net of current portion	68	74
Unearned revenue, net of current portion	586	489
Deferred rent, net of current portion	527	568

Total long term liabilities	1,228	1,131

TOTAL LIABILITIES	11,246	10,663

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,515,515 and 8,494,290 shares issued; and 8,515,489 and 8,494,264 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,821	352,762
Accumulated other comprehensive loss	1	1
Accumulated deficit	(342,035)	(342,095)

Total stockholders’ equity	10,788	10,669

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,034	$21,332

(1) Derived from audited financial statements included in the 2011 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$4,703	$5,298
Content license	537	552
Management information reports	145	190
Other	111	103

Total revenue	5,496	6,143

Cost of revenue (exclusive of depreciation and amortization included below)	860	905

Gross margin	4,636	5,238

Operating expenses:
Sales and marketing	2,747	2,647
Technology and development	1,042	1,041
General and administrative	803	1,168

Total operating expenses	4,592	4,856

Income from operations	44	382

Interest and other income, net	16	11

Net income	$60	$393

Unrealized gain on available-for-sale securities	-	1

Comprehensive income	$60	$394

Basic net income per common share	$0.01	$0.05

Diluted net income per common share	$0.01	$0.05

Basic weighted average shares outstanding	8,505	8,435

Diluted weighted average shares outstanding	8,802	8,537

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	659	639
Idle lease accrual	(18)	-
Stock-based compensation	20	63
Change in operating assets and liabilities:
Accounts receivable	(38)	215
Prepaid expenses and other assets	(166)	(31)
Accounts payable	(62)	(404)
Accrued expenses	(30)	(203)
Unearned revenue	508	(98)
Deferred rent	(35)	(27)

Net cash provided by operating activities	898	547

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(88)	(303)
Additions to internal use software	(358)	(321)
Purchases of investments	(3,313)	(2,784)
Sales of investments	1,263	-
Maturities of investments	2,772	758
Return of security deposits	45	135

Net cash provided by / (used in) investing activities	321	(2,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(22)	-
Proceeds from exercise of stock options	38	95

Net cash provided by financing activities	16	95

Net increase / (decrease) in cash and cash equivalents	1,235	(1,873)

Cash and cash equivalents, beginning of period	3,378	7,522

Cash and cash equivalents, end of period	$4,613	$5,649

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$-	$1
Purchases under capital lease obligations	(117)	-
Property and equipment additions in accounts payable	(44)	(1)
Internal use software additions in accounts payable	(76)	(187)
Non-cash proceeds from sale of equipment	-	3

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.        Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three month period ended March 31, 2012 or 2011.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

New Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance to us.

Recently Adopted Accounting Guidance
On January 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board, or FASB, on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

2.        Revenue Recognition

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

3.        Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$(1)	$1
Sales and marketing	(35)	9
Technology and development	12	8
General and administrative	44	45

Total stock-based compensation	$20	$63

Stock-based compensation in the first quarter of 2012 includes the impact of options forfeited upon the departure of our Vice President of Sales and Vice President of Content, which resulted in the reversal of approximately $62,000 in previously recognized expenses on forfeited options.

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.07%	2.36%
Expected volatility	51%	50%
Expected dividends	0%	0%
Expected life (in years)	4.6	5.8

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  No purchase periods commenced during the three months ended March 31, 2012 or 2011.

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three months ended March 31, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2012	1,579,410	$6.81
Options granted	170,000	3.05
Options exercised	(21,225)	1.81
Options forfeited and cancelled	(684,101)	9.33
Total options outstanding at March 31, 2012	1,044,084	$4.65

Options exercisable at March 31, 2012	601,686	$5.52	4.25	$188,503
Options vested and expected to vest at March 31, 2012	1,001,372	$4.71	6.16	$489,865

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.91 at March 31, 2012 for options that were in-the-money at March 31, 2012.  The number of in-the-money options outstanding and exercisable at March 31, 2012 was 543,170 and 173,350, respectively.

The weighted average grant date fair value of options granted during the period ended March 31, 2012 and 2011 was $1.31 and $2.11 per option, respectively.

As of March 31, 2012, there was approximately $376,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.9 years.

During the three months ended March 31, 2012, approximately $38,000 was received for exercises of stock options compared to $95,000 for the same period of 2011.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the three months ended March 31, 2012:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	13,954	$4.12
Granted	-	-
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at March 31, 2012	13,954	$4.12

RSUs granted during the first quarter of 2011 were valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and therefore these RSU’s will fully vest over three years, on December 31, 2013. As of March 31, 2012, there was $34,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 1.75 years.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income	$60	$393

Shares used to compute basic net income per share	8,505	8,435
Dilutive potential common shares:
Stock options	297	102
Shares used to compute diluted net income per share	8,802	8,537
Basic net income per share	$0.01	$0.05
Diluted net income per share	$0.01	$0.05

For the three months ended March 31, 2012, approximately 529,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $3.43, were not included in the calculation because the effect would have been anti-dilutive.  For the three months ended March 31, 2011, approximately 1.1 million options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $4.30, were not included in the calculation because the effect would have been anti-dilutive.

5.        Short-Term Investments

Onvia classifies short-term investments in debt securities as available-for-sale at March 31, 2012, stated at fair value as summarized in the following table (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$3,451	$-	$-	$3,451
Certificate of Deposit (1)	3,507	1	-	3,508
Corporate Bonds	468	-	-	468
	$7,426	$1	$-	$7,427

(1)	We evaluated certificates of deposits held as of March 31, 2012 and concluded that they meet the definition of securities as available for sale.

Onvia accounts for short-term and long-term investments according to their fair values, which is defined as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company utilizes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following are the three levels of inputs that may be used to measure fair value:

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at March 31, 2012, stated at fair value (in thousands):

	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Balance as of March 31, 2012
Description
U.S. Government backed securities	$-	$3,451	$-	$3,451
Certificate of Deposit	-	3,508	-	3,508
Corporate Bonds	-	468	-	468
	$-	$7,427	$-	$7,427

There were no transfers in or out of Level 1 or Level 2 investments during the first quarter of 2012, and there was no activity in Level 3 fair value measurements during that period.

6.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses	$615	$451
Interest receivable	23	19
Other receivables	7	8
	$645	$478

7.        Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31, 2012	December 31, 2011

Computer equipment	$3,800	$3,829
Software	1,025	957
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	5,815	5,776

Less accumulated depreciation and amortization	(4,477)	(4,501)

Net book value	$1,338	$1,275

During the first quarter of 2012, Onvia disposed of fully depreciated computer equipment valued at $207,000.

Depreciation expense was $183,000 and $188,000 for the three months ended March 31, 2012 and 2011, respectively.

8.        Internal Use Software

Onvia capitalizes qualifying computer software costs incurred during the “application development stage” and other costs as permitted by GAAP.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

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

The following table presents a roll-forward of capitalized internal use software for the three months ended March 31, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Balance at March 31, 2012
Capitalized Internal Use Software	$11,458	$352	$11,810
Accumulated amortization	(5,283)	(476)	(5,759)
	$6,175	$(124)	$6,051

9.        Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Payroll and related liabilities	$588	$576
Taxes payable and other	91	133
	$679	$709

10.      Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015.  Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of March 31, 2012, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2012	$739	$14	$753
2013	1,012	18	1,030
2014	1,042	11	1,053
2015	894	-	894
	$3,687	$43	$3,730

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

Purchase Obligations

2012	$949
2013	894
2014	356
$2,199

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

The parties in the coordinated cases, including Onvia’s case, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Onvia.  On October 5, 2009, the Court granted final approval of the settlement.  Judgment was entered.  The settlement approval was appealed to the United States Court of Appeals for the Second Circuit.  One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit.  Subsequently, appellant entered into a settlement agreement, effective as of January 9, 2012 with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice.  As a result, the settlement among the parties in the IPO Litigation on January 9, 2012 is final and the case is concluded.

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

11.      Provision for Income Taxes

Onvia has recorded a valuation allowance for the majority of its net deferred tax assets because it has a history of net operating losses (“NOLs”). As of December 31, 2011, the Company had recognized net deferred tax benefits in the amount of $616,000.  No additional deferred tax benefits were recognized first quarter of 2012. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

As of March 31, 2012, Onvia had tax NOL carryforwards of $73.2 million available to offset future taxable income. These NOLs expire in dates ranging from 2021 through 2029.

12.      Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually by $135,000 in the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date.  The balance will be returned at lease termination in October 2015.  As of March 31, 2012, the outstanding security deposit balance was $90,000.

13.      Subsequent Events

In January 2012, Symphony Technology Group, LLC a private equity fund, which, together with its affiliates STG UGP, LLC, STG III GP, L.P., STG III-A, L.P. and Romesh Wadhwani (collectively, the “Symphony Group”), owns 14.63% of Onvia’s common stock, made a non-binding, conditional proposal to acquire Onvia. Onvia’s Board determined that the Symphony Group’s acquisition proposal was inadequate and not in the best interests of Onvia and its stockholders. Onvia filed its preliminary proxy statement on April 6, 2012 and on April 10, 2012, the Symphony Group subsequently launched a proxy contest in an attempt to have three of its own director nominees elected to the Onvia Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in clients, contracts and contract value, cash flow, profitability and stockholder value and expected stabilization of ACV. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends,” “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

Between 2008 and 2010, Onvia invested significantly in upgrading its technology infrastructure and built the foundation for a robust proprietary database.  In 2011, Onvia began to transform the business model to leverage this investment and deliver the high, differentiated value of a rich public sector procurement database.

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

Industry Background

Selling to the public sector is highly competitive and insight into this market is extremely valuable.  The variety, volume and unstructured nature of public sector information make it difficult for businesses to analyze and evaluate the market for their goods and services.   The agency reporting process provides short term visibility into specific government contracting information and events, but does not provide businesses the on-demand intelligence or context required to guide strategic decisions.  There is a strong need for a single source of procurement information, which businesses can use to evaluate opportunities using standardized data and interpretive analysis.

The procurement capture process is complicated and comprised of multiple elements and information types.   Businesses must evaluate a variety of different sources of procurement information and activities to understand their individual markets and to make strategic decisions.  These data types include:

·	Annual Budgets	·	Plan holders Lists
·	Capital Improvement Plans	·	Bidders Lists
·	Requests for Quotes	·	Bid Results
·	Requests for Proposals	·	Awards
·	Amendments	·	Other trigger events, such as City Council Minutes
·	Term contracts

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

Onvia’s Comprehensive Online Database

Onvia’s database of proprietary public sector information has been built over more than eleven years, and includes comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our database provides information on over 4.4 million procurement-related records connected to over 378,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

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
·
Plan holders and Bidders Lists – provides competitive intelligence by presenting a list of competitors that have acquired plans, specifications, bidding documents and/or proposals for specific projects in the active bid or proposal stage, and a list of competitors who submit bids for prime contracts with the owner of the project;

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

Our database includes many important data fields to further qualify opportunities as available, including:

• Bid Information
o Document title and extract
o Publication date
o Pre-bid meeting date
o Submittal date
o Product documents
o Contract term
o NIGP code
o Plan price
• Planholders/Bidders lists
o Vendor name
o Vendor address
o Contact name and title
o Contact email
• Award Information
o Awarded vendors
o Contract value

• Agency Information
o Agency name
o Agency function
o Agency bid number
o Address
o Phone number
o Website link
• Buyer information
o Buyer name
o Buyer address
o Buyer email
o Buyer phone number
o Buyer fax number

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

Project Center provides our clients with a complete view of individual public sector procurement projects at each stage of the purchasing cycle.  Project Center makes it easier for clients to identify and qualify opportunities to sell their goods and services into the public sector.  Project Center should help our clients:

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

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to compete more effectively in the government business marketplace.  We intend to achieve this mission by delivering exceptional products that offer our clients significant value in maximizing their business in the public sector market.  If we are able to effectively achieve this mission, we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

·
Enhance the strategic application of our products and research tools:  Today most of our clients use our database to generate public sector sales leads. Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our clients. These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  We utilize a Customer Advisory Board of ten of our largest clients to give us feedback on the strategic direction of our product roadmap.  We also reach out to our clients with quarterly survey, as well as harnessing their feedback on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our clients, we believe we can deliver strategic products that offer our clients significant value in maximizing their business in the public sector market.

Our new user interface, Onvia 5, was developed from feedback received from our clients. Since the release of  Onvia 5 in the first quarter of 2012, we have received positive reactions with respect to improved usability and navigation. In addition, we are expanding content collection to support our procurement awards and term contracts solution which will be released in July 2012.  This expanded content coverage and our ongoing data normalization initiative is expected to differentiate our existing products in the market and support a new series of decision analytics tools to be released in 2013.

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

Executive Summary of Operations and Financial Position

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

In 2012, Onvia continued its business transformation, with the launch of Onvia 5 in the first quarter of 2012 and hired new key director level staff in our Enterprise Sales Business group and other business groups.

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

ACV for the first quarter of 2012 declined by 11% to $18.5 million from $20.8 million for the same quarter of the previous year, but remained flat compared to the fourth quarter of 2011.  ACV stabilized because the acquisition and retention of profitable client contracts continues to improve.  Future improvements in client retention rates and new client acquisitions will be additive to the contract base and will drive future revenue growth.

At the end of the first quarter of 2012, Onvia’s total client base decreased 23% to 4,300 clients from 5,600 clients in the same quarter of the previous year, and declined 4% from 4,500 clients in the fourth quarter of 2011.  75% of the 200 clients we lost during the first quarter of 2012paid us less than $2,000 in fees during the period of their engagement.   The increase in ACVC offset the impact of lost clients on annual contract value.

ACVC for the first quarter of 2012 grew 16% to an average of $4,315 per client from an average of $3,725 per client during the same quarter of the previous year and 5% from $4,114 from the fourth quarter of 2011.  ACVC improved, in part by targeting more strategic clients with higher contract values through renewals and otherwise.

Seasonality

Our client acquisition business is subject to some seasonal fluctuations.  The second and third quarters are generally slower than the first and fourth quarters for client acquisition.  The construction industry is our single largest market and these prospects are typically engaged on projects during the spring and summer months, not prospecting for new work, which causes new client acquisition to decline compared to the first and fourth quarters in the year.  For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and so in addition to sequential quarter comparisons, our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2012	2011

Revenue	$5,496	$6,143

Revenue:
Subscription	86%	86%
Content license	10%	9%
Management information reports	2%	3%
Other	2%	2%
Total revenue	100.0%	100.0%

As expected, revenue for the first quarter of 2012 stabilized at $5.5 million compared to the previous quarter and decreased 11% from $6.1 million in the same year-ago period.  Our year over year revenue declined due to the planned reduction of unprofitable contract value from non-strategic clients.  Revenues were constant compared to the fourth quarter of 2011 because ACV improved in the first quarter of 2012.

Cost of revenue for the three months ended March 31, 2012 and March 31, 2011 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended March 31,	$860	$905	$(45)	(5%)
Percentage of Revenue	16%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable three month periods was due to individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2012 and March 31, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended March 31,	$2,747	$2,647	$100	4%
Percentage of Revenue	50%	43%

The increase in expenses for the comparable three month periods is primarily related to a $72,000 increase in commission expenses and $69,000 increase in payroll-related expenses. These increases were offset by $46,000 decrease in marketing expense.

Technology and Development

Technology and development expenses for the three months ended March 31, 2012 and March 31, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended March 31,	$1,042	$1,041	$1	0%
Percentage of Revenue	19%	17%

Technology and development expenses remained stable for the comparable three months periods.

General and Administrative

General and administrative expenses for the three months ended March 31, 2012 and March 31, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended March 31,	$803	$1,168	$(365)	(31%)
Percentage of Revenue	15%	19%

The decrease in expenses for the comparable three month periods is primarily related to a $151,000 decrease in payroll-related expenses due to lower bonus expenses and realignment of responsibilities of four employees who were included in General and Administrative expenses in the prior period and currently reported in Sales and Marketing expenses and, a $98,000 increase in professional services related to legal costs and professional fees to develop the Tax Preservation and Rights Plan and evaluate the unsolicited expressions of interest to acquire Onvia last year and other individually immaterial changes.

Interest and Other Income, Net
Net interest and other income was $16,000 for the three months ended March 31, 2012, compared to $11,000 for the same period in 2011.

Net Income and Net Income per Share
Net income for the three months ended March 31, 2012 and 2011 was $60,000 and $393,000, respectively. The decrease in net income was primarily due to lower revenues offset by decreases in operating expenses as discussed above.  On a diluted per share basis, net income was $0.01 for the three months ended March 31, 2012, compared to $0.05 for the same period in 2011.

Critical Accounting Policies and Management Estimates

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ significantly from our estimates.  In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.  Our critical accounting policies involve judgments associated with our accounting for revenue recognition, stock-based compensation, property and equipment, internal use software, income taxes, idle lease accrual, accounts receivable and allowance for doubtful accounts.

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

Stock-Based Compensation
We account for stock-based compensation by measuring compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 3 of the “Notes to Condensed Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

Property and Equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation.  Depreciation expense on software, furniture and equipment is recorded using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the underlying lease.

We periodically evaluate our long-lived assets for impairment. An impairment loss is required to be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three months ended March 31, 2012 or 2011.

Internal Use Software
We account for the costs to develop or obtain software for internal use in accordance with GAAP, whereby we capitalize qualifying computer software costs incurred during the “application development stage.”  Amortization of these costs begins once the product is ready for its intended use.  These capitalized software costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

We periodically evaluate the remaining useful lives and recoverability of internal use software and will record an impairment or abandonment if management determines that all or a portion of the asset will no longer be used or is no longer recoverable based on the estimated future cash flow, or will adjust the remaining useful life to reflect revised estimates as described above under “Property and Equipment”.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $12.0 million at March 31, 2012, and our working capital was $3.8 million.  At March 31, 2012 we held $7.4 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2011 to March 31, 2012, our cash, cash equivalents and short-term investments increased by $513,000 for the reasons described below under operating, investing and financing activities.

As we continue to transition our marketing and sales efforts to a consultative selling model focusing on a focused target market, and invest in scaling our enterprise sale team, we may experience a decrease in sales and cash flow in the near term.  However, we expect that, over the longer term, focusing on our defined target market will result in profitable new client acquisitions, improved retention rates and ACV and, ultimately, increased sales, cash flow and operating income.  Until such time as we are able to generate recurring positive cash flow and earnings, we will utilize our current cash, cash equivalents, short-term investments and current revenues to fund operations.

If the decline in the renewal rates of non-strategic clients continues beyond our expectations, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

Operating Activities
Net cash provided by operating activities was $898,000 for the three months ended March 31, 2012, compared to $547,000 in the same period in the prior year. The increase in operating cash flow is due to flat year over year bookings and lower operating expenses and cost of goods sold.

Investing Activities
Net cash provided by investing activities was $321,000 in the three months ended March 31, 2012, compared to net cash used in investing activities of $2.5 million in the same period in 2011.  We purchased $3.3 million in short term investments during the first three months of 2012 compared to $2.8 million in the same period in 2011, while $2.8 million of short term investments matured as of March 31, 2012 compared to $758,000 in the same period in 2011 and $1.3 million of short term investments were sold during the first quarter of 2012.  Capital expenditures decreased $178,000 in the first three months of 2012 compared to the same period in 2011.  In addition, $90,000 of our security deposit on the lease for our corporate headquarters was returned to us in March 2012.

Financing Activities
Net cash provided by financing activities was $16,000 in the three months ended March 31, 2012, compared to $95,000 in the same period of 2011.  The decrease in cash provided by financing activities is due to $57,000 reduction in proceeds from stock option exercises offset by $22,000 in principal payments on capital lease in the first quarter of 2012.

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

Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We expect to derive a meaningful portion of our growth from sales to larger businesses, who offer the highest lifetime value to our organization.   In the past, we have attempted to grow our enterprise organization, but were not successful in achieving our goals around these initiatives.  We believe we now have the right plan and are adding the right people to execute this initiative; however, if we are unsuccessful in driving growth through this channel, our growth rates will suffer.

Renewal Rates of new target clients acquired in 2011and early 2012 may not be as high as expected.
If we find that retention of new clients acquired in 2011and early 2012 is lower than expected and these new clients do not renew their subscriptions, we may lose clients.  If we are not successful at replacing these non-renewing clients, revenue may decline.

The pre-existing risk factors described below should be read in conjunction with the risk factors and information disclosed in our 2011 Annual Report.

•	Risks related to our growth strategy
o
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

o	Our new consultative sales approach may not scale SMB business as planned.
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
o
We adopted a tax benefits preservation plan, designed to preserve the value of our deferred tax assets, primarily related to net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

o	Provisions of our charter documents and Delaware law may discourage takeover attempts and depress the market price of our stock.
o	We may not be able to sustain positive cash flows from operations.
o	Political pressure to reduce federal and state spending as a result of federal deficits and state budget shortfalls may lead to reduced spending by government agencies.

•	Operational risks
o	We may not effectively implement new technologies, and new product functionality could fail to perform as designed.
o	System failures could cause an interruption in the services of our network and impact our ability to compile information and deliver our products to clients.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

10.1*+	Form of Indemnification Agreement between Onvia and each of its officers and directors approved by Board of Directors on August 30, 2011

10.2*+	2012 Variable Compensation Plan for Irvine N. Alpert

31.1+	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

Date:  May 14, 2012