Form 10-Q
period 2012-06-30
ONVIA INC
filed 2012-08-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common stock, par value $.0001 per share: 8,523,524 shares outstanding as of July 31, 2012.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,492	$3,378
Short-term investments, available-for-sale	8,615	8,149
Accounts receivable, net of allowance for doubtful accounts of $27 and $37	1,048	1,124
Prepaid expenses and other current assets	445	551
Total current assets	13,600	13,202

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,249	1,275
Internal use software, net of accumulated amortization	5,860	6,175
Deferred tax assets, net of current portion	651	588
Other long-term assets	92	92
Total long term assets	7,852	8,130
TOTAL ASSETS	$21,452	$21,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$841	$609
Accrued expenses	682	709
Unearned revenue, current portion	7,390	7,999
Other current liabilities	388	215
Total current liabilities	9,301	9,532

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	628	489
Deferred rent, net of current portion	482	568
Other long-term liabilities	88	74
Total long term liabilities	1,198	1,131

TOTAL LIABILITIES	10,499	10,663

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,523,550 and 8,494,290 shares issued; and 8,523,524 and 8,494,264 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,915	352,762
Accumulated other comprehensive loss	-	1
Accumulated deficit	(341,963)	(342,095)
Total stockholders’ equity	10,953	10,669
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,452	$21,332

(1) Derived from audited financial statements included in the 2011 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,694	$5,056	$9,397	$10,354
Content license	553	559	1,090	1,111
Management information reports	196	131	341	321
Other	103	100	214	203

Total revenue	5,546	5,846	11,042	11,989

Cost of revenue (exclusive of depreciation and amortization included below)	849	891	1,709	1,796

Gross margin	4,697	4,955	9,333	10,193

Operating expenses:
Sales and marketing	2,678	2,644	5,425	5,291
Technology and development	1,070	999	2,112	2,040
General and administrative	885	1,086	1,688	2,254

Total operating expenses	4,633	4,729	9,225	9,585

Income from operations	64	226	108	608

Interest and other income, net	8	9	24	20

Net income	$72	$235	$132	$628

Unrealized (loss) / gain on available-for-sale securities	-	-	(1)	1

Comprehensive income	$72	$235	$131	$629

Basic net income per common share	$0.01	$0.03	$0.02	$0.07

Diluted net income per common share	$0.01	$0.03	$0.01	$0.07

Basic weighted average shares outstanding	8,520	8,468	8,513	8,452

Diluted weighted average shares outstanding	8,852	8,558	8,836	8,554

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132	$628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,369	1,252
Idle lease accrual	(34)	-
Stock-based compensation	92	145
Change in operating assets and liabilities:
Accounts receivable	76	646
Prepaid expenses and other assets	34	177
Accounts payable	227	(424)
Accrued expenses	(27)	(87)
Unearned revenue	(470)	(1,352)
Deferred rent	(72)	(56)

Net cash provided by operating activities	1,327	929

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(233)	(351)
Additions to internal use software	(593)	(709)
Purchases of investments	(8,539)	(7,997)
Sales of investments	2,273	550
Maturities of investments	5,799	2,024
Return of security deposits	45	135

Net cash used in investing activities	(1,248)	(6,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(24)	-
Proceeds from exercise of stock options	59	111

Net cash provided by financing activities	35	111

Net increase / (decrease) in cash and cash equivalents	114	(5,308)

Cash and cash equivalents, beginning of period	3,378	7,522

Cash and cash equivalents, end of period	$3,492	$2,214

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(1)	$1
Purchases under capital lease obligations	(118)	-
Property and equipment additions in accounts payable	(5)	(40)
Internal use software additions in accounts payable	(164)	(173)
Non-cash proceeds from sale of equipment	-	3

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.        Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three and six month periods ended June 30, 2012 or 2011.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Annual Report”).

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

New Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our 2011 Annual Report, that are of significance, or potential significance to us.

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

3.        Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$1	$1	$-	$2
Sales and marketing	10	9	(25)	18
Technology and development	13	8	25	16
General and administrative	48	64	92	109

Total stock-based compensation	$72	$82	$92	$145

Stock-based compensation for the six months of 2012 includes the impact of options forfeited upon the departure of our Vice President of Sales and Vice President of Content, which resulted in the reversal of approximately $62,000 in previously recognized expenses on forfeited options.

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.58%	2.19%	1.05%	2.35%
Expected volatility	58%	53%	51%	50%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	4.4	4.5	4.6	5.7

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the three and six months ended June 30, 2012 and 2011.

	Three and Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.15%	0.10%
Expected volatility	53%	55%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three and six months ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2012	1,579,410	$6.81
Options granted	170,000	3.05
Options exercised	(21,225)	1.71
Options forfeited and cancelled	(684,101)	9.33
Total options outstanding at March 31, 2012	1,044,084	$4.65
Options granted	6,000	3.93
Options exercised	(4,150)	2.55
Options forfeited and cancelled	(5,240)	8.10
Total options outstanding at June 30, 2012	1,040,694	$4.64

Options exercisable at June 30, 2012	619,152	$5.45	4.24	$206,030
Options vested and expected to vest at June 30, 2012	1,002,943	$4.69	6.00	$519,349

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.97 at June 30, 2012 for options that were in-the-money at June 30, 2012.  The number of in-the-money options outstanding and exercisable at June 30, 2012 was 555,010 and 183,972, respectively.

The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2012 was $1.82 and $1.32 per option, respectively, and $1.83 and $2.09 per option, respectively, for the same periods in 2011.

As of June 30, 2012, there was approximately $332,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.76 years.

During the six months ended June 30, 2012, approximately $59,000 was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $111,000 for the same periods of 2011.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the six months ended June 30, 2012:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	13,954	$4.12
Granted	-	-
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at June 30, 2012	13,954	$4.12

RSUs granted during the first quarter of 2011 were valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and therefore these RSU’s will fully vest over three years, on December 31, 2013.  As of June 30, 2012, there was $29,470 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 1.5 years.

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

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$72	$235	$132	$628

Shares used to compute basic net income per share	8,520	8,468	8,513	8,452
Dilutive potential common shares:
Stock options	332	90	323	102
Shares used to compute diluted net income per share	8,852	8,558	8,836	8,554
Basic net income per share	$0.01	$0.03	$0.02	$0.07
Diluted net income per share	$0.01	$0.03	$0.01	$0.07

For the three months ended June 30, 2012, approximately 507,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $3.85, were not included in the calculation because the effect would have been anti-dilutive.  For the six months ended June 30, 2012, approximately 530,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

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

5.        Short-Term Investments

Onvia classifies short-term investments in debt securities as available-for-sale at June 30, 2012, stated at fair value as summarized in the following table (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$4,487	$1	$(1)	$4,487
Certificate of Deposit (1)	3,666	0	-	3,666
Corporate Bonds	462	-	-	462
	$8,615	$1	$(1)	$8,615

(1) We evaluated certificates of deposits held as of June 30, 2012 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at June 30, 2012, stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2012
	Level 1	Level 2	Level 3	Balance as of June 30, 2012
Description
U.S. Government backed securities	$-	$4,487	$-	$4,487
Certificate of Deposit	-	3,666	-	3,666
Corporate Bonds	-	462	-	462
	$-	$8,615	$-	$8,615

There were no transfers in or out of Level 1 or Level 2 investments during the first six months of 2012, and there was no activity in Level 3 fair value measurements during that period.

6.        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$399	$451
Interest receivable	31	19
Other receivables	15	8
Security deposits, current portion	-	45
Deferred tax assets, current portion	-	28
	$445	$551

7.        Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Computer equipment	$3,859	$3,829
Software	1,072	957
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	5,921	5,776

Less accumulated depreciation and amortization	(4,672)	(4,501)

Net book value	$1,249	$1,275

During the first six months of 2012, Onvia disposed of fully depreciated computer equipment valued at $207,000.

Depreciation expense was $195,000 and $378,000 for the three and six months ended June 30, 2012, respectively, compared to $175,000 and $364,000, respectively, for the same periods of 2011.

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

The following table presents a roll-forward of capitalized internal use software for the six months ended June 30, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Balance at June 30, 2012
Capitalized Internal Use Software	$11,458	$676	$12,134
Accumulated amortization	(5,283)	(991)	(6,274)
	$6,175	$(315)	$5,860

9.        Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Payroll and related liabilities	$578	$576
Taxes payable and other	104	133
	$682	$709

Other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Idle lease accrual, current portion	$45	$69
Obligations under capital leases, current portion	147	-
Deferred rent, current portion	160	146
Deferred tax liabilities	36	-
	$388	$215

10.      Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015.  Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of June 30, 2012, the remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2012	$493	$9	$502
2013	1,012	18	1,030
2014	1,042	11	1,053
2015	894	-	894
	$3,441	$38	$3,479

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

Purchase Obligations

2012	$652
2013	927
2014	355
$1,934

Legal Proceedings

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

On April 5, 2011, Simmonds filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s December 2, 2010 decision relating to the statute of limitations issue.  On June 27, 2011, the Supreme Court denied Simmonds’ petition regarding the demand issue and granted the underwriters’ petition relating to the statute of limitations issue.  Oral arguments on underwriters’ petition were heard on November 29, 2011.  On March 26, 2012, the Supreme Court vacated the Ninth Circuit's holding that petitioner's claims were not time-barred, and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinion.  On June 7, 2012, the mandate of the Ninth Circuit was formally entered.  On June 11, 2012, Plaintiffs voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues.

Other Litigation
In addition, from time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business.  While management believes that the disposition of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company, the ultimate outcomes are inherently uncertain.

11.      Provision for Income Taxes

Onvia has recorded a valuation allowance for the majority of its net deferred tax assets because it has a history of net operating losses (“NOLs”). As of December 31, 2011, the Company has recognized net deferred tax benefits in the amount of $616,000.  No additional deferred tax benefits were recognized in the first two quarters of 2012. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of June 30, 2012, Onvia had tax NOL carryforwards of $73.2 million available to offset future taxable income. These NOLs expire in dates ranging from 2021 through 2029.

12.      Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually by $135,000 in the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date.  The balance will be returned at lease termination in October 2015.  As of June 30, 2012, the outstanding security deposit balance was $90,000.

13.      Subsequent Events

In January 2012, Symphony Technology Group, LLC a private equity fund, which, together with its affiliates STG UGP, LLC, STG III GP, L.P., STG III-A, L.P. and Romesh Wadhwani (collectively, the “Symphony Group”), owns 14.63% of Onvia’s common stock, made a non-binding, conditional proposal to acquire Onvia.  Onvia’s Board determined that the Symphony Group’s acquisition proposal was inadequate and not in the best interests of Onvia and its stockholders.  Onvia filed its preliminary proxy statement on April 6, 2012 and on April 10, 2012, the Symphony Group subsequently launched a proxy contest in an attempt to have three of its own director nominees elected to the Onvia Board.  At the Annual Meeting of Stockholders held on May 31, 2012, the Company’s stockholders voted to re-elect Onvia’s three director nominees, Jeffrey C. Ballowe, Robert G. Brown and Michael E.S. Frankel, to Onvia’s Board of Directors.  Onvia incurred $95,000 in non-recurring expenses to address the proxy contest early in the second quarter of 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in clients, contracts and contract value, cash flow, profitability and stockholder value and expected stabilization of ACV. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends,” “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in our 2011 Annual Report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

We developed a three-year product roadmap in 2011 to realize this vision.   Last year, we began to move beyond content aggregation to content normalization and enhancement.  We achieved the first product milestone in February 2012 with the launch of “Onvia 5,” which improved the usability and “findability” features of the database.  In early July 2012, Onvia launched a new solution, Term Contract Center, to provide our clients maximum visibility into these opportunities, efficiently identify the ones they should pursue, and get the award data and competitor and partner information they need to win more government business.  We will continue to normalize key data types to deliver more relevant search results to our clients.  This normalized database of public sector procurement information will represent the foundation for the series of strategic analytical tools that we plan to launch in 2013.

Onvia’s solution includes access to the Onvia Online Database, Spending Forecast Center, Term Contract Center, and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple elements arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates” for a discussion of how sales price is allocated between the elements in a multiple elements arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Online Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

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

Onvia’s Comprehensive Online Database

Onvia’s database of proprietary public sector information has been built over more than eleven years, and includes comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our database provides information on over 5 million procurement-related records connected to over 378,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

Information related to each stage of the procurement cycle is linked together to provide a comprehensive view of each project including:

•
Advance Notices – alerts businesses of projects in the early stages of the development process, before the bid or request for proposal is released in its final form, or before final zoning and planning board approval;

•	Bids, Request for proposals, request for quotes, cancellations, and related amendments;
•
Plan holders and Bidders Lists – provides competitive intelligence by presenting a list of competitors that have acquired plans, specifications, bidding documents and/or proposals for specific projects in the active bid or proposal stage, and a list of competitors who submit bids for prime contracts with the owner of the project;

•	Bid Results and Awards Information – notifies businesses of awarded bids, providing information for use in their own sales and marketing activities; and
•	Grants – supplies federal grant information critical to businesses tracking or applying for publicly-funded projects.

The database can be analyzed using many different search filters including:

• Industry Vertical • State • Publication Date • Submittal Date • Procurement Type	• Level of Government • Agency Function • Set Aside Requirements • Awarded Contract Value

Our database includes many important data fields to further qualify opportunities as available, including:

• Request for proposals/Bid Information	• Agency Information
o Document title and extract	o Agency name
o Publication date	o Agency function
o Pre-bid meeting date	o Agency bid number
o Submittal date	o Address
o Product documents	o Phone number
o Contract term	o Website link
o NIGP code	• Buyer Information
o Plan price	o Buyer name
• Planholders/Bidders lists	o Buyer address
o Vendor name	o Buyer email
o Vendor address	o Buyer phone number
o Contact name and title	o Buyer fax number
o Contact email	• Term Contracts
• Award Information	o Contract term
o Awarded vendors	o Expiration date
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

Term Contract Center - In early July Onvia launched a new solution, Term Contract Center, to help Onvia’s clients take advantage of the growing trend by government agencies to make purchases using term contracts.  Term Contract Center ensures that the clients have maximum visibility into these opportunities, can efficiently identify the ones they should pursue, and can get the award data and competitor and partner information they need to win more government business.  In addition, we significantly increased our coverage and collection of term contracts and awards to provide clients with a single source they can rely on to grow revenues.

Using term contract center, our clients can:

•	Search from more than 100,000 active state and local term contracts and then create a pipeline of upcoming renewal opportunities
•	Analyze term-contract buying trends to identify the right agencies to build relationships with
•	Track competitors by searching for vendors who currently hold these contracts
•	Locate potential teaming and subcontracting partners by accessing information about vendor representatives on term contracts and how to contact them.

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

Our new user interface, Onvia 5, was developed from feedback received from our clients. Since the release of Onvia 5 in February 2012 we have received positive reactions with respect to improved usability and navigation.   Term Contract Center, released in July 2012, provides our clients with maximum visibility into term contracts and we have expanded content collection to support this solution.  This expanded product suite, content coverage and our ongoing data normalization initiative is expected to differentiate our solution in the market and support a new series of decision analytics tools to be released in 2013.

·
Target prospects with high lifetime value: We intend to focus our sales and marketing efforts on the prospects that fit the profile of our most valuable clients. Our history shows that organizations with certain firmographic characteristics tend to subscribe to the most valuable products and services, and have higher client satisfaction.  Using our own database we identify companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government. If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.  A key measure of this initiative is the blended Annual Contract Value per Client, or ACVC of all new clients acquired during the quarter.  In the second quarter, our blended ACVC, including both SMB and Enterprise acquisition, was $9,527, up 25% from $7,597 in the same quarter last year.   Blended ACVC may fluctuate in sequential quarters until Enterprise results become more consistent.

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

Key Business Metrics

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

ACV for the second quarter of 2012 declined by 7% to $18.6 million from $19.9 million for the same quarter of the previous year, but increased 1% compared to the first quarter of 2012.  ACV stabilized because the acquisition and retention of profitable client contracts continues to improve.  Future improvements in client retention rates and new client acquisitions will be additive to the contract base and will drive future revenue growth.

At the end of the second quarter of 2012, Onvia’s total client base decreased 18% to 4,200 clients from 5,100 clients in the same quarter of the previous year, and declined 2% from 4,300 clients in the first quarter of 2012.  In the second quarter, we lost only 100 net clients compared to 200 clients in each of the previous two quarters.  We only experienced net client losses in subscription levels less than $5,000 per year. The increase in ACVC offset the impact of lost clients on annual contract value.

ACVC for the second quarter of 2012 grew 14% to an average of $4,431 per client from an average of $3,885 per client during the same quarter of the previous year and 3% from $4,315 from the first quarter of 2012.  ACVC improved, in part by targeting more strategic clients and because renewals were weighted toward strategic clients with higher contract values.

Seasonality

Our client acquisition business is historically subject to some seasonal fluctuations.  The second and third quarters are generally slower than the first and fourth quarters for client acquisition.  The construction industry is our single largest market and these prospects are typically engaged on projects during the spring and summer months, not prospecting for new work, which causes new client acquisition to decline compared to the first and fourth quarters in the year.  For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and so in addition to sequential quarter comparisons, our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.  It is possible that the historical seasonality was characteristic of our previous target market which included smaller companies not strategically focused on the public sector.  As we concentrate on our new target market, we may not experience the same strong historical seasonality we experienced in the past.

Results of Operations for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$5,546	$5,846	$11,042	$11,989

Revenue:
Subscription	85%	86%	85%	86%
Content license	10%	10%	10%	9%
Management information reports	3%	2%	3%	3%
Other	2%	2%	2%	2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Compared to last year, second quarter revenues declined as expected by 5% from $5.8 million and represents an accelerating improvement over the first quarter negative growth rate of 11%.  Our year over year revenue declined due to the planned reduction of contract value from non-strategic clients.  Revenues increased by nearly 1% compared to the first quarter of 2012 due to growth in ACV in the second quarter of 2012.  We expect revenue growth rates to stabilize and begin to grow in the second half of 2012.

Cost of revenue for the three and six months ended June 30, 2012 and June 30, 2011 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended June 30,	$849	$891	$(42)	(5%)
Percentage of Revenue	15%	15%
Six months ended June 30,	1,709	1,796	$(87)	(5%)
Percentage of Revenue	15%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable three and six month periods was primarily due to decreases of $58,000 and $88,000, respectively, in third party content costs due to the application of a more efficient data, capture and application process.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2012 and June 30, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended June 30,	$2,678	$2,644	$34	1%
Percentage of Revenue	48%	45%
Six months ended June 30,	5,425	5,291	$134	3%
Percentage of Revenue	49%	44%

The increase in expenses for the comparable three month periods was due to individually immaterial changes.

The increase in expenses for the comparable six month periods is primarily comprised of $107,000 increase in payroll-related expenses and $89,000 increase in amortization costs. These increases were partially offset by a $64,000 decrease in marketing costs.  Our targeted marketing activities are more effective and less expensive than our traditional lead generation process.

Technology and Development

Technology and development expenses for the three and six months ended June 30, 2012 and June 30, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended June 30,	$1,070	$999	$71	7%
Percentage of Revenue	19%	17%
Six months ended June 30,	2,112	2,040	$72	4%
Percentage of Revenue	19%	17%

The increase in expenses for the comparable three month periods is primarily attributed to a $60,000 decrease in capitalized internal use software costs.

The increase in expenses for the comparable six month periods is primarily attributed to a $41,000 increase in amortization costs from the launch of new product offset by a $127,000 decrease in capitalized internal use software costs on products in development and $77,000 decrease in payroll related costs and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2012 and June 30, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended June 30,	$885	$1,086	$(201)	(19%)
Percentage of Revenue	16%	19%
Six months ended June 30,	1,688	2,254	$(566)	(25%)
Percentage of Revenue	15%	19%

The decrease in expenses for the comparable three month periods is primarily related to a $167,000 decrease in payroll related costs due to realignment of responsibilities of four employees who were included in General and Administrative expenses in the prior period and currently reported in Sales and Marketing expenses and other individually immaterial changes.  General and Administrative expenses include $95,000 in non-recurring expenses incurred to address the proxy contest early in the second quarter of 2012.

The decrease in expenses for the comparable six month periods is primarily related to a $336,000 decrease in payroll related costs for the reasons described above, a $73,000 decrease in professional services costs related to the preparation of the Section 382 analysis, and other individually immaterial changes.

Interest and Other Income, Net
Net interest and other income was $8,000 and $24,000 for the three and six months ended June 30, 2012, respectively, compared to $9,000 and $20,000, respectively, for the same periods in 2011. Interest expense is immaterial for the three and six months ended June 30, 2012 and 2011.

Net Income and Net Income per Share
Net income for the three months and six months ended June 30, 2012 was $72,000 and $132,000, respectively compared to $235,000 and $628,000, respectively, for the same periods in 2011.   On a diluted per share basis, net income was $0.01 for the three and six months ended June 30, 2012, compared to net income of $0.03 and $0.07 for the three and six months ended June 30, 2011.

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

We periodically evaluate our long-lived assets for impairment. An impairment loss is required to be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the six months ended June 30, 2012 or 2011.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $12.1 million at June 30, 2012, and our working capital was $4.3 million.  At June 30, 2012 we held $8.6 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2011 to June 30, 2012, our cash, cash equivalents and short-term investments increased by $580,000 for the reasons described below under operating, investing and financing activities.

As we continue to execute our turnaround plan, our sales results may not be as consistent or predictable in the near term and we may experience a decrease in sales and cash flow in the near term.  However, we expect that, over the longer term, focusing on our defined target market will result in profitable new client acquisitions, improved retention rates and ACV and, ultimately, increased sales, cash flow and operating income.  Until such time as we are able to generate recurring positive cash flow and earnings, we may utilize our current cash, cash equivalents, short-term investments and current revenues to fund operations.

If the decline in the renewal rates of non-strategic clients continues beyond our expectations, our operating cash flow may be adversely impacted in the near term; however, we believe that our current cash and cash equivalents are sufficient to fund current operations for the near-term foreseeable future.

Operating Activities
Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2012, compared to $929,000 in the same period in the prior year. The increase in operating cash flow is due primarily to the decrease in unearned revenue partially offset by decrease in net income and all other cash from operations activities.

Investing Activities
Net cash used by investing activities was $1.2 million in the six months ended June 30, 2012, compared to $6.3 million in the same period in 2011.  The decrease of $5.1 million in cash used is attributable to an increase of $5.5 million in maturities and sales of investments and a reduction of $0.5 million in purchases of investments, offset by a decrease of $234,000 in additions to property and equipment and internal use software.  In addition, there was partial reduction of our security deposit for the lease of our corporate headquarters.

Financing Activities
Net cash provided by financing activities was $35,000 in the six months ended June 30, 2012, compared to $111,000 in the same period of 2011.  The decrease in cash provided by financing activities is due to $52,000 reduction in proceeds from stock options exercises offset by $24,000 in principal payments on capital lease in the first quarter of 2012.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under “Legal Proceedings” in Note 11, “Commitments and Contingencies”, of the notes to our unaudited condensed consolidated financial statements of this Report is incorporated herein by reference.

Item 1A.  Risk Factors

The Company believes that there have been no material changes from risk factors previously disclosed in our 2011Annual Report. You should carefully consider the risk and uncertainties described in our 2011 Annual Report.  These are not the only risks and uncertainties that we face.  Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be adversely affected.

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
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

Date:  August 14, 2012