Form 10-Q
period 2012-09-30
ONVIA INC
filed 2012-11-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-35164

ONVIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1859172
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

Common stock, par value $.0001 per share: 8,523,498 shares outstanding as of October 31, 2012.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2012	December 31, 2011 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,260	$3,378
Short-term investments, available-for-sale	9,177	8,149
Accounts receivable, net of allowance for doubtful accounts of $36 and $37	1,301	1,124
Prepaid expenses and other current assets	388	551

Total current assets	14,126	13,202

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,155	1,275
Internal use software, net of accumulated amortization	5,654	6,175
Deferred tax assets, net of current portion	644	588
Other long-term assets	92	92

Total long term assets	7,545	8,130

TOTAL ASSETS	$21,671	$21,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$821	$609
Accrued expenses	671	709
Unearned revenue, current portion	7,561	7,999
Other current liabilities	353	215

Total current liabilities	9,406	9,532

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	694	489
Deferred rent, net of current portion	438	568
Other long-term liabilities	58	74

Total long term liabilities	1,190	1,131

TOTAL LIABILITIES	10,596	10,663

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,523,550 and 8,494,290 shares issued; and 8,523,524 and 8,494,264 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	352,987	352,762
Accumulated other comprehensive gain	1	1
Accumulated deficit	(341,914)	(342,095)

Total stockholders’ equity	11,075	10,669

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,671	$21,332

(1) Derived from audited financial statements included in the 2011 Annual Report.

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,692	$4,821	$14,089	$15,175
Content license	504	558	1,594	1,669
Management information reports	154	142	495	463
Other	69	109	283	312

Total revenue	5,419	5,630	16,461	17,619

Cost of revenue (exclusive of depreciation and amortization included below)	899	889	2,608	2,685

Gross margin	4,520	4,741	13,853	14,934

Operating expenses:
Sales and marketing	2,666	2,600	8,091	7,892
Technology and development	1,068	989	3,180	3,028
General and administrative	746	912	2,434	3,166

Total operating expenses	4,480	4,501	13,705	14,086

Income from operations	40	240	148	848

Interest and other income, net	9	8	33	28

Net income	$49	$248	$181	$876

Unrealized gain on available-for-sale securities	-	-	-	1

Comprehensive income	$49	$248	$181	$877

Basic net income per common share	$0.01	$0.03	$0.02	$0.10

Diluted net income per common share	$0.01	$0.03	$0.02	$0.10

Basic weighted average shares outstanding	8,524	8,477	8,516	8,460

Diluted weighted average shares outstanding	8,869	8,541	8,855	8,555

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181	$876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,098	1,932
Idle lease accrual	(52)	144
Stock-based compensation	165	235
Change in operating assets and liabilities:
Accounts receivable	(177)	675
Prepaid expenses and other assets	91	37
Accounts payable	121	(580)
Accrued expenses	(38)	(189)
Unearned revenue	(234)	(1,474)
Deferred rent	(109)	(85)

Net cash provided by operating activities	2,046	1,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(258)	(452)
Additions to internal use software	(910)	(1,020)
Purchases of investments	(11,665)	(10,534)
Sales of investments	2,273	1,350
Maturities of investments	8,364	4,148
Return of security deposits	45	135

Net cash used in investing activities	(2,151)	(6,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(72)	-
Proceeds from exercise of stock options	59	142

Net cash provided by financing activities	(13)	142

Net increase / (decrease) in cash and cash equivalents	(118)	(4,660)

Cash and cash equivalents, beginning of period	3,378	7,522

Cash and cash equivalents, end of period	$3,260	$2,862

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$-	$(1)
Purchases under capital lease obligations	(120)	-
Property and equipment additions in accounts payable	(75)	(6)
Internal use software additions in accounts payable	(182)	(171)
Non-cash proceeds from sale of equipment	-	3

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three and nine month periods ended September 30, 2012 or 2011.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Annual Report”).

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

New Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our 2011 Annual Report, that are of significance, or potential significance to us.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$1	$1	$1	$3
Sales and marketing	10	16	(15)	34
Technology and development	14	9	39	25
General and administrative	47	64	139	173

Total stock-based compensation	$72	$90	$164	$235

Stock-based compensation for the nine months of 2012 includes the impact of options forfeited upon the departure of our Vice President of Sales and Vice President of Content, which resulted in the reversal of approximately $62,000 in previously recognized expenses on forfeited options.

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012*	2011	2012	2011
Risk-free interest rate	N/A	N/A	1.05%	2.35%
Expected volatility	N/A	N/A	51%	50%
Expected dividends	N/A	N/A	0%	0%
Expected life (in years)	N/A	N/A	4.6	5.7

* There were no option grants during the three months ended September 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the three and nine months ended September 30, 2012 and 2011.

	Three and Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.15%	0.10%
Expected volatility	53%	55%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three and nine months ended September 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2012	1,579,410	$6.81
Options granted	170,000	3.05
Options exercised	(21,225)	1.71
Options forfeited and cancelled	(684,101)	9.33
Total options outstanding at March 31, 2012	1,044,084	$4.65
Options granted	6,000	3.93
Options exercised	(4,150)	2.55
Options forfeited and cancelled	(5,240)	8.10
Total options outstanding at June 30, 2012	1,040,694	$4.64
Options granted	-	-
Options exercised	-	-
Options forfeited and cancelled	(333)	5.12
Total options outstanding at September 30, 2012	1,040,361	$4.64

Options exercisable at September 30, 2012	638,233	$5.41	4.04	178,464
Options vested and expected to vest at September 30, 2012	1,007,671	$4.68	5.73	416,833

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.76 at September 30, 2012 for options that were in-the-money at September 30, 2012.  The number of in-the-money options outstanding and exercisable at September 30, 2012 was 523,752 and 184,876, respectively.

The weighted average grant date fair value of options granted during the nine month period ended September 30, 2012 and 2011 was $1.32 and $2.09 per option, respectively. No options were granted during the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was approximately $273,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.59 years.

During the nine months ended September 30, 2012, approximately $59,000 was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $142,000 for the same periods of 2011.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the nine months ended September 30, 2012:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	13,954	$4.12
Granted	-	-
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at September 30, 2012	13,954	$4.12

RSUs granted during the first quarter of 2011 were valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and therefore these RSU’s will fully vest over three years, on December 31, 2013.  As of September 30, 2012, there was $24,531 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 1.26 years.

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$49	$248	$181	$876

Shares used to compute basic net income per share	8,524	8,477	8,516	8,460
Dilutive potential common shares:
Stock options	345	64	339	95
Shares used to compute diluted net income per share	8,869	8,541	8,855	8,555
Basic net income per share	$0.01	$0.03	$0.02	$0.10
Diluted net income per share	$0.01	$0.03	$0.02	$0.10

For the three months ended September 30, 2012, approximately 507,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $3.82, were not included in the calculation because the effect would have been anti-dilutive.  For the nine months ended September 30, 2012, approximately 517,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

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

Onvia classifies short-term investments in debt securities as available-for-sale at September 30, 2012, stated at fair value as summarized in the following table (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$5,595	$1	$-	$5,596
Certificate of Deposit (1)	3,123	-	-	3,123
Corporate Bonds	458	-	-	458
	$9,176	$1	$-	$9,177

(1) We evaluated certificates of deposits held as of September 30, 2012 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at September 30, 2012, stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2012
	Level 1	Level 2	Level 3	Balance as of September 30, 2012
Description
U.S. Government backed securities	$-	$5,596	$-	$5,596
Certificate of Deposit	-	3,123	-	3,123
Corporate Bonds	-	458	-	458
	$-	$9,177	$-	$9,177

There were no transfers in or out of Level 1 or Level 2 investments during the nine months of 2012, and there was no activity in Level 3 fair value measurements during that period.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expenses	$326	$451
Interest receivable	44	19
Other receivables	18	8
Security deposits, current portion	-	45
Deferred tax assets, current portion	-	28
	$388	$551

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	September 30, 2012	December 31, 2011

Computer equipment	$3,801	$3,829
Software	1,108	957
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	5,899	5,776

Less accumulated depreciation and amortization	(4,744)	(4,501)

Net book value	$1,155	$1,275

During the first nine months of 2012, Onvia disposed of fully depreciated computer equipment valued at $319,000 and $5,000 of fully depreciated software compared to disposal of $268,000 of fully depreciated computer equipment and $183,000 of fully depreciated software for the same period of 2011.

Depreciation expense was $188,000 and $567,000 for the three and nine months ended September 30, 2012, respectively, compared to $232,000 and $595,000, respectively, for the same periods of 2011.

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

Onvia evaluates on annual basis the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the nine months ended September 30, 2012.

The following table presents a roll-forward of capitalized internal use software for the nine months ended September 30, 2012 (in thousands):

	Balance at December 31, 2011	Additions	Balance at September 30, 2012
Capitalized Internal Use Software	$11,458	$1,010	$12,468
Accumulated amortization	(5,283)	(1,531)	(6,814)
	$6,175	$(521)	$5,654

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Payroll and related liabilities	$521	$576
Taxes payable and other	150	133
	$671	$709

Other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Idle lease accrual, current portion	$33	$69
Obligations under capital leases, current portion	125	-
Deferred rent, current portion	167	146
Deferred tax liabilities	28	-
	$353	$215

10.	Commitments and Contingencies

Operating Leases

Onvia has a non-cancellable operating lease for its current corporate headquarters building, which expires in October 2015.  Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of September 30, 2012, the remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2012	$246	$4	$250
2013	1,012	18	1,030
2014	1,042	11	1,053
2015	894	-	894
	$3,194	$33	$3,227

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2012 to 2014.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2012	$438
2013	984
2014	356
$1,778

    Legal Proceedings

From time to time legal proceedings may arise in the ordinary course of business. Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgement based on information currently available, is likely to have a material adverse effect on our business or financial position.

11.	Provision for Income Taxes

Onvia has recorded a valuation allowance for the majority of its net deferred tax assets because it has a history of net operating losses (“NOLs”). As of December 31, 2011, the Company has recognized net deferred tax benefits in the amount of $616,000.  No additional deferred tax benefits were recognized in the first three quarters of 2012. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of September 30, 2012, Onvia federal NOL carryforwards for income tax purposes were approximately $73.2 million. The federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the federal NOL carryforwards will begin to expire in 2022. The latest date available for a portion of the federal NOL carryforwards to be utilized to offset future income is 2030.

12.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually by $135,000 in the first three years of the lease beginning in March 2009, and by $45,000 on the fourth anniversary of the commencement date.  The balance will be returned at lease termination in October 2015.  As of September 30, 2012, the outstanding security deposit balance was $90,000.

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

Investment in 2013 Growth
Over the last 18 months, we have made significant foundational changes to the business; we have defined our target market, executed a new consultative sales process, strengthened our database and increased our value to clients and built a team committed to success.  All of these initiatives were necessary to fix and stabilize the business, the first phase of our transformation plan.  ACV and revenue have stabilized and should begin to grow in the next few quarters.  We are now ready to leverage the foundation we have built over the last 2 years and scale the business.

In the fourth quarter we began investing in our most successful and mature channel, SMB sales to accelerate revenue growth.  In October, we increased the SMB acquisition team by nearly 50% to a total of 20 sales professionals.  By hiring these individuals now, the new team members should become productive in early 2013 and should accelerate revenue growth throughout 2013 at a margin of up to 65%.

As a result of the investment in salespeople and the related recruiting fees we will incur approximately $100,000 in non-recurring expenses in the fourth quarter of 2012, and will increase our ongoing sales and marketing costs by approximately $750,000 annually.  We expect to incur a net loss over the next one to two quarters until the new salespeople begin to contribute to revenue growth. We expect to incur our largest loss from this investment in the fourth quarter ranging between $175,000-$250,000.

Onvia’s solution includes access to the Onvia Database, Spending Forecast Center, Term Contract Center, and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple elements arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates” for a discussion of how sales price is allocated between the elements in a multiple elements arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

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

The procurement capture process is complicated and comprised of multiple elements and information types.   Businesses must evaluate a variety of different sources of procurement information and activities to understand their individual markets and to make strategic decisions.  These data types include:

• Annual Budgets • Capital Improvement Plans • Requests for Quotes • Requests for Proposals • Amendments • Term Contracts	• Plan holders Lists • Bidders Lists • Bid Results • Awards • Other trigger events, such as City Council Minutes

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

Onvia’s Comprehensive Database

Onvia’s database of proprietary public sector information has been built over more than eleven years, and includes comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our database provides information on over 5 million procurement-related records connected to over 400,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

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

Onvia Database  - Onvia’s flagship business solution is the Onvia Database which provides rich search functionality on our proprietary database of local, state and federal government agency purchasing information. Our database is organized around two key hubs of information, Project Center and Agency Center.

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

Using term contract center, our clients can:

•	Search from more than 102,000 active state and local term contracts and then create a pipeline of upcoming renewal opportunities
•	Analyze term-contract buying trends to identify the right agencies to build relationships with
•	Track competitors by searching for vendors who currently hold these contracts
•	Locate potential teaming and subcontracting partners by accessing information about vendor representatives on term contracts and how to contact them.

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

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to win more government business.  We intend to achieve this mission by delivering exceptional products that offer our clients significant value in maximizing their business in the public sector market.  If we are able to effectively achieve this mission, we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

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

Our new user interface, Onvia 5, was developed from feedback received from our clients. Since the release of Onvia 5 in February 2012 we have received positive reactions with respect to improved usability and navigation.   Term Contract Center, released in July 2012, provides our clients with maximum visibility into term contracts and we have expanded content collection to support this solution.  This expanded product suite, content coverage and our ongoing data normalization initiative is expected to differentiate our solution in the market and support a new series of decision analytics tools to be released in 2013. Our upcoming December product release will significantly enhance our existing Spending Forecast Center to provide targeted extracts of future projects included within agency capital improvement plans and budgets.

·
Target prospects with high lifetime value: We intend to focus our sales and marketing efforts on the prospects that fit the profile of our most valuable clients. Our history shows that organizations with certain firmographic characteristics tend to subscribe to the most valuable products and services, and have higher client satisfaction.  Using our own database we identify companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government. If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.  A key measure of this initiative is the blended Annual Contract Value per Client, or ACVC of all new clients acquired during the quarter.  In the third quarter, our blended ACVC, including both SMB and Enterprise acquisition, was $9,798, up 13% from $8,644 in the same quarter last year.   Blended ACVC may fluctuate in sequential quarters until Enterprise results become more consistent.

Our business solutions support the largest industry verticals, with a focus on the infrastructure verticals, which include:

o	Architecture and Engineering
o	Construction and Building Supplies
o	IT / Telecommunications
o	Professional Services
o	Operations and Maintenance Services
o	Transportation
o	Healthcare
o	Water and Energy / Alternative Energy

We continue to improve the effectiveness of our marketing efforts.  For the past two quarters we have ramped up our lead generation programs from a variety of new sources: webinars, trade shows, our new website, whitepapers, and email prospecting campaigns.   The success we have seen in our new SMB business is partially attributed to the recent success of our marketing programs.

·
Develop and execute an enterprise sales and marketing program: We intend to develop and execute an enterprise sales program targeting the largest companies that offer the most business potential for Onvia.  Our current enterprise clients derive the most value from our information services and this client segment has our highest retention rates and highest contract values.  Prior to the release of our new database platform, it was more difficult to differentiate our products for the high end of the market.

Our 2012 enterprise sales results have been below expectations.  Our enterprise clients typically have higher contract values and higher retention rates than our SMB clients and we believe our disappointing results are due to execution not strategy.  In October, we hired David Payton to lead our enterprise sales teams.  David has 28 years of both public sector and enterprise sales leadership experience and we believe that under David’s leadership we will strengthen our execution and begin to see positive results from enterprise sales in the first half of 2013.

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

ACV for the third quarter of 2012 declined by 2% to $18.6 million from $19.0 million for the same quarter of the previous year, and remained flat compared to the second quarter of 2012.

At the end of the third quarter of 2012, Onvia’s total client base decreased 14% to 4,050 clients from 4,700 clients in the same quarter of the previous year, and declined 4% from 4,200 clients in the second quarter of 2012.  Although retention rates improved in the third quarter, we lost more accounts in the aggregate due to the large population of expiring accounts.  We only lost net clients with subscription values of less than $5,000 annually.

ACVC for the third quarter of 2012 grew 14% to an average of $4,610 per client from an average of $4,027 per client during the same quarter of the previous year and 4% from $4,431 from the second quarter of 2012.  Growth in ACVC is a validation of our target market of companies that have a strategic interest in the public sector and we continue to provide these companies with exceptional value to help them win more government business.

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

Results of Operations for the Three and Nine months Ended September 30, 2012 Compared to the Three and Nine months Ended September 30, 2011

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$5,419	$5,630	$16,461	$17,619

Revenue:
Subscription	87%	86%	86%	86%
Content license	9%	10%	9%	9%
Management information reports	3%	2%	3%	3%
Other	1%	2%	2%	2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Compared to last year, third quarter revenues declined by 3.7% to $5.4 million from $5.6 million, and represents an accelerating improvement over the second quarter negative growth rate of 5.1% and the first quarter negative growth rate of 10.5%.

Subscription-only revenue growth in the third quarter of 2012 improved to a negative 2.6% over last year compared to subscription-only negative revenue growth of 7.1% in the second quarter of 2012.  Our SMB sales organization continues to perform as expected; however enterprise sales is taking longer to ramp than planned and didn’t contribute to revenues as expected.   Content license revenues were also lower than planned because the trade publisher program that was initiated last year did not perform as expected and was terminated in the third quarter of 2012.  As a result of the enterprise and content license results, we expect revenue growth rates to begin to grow in the first quarter of 2013, a quarter later than planned.

Cost of revenue for the three and nine months ended September 30, 2012 and September 30, 2011 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended September 30,	$899	$889	$10	1%
Percentage of Revenue	17%	16%
Nine months ended September 30,	2,608	2,685	$(77)	(3%)
Percentage of Revenue	16%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable nine month periods was primarily due to $80,000 decrease in contract labor.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended September 30,	$2,666	$2,600	$66	3%
Percentage of Revenue	49%	46%
Nine months ended September 30,	8,091	7,892	$199	3%
Percentage of Revenue	49%	45%

The increase in expenses for the comparable three month periods was due to $112,000 increase in commission expenses offset by other individually immaterial changes.

The increase in expenses for the comparable nine month periods is primarily comprised of $184,000 increase in commission expenses and $136,000 increase in amortization costs related to new products launched in 2012. These increases were partially offset by a $79,000 decrease in marketing costs and by other individually immaterial changes.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended September 30,	$1,068	$989	$79	8%
Percentage of Revenue	20%	18%
Nine months ended September 30,	3,180	3,028	$152	5%
Percentage of Revenue	19%	17%

The increase in expenses for the comparable three month periods is primarily attributed to a $57,000 increase in amortization expenses and other individually immaterial changes.

The increase in expenses for the comparable nine month periods is primarily attributed to a $98,000 increase in amortization expenses due to the launch of new products and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Three months ended September 30,	$746	$912	$(166)	(18%)
Percentage of Revenue	14%	16%
Nine months ended September 30,	2,434	3,166	$(732)	(23%)
Percentage of Revenue	15%	18%

The decrease in expenses for the comparable three month periods is primarily related to a $122,000 decrease in payroll related costs due to realignment of responsibilities of four employees who were included in General and Administrative expenses in the prior period and are now included in Sales and Marketing expenses, a $164,000 decrease in facilities costs primarily related to the idle lease accrual and other individually immaterial changes.  These decreases were offset by $215,000 increase in business taxes, primarily due to tax refund from the City of Seattle received in 2011.

The decrease in expenses for the comparable nine month periods is primarily related to a $429,000 decrease in payroll related costs primarily for the reasons described above, a $203,000 decrease in facilities costs for the reasons described above, and a $71,000 in professional services costs related to the preparation of the Section 382 analysis, and other individually immaterial changes. These decreases were offset by $182,000 increase in business taxes, primarily due to tax refund from the city of Seattle.

Interest and Other Income, Net
Net interest and other income was $9,000 and $33,000 for the three and nine months ended September 30, 2012, respectively, compared to $8,000 and $28,000, respectively, for the same periods in 2011. Interest expense is immaterial for the three and nine months ended September 30, 2012 and 2011.

Net Income and Net Income per Share
Net income for the three months and nine months ended September 30, 2012 was $49,000 and $181,000, respectively compared to $248,000 and $876,000, respectively, for the same periods in 2011.   On a diluted per share basis, net income was $0.01 and $0.02 for the three and nine months ended September 30, 2012, compared to net income of $0.03 and $0.10 for the three and nine months ended September 30, 2011.

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

We periodically evaluate our long-lived assets for impairment. An impairment loss is required to be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the nine months ended September 30, 2012 or 2011.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $12.4 million at September 30, 2012, and our working capital was $4.7 million.  At September 30, 2012 we held $9.2 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2011 to September 30, 2012, our cash, cash equivalents and short-term investments increased by $910,000 for the reasons described below under operating, investing and financing activities.

In the fourth quarter we began investing in our most successful and mature channel, SMB sales to accelerate revenue growth.  In October, we increased the SMB acquisition team by nearly 50% to a total of 20 sales professionals.  As a result of the investment in salespeople and the related recruiting fees we will incur approximately $100,000 in non-recurring expenses in the fourth quarter of 2011, and will increase our ongoing sales and marketing costs by approximately $750,000 annually.

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

Operating Activities
Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2012, compared to $1.6 million in the same period in the prior year. The increase in operating cash flow is due primarily to the decrease in unearned revenue and accounts payables partially offset by decrease in accounts receivables and net income and all other cash from operations activities.

Investing Activities
Net cash used by investing activities was $2.2 million in the nine months ended September 30, 2012, compared to $6.4 million in the same period in 2011.  The decrease of $4.2 million in cash used is attributable to an increase of $5.1 million in maturities and sales of investments and a reduction of $1.1 million in purchases of investments, offset by a decrease of $304,000 in additions to property and equipment and internal use software.  In addition, there was partial reduction of our security deposit for the lease of our corporate headquarters.

Financing Activities
Net cash used in financing activities was $13,000 in the nine months ended September 30, 2012, compared to $142,000 of net cash provided by financing activities in the same period of 2011.  The decrease in cash provided by financing activities is due to $83,000 reduction in proceeds from stock options exercises and a $72,000 in principal payments on capital lease in 2012.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

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

Not applicable.

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
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

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

Date:  November 14, 2012