Form 10-K
period 2012-12-31
ONVIA INC
filed 2013-03-18
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2012, as reported on the NASDAQ Capital Market, was $20,297,166.

The number of shares of the registrant’s common stock outstanding at March 1, 2013 was 8,566,263.

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2012

PART I

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in revenue, clients, contracts and contract value, cash flow, profitability and stockholder value and expected stabilization of Annual Contract Value (or “ACV”). When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends”, “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement.  Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  Except as required by law, Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.  Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto included in this report.

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

Company Overview

Onvia is a leading provider of business information and research solutions that help companies plan, market and sell to government agencies throughout the United States (or U.S.).  Onvia’s business solutions provide clients online access to proprietary information about government procurement activity across local, state, and federal government agencies.  The business intelligence derived from our solutions allows clients to identify and research new market opportunities, analyze market trends, and obtain valuable insights about their competitors and channel partners.  We believe our business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

The Company’s powerful procurement solutions include proprietary content and analytical tools that deliver essential insight and intelligence necessary to win more business with state and local governments.  Onvia targets a market of companies that have a long term strategic interest in the public sector, and for which the government market is a core part of their business.  All three of our customer distribution channels, Small and Medium Business (or SMB), Enterprise, and Content Licensing, focus on this market.  The high margins of this model provide the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

We developed a three-year business transformation plan and product roadmap in 2011 to leverage the Company’s investment in a rich public sector procurement database and execute on a strategy of transitioning the business from a low cost provider of government procurement information targeted at a large market of casual users to a high value and trusted partner to clients with a long-term strategic interest in the public sector.   We achieved the first product milestone to execute this shift in business strategy in February 2012 with the launch of “Onvia 5,” which improved the usability and “find-ability” features of the database.  In July 2012, Onvia launched a new solution, Term Contract Center, to provide our clients maximum visibility into over 150,000 recurring contracts.  Term Contract Center helps clients identify which contracts to pursue, including the incumbent vendor and the price the agency has paid for the contract.   In December 2012, we launched the first update to Spending Forecast Center with Project Previews, a data mining tool that helps clients focus on those future business opportunities from budgets and capital improvement plans where they have the greatest probability of winning.

We continue to invest in our business intelligence solutions to build new analytic tools in 2013 and 2014.  We normalized agency names and expect to complete the normalization of public sector vendors by the end of the first quarter of 2013.  For the first time in ten years we expanded our taxonomy with new categories in response to customer feedback for more relevant search results.  All of these investments have changed our value proposition from an aggregator of public procurement documents to a robust, enhanced database of public procurement intelligence.

In 2012, we completed the first phase of the transformation plan evidenced by the stabilization of Annual Contract Value, or ACV, and revenue and we are now ready to leverage the foundation we have built over the last two years and grow the business. ACV represents aggregate annual value of our renewable subscriptions.

In the fourth quarter of 2012 we began investing in our most successful and mature channel, SMB sales to accelerate revenue growth.  In October, we increased the SMB acquisition team by nearly 50% to a total of 20 sales professionals.  By hiring these individuals now, the new team members should accelerate revenue growth throughout 2013.

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

Most of Onvia’s revenues are generated from sales to companies that leverage our information for their own internal use, and to businesses that license our content for redistribution.  Revenue from businesses who license our content for resale to their own clients is classified as Content License revenue.  Content license contracts are generally multi-year arrangements and typically have higher annual contract values than our subscription-based services.  Revenue from content license agreements is recognized over the term of the agreement.

Onvia was incorporated in January 2000 in the state of Delaware.  Our principal corporate office is located in Seattle, Washington.  Our securities trade on The NASDAQ Capital Market under the symbol ONVI.

Industry Background

Selling to the public sector is highly competitive and insight into this market is extremely valuable.  The variety, volume and unstructured nature of public sector procurement information make it difficult for businesses to analyze, evaluate and target the market for their goods and services.   The agency self- reporting process provides short term visibility into specific government contracting information and events, but does not provide businesses the value added  business  intelligence to strategically maximize their public sector business.  There is a strong need for a strategic business partner that provides deep market intelligence as a key resource for decision making.   This ideal partner will provide impactful insight that drives companies to select the right target market, allocate internal resources toward the most profitable segments, maximize public sector margins through intelligent pricing and develop strategic public sector relationships all with the long term objective of winning more government business.

The procurement capture process is complicated and comprised of multiple elements and information types.   Businesses must evaluate a variety of different sources of procurement information and activities to understand their individual markets and to make strategic decisions.  These data types include:

• Annual Budgets • Capital Improvement Plans • Requests for Quotes • Requests for Proposals • Amendments • Term contracts • Plan holders lists	• Bidders lists • Bid Results • Awards • Advance Notices • Subcontractor Solicitations • Other trigger events, such as City Council Minutes

The aggregation of these public procurement events provides little value.  This data must be normalized, enhanced, structured and classified to become business intelligence to help companies approach the public sector market strategically with the goal of winning more government business.

We have spent the last twenty four months building this structured and enhanced public procurement database.  We believe the combination of this database and the new analytical tools we plan to release to the market during the next 24 months will position Onvia as the preferred business intelligence provider for those companies that have a strategic long term interest in the public sector market.

The Onvia Solution

Onvia’s solution includes tools to access a database of proprietary public sector information which has been built over more than 11 years, and includes comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our solution provides access to information on over 5.0 million procurement-related records connected to over 400,000 companies from across approximately 78,000 government agencies and purchasing offices nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

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

·	Bid Results and Awards Information – notifies businesses of awarded bids, providing information for use in their own sales and marketing activities; and

·	Grants – supplies federal grant information critical to businesses tracking or applying for publicly-funded projects.

·	Project Previews – proprietary summaries of future infrastructure and technology investments excerpted from constantly updated library of capital improvement plans and agency budgets.

The database can be analyzed using many different search filters including:

• Industry Vertical • State • Publication Date • Submittal Date • Procurement Type	• Level of Government • Agency Function • Set Aside Requirements • Awarded Contract Value

Our database includes many important data fields to further qualify opportunities as available, including:

• Request for proposals/Bid Information	• Agency Information
o Document title and extract	o Agency name
o Publication date	o Agency function
o Pre-bid meeting date	o Agency bid number
o Submittal date	o Address
o Product documents	o Phone number
o Contract term	o Website link
o NIGP code
o Plan price	• Buyer information
• Planholders/Bidders lists	o Buyer name
o Vendor name	o Buyer address
o Vendor address	o Buyer email
o Contact name and title	o Buyer phone number
o Contact email	o Buyer fax number

• Award Information
o Awarded vendors
o Contract value

Our government procurement solutions provide clients with the information necessary to make good business decisions.  Through our end-to-end solutions, we provide market intelligence a business needs to design and manage a public sector strategy, build relationships with agency buyers and private sector contractors, and target more qualified revenue opportunities.  The confluence of these activities should help clients create more winning proposals, increase close rates, increase contract size and, ultimately, increase public sector revenues.

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to win more government business.  We intend to achieve this mission by delivering exceptional solutions that offer our clients significant value in defining and targeting their public sector market, identifying current and future public sector business opportunities, intelligently pricing their products in the competitive public sector market, and developing strategic relationships and partners required of a successful public sector strategy.  If we are able to effectively achieve this mission, we believe we should see increased retention rates and, ultimately, increased stockholder value.   Key elements of our strategy include:

·
Target the right customer for Onvia, those companies with long term strategic interest in the public sector.  We will focus our sales and marketing efforts on the prospects that fit the profile of our most valuable clients with highest contract value. During the last two years we have learned under the new business model, that companies with certain characteristics need the most services from Onvia, have the highest contract value and the highest client retention.  We believe, these companies will also have the greatest need for the additional services we are planning in our future product roadmap.  Using our own database we identify these companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government.  If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.  A key measure of this initiative is the blended Annual Contract Value per Client, or ACVC of all new clients acquired during the quarter.  In the fourth quarter, ACVC of our new clients ACVC, including both SMB and Enterprise acquisition, was $10,277, up 36% from $7,560 in the same quarter last year.   Blended ACVC may fluctuate in sequential quarters until Enterprise results become more consistent.

Our business solutions support the largest industry verticals, with a focus on the infrastructure verticals, which include:

o	Architecture and Engineering
o	Construction and Building Supplies
o	Financial Services
o	IT / Telecommunications
o	Professional Services
o	Operations and Maintenance Services
o	Transportation
o	Healthcare
o	Water and Energy / Alternative Energy

Our marketing to our target market improved significantly in 2012.  We re-launched our brand “as intelligence to win more government business” reflecting the future direction of our product roadmap.  We revamped our lead generation program to the point where significant portion of our SMB sales now come from marketing generated activities such as trade shows, webinars, email campaigns, and white papers.  We also re-launched our web site with more video content and continue to improve our SEO rankings, which all results in increasing volume of web leads generated.  We have introduced a blog and are using social media to drive more traffic to our web site.

·
Enhance our value proposition to our target customer:  Historically, our clients have used Onvia for public sector sales leads notifications.  While this will continue to be a major part of our value proposition, our product roadmap is built to transform Onvia into a technology enabled business intelligence provider that helps our clients win more government business.  Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our clients.  These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  We utilize a Customer Advisory Board of ten of our largest clients to give us feedback on the strategic direction of our product roadmap.  We also reach out to our clients with quarterly surveys, and obtain their feedback on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our clients, we believe we can deliver strategic products that offer our clients significant value in maximizing their business in the public sector market.

In 2012, we launched Onvia 5 which improved the customer experience and user navigation.  In July, we introduced Term Contract Center by publishing over 150,000 active term contracts.  In December, we launched the first update to Spending Forecast Center providing project previews, a data mining tool, to allow our customers greater “find-ability” in searching the vast library of budgets and capital improvement plans.

Equally important we continued to invest in our database to build the required foundation to launch several analytical solutions in 2013 and 2014.  We normalized agency names and expect to complete the normalization of vendor names the first half of 2013.  For the first time in ten years we expanded our taxonomy with new categories in response to customer feedback for more relevant search results.  All of these investments have started to change our value proposition from an aggregator of public procurement documents to a robust, enhanced database of public procurement intelligence.

In 2013 we plan to launch Onvia 6 with a workflow user interface, introduce vendor intelligence for competitor and partner analytics, improve the workflow of our lead generation service and expand the agency intelligence that we provide to our customers.  In addition we plan to provide a mobile application that will provide real time leads to our clients.  The success of this initiative will be measured by our ability to deliver the roadmap on schedule and within budget.

·
Use consultative selling as our “go to market” strategy: We market to a select group of companies that have a strategic, long term interest in the public sector.  Our sales organization (SMB and Enterprise) is organized by industry and sub-vertical market.  A central part of our value proposition is the knowledge our sales people have of their clients and the industries of their clients.  We strive to become “trusted partners” in helping our clients secure more public sector business.  We identify our clients’ key business objectives, quantify and prioritize them, offer optimal solutions and finally measure our ability to deliver on these solutions during the course of the clients’ subscription with us.  Our strategy is to stay focused on these key objectives throughout our engagement with the client.

The consultative selling strategy is beginning to change our culture and our organization.  We have become culturally more client-focused and organizationally more in alignment with the key business objectives of our clients.  Every major investment (product, content, technology and marketing) is evaluated and prioritized against our clients’ key objectives and our current and future value proposition in meeting and exceeding these objectives.

Products and Services

Onvia’s business solutions are tailored to the business objectives of each client, and support both strategic planning and sales and marketing activities.  We offer our clients public sector business intelligence through specialized self-service analytical tools that help our clients aggregate, analyze, identify and quality, evaluate  and influence historical, real-time, and future spending information within local, state, and federal government agencies across the United States.  Over time, we expect to continue to enhance our existing information, marketing and analytic services and develop additional services that make use of our comprehensive database to meet the needs of our existing clients as well as potential new categories of clients.  Our key offerings are described below.

Onvia Database is Onvia’s flagship business solution base which provides rich search functionality on our proprietary analytics platform of local, state and federal government agency purchasing information.  Our solution provides public sector business intelligence to customers across agencies, vendors, projects, and term contracts over a historical, real-time and future spending timeline.

Project Center provides our clients with a complete view of individual public sector procurement projects at each stage of the purchasing cycle.  Project Center makes it easier for clients to identify and qualify opportunities to sell their goods and services into the public sector.  Project Center is designed to help our clients:

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

Spending Forecast Center provides insight into budgets and capital improvement plans of agencies within the top 366 Metropolitan Statistical Areas in the United States.  Spending Forecast Center provides valuable, strategic information on future capital spending used by larger corporations to execute their public sector strategies. Most governmental bodies, such as departments of transportation, city and county governments, and boards of education publish a plan that maps out their major initiatives and forecasts spending over the next 3-6 years.  These spending forecasts generally include the name of the initiative or type of expense, project timing, the funding source and the budget amount. Businesses can use spending forecasts to inform business development, evaluate and target markets, and for short to mid-term business planning.  We collect plans from state, county and city government agencies, representing over 85% of all government spending.  We add a powerful search tool that allows users to find plans based on keywords, as well as type of agency, location, spending focus, and other plan details.   In December 2012, we launched the first update to Spending Forecast Center with Project Previews, which summarize individual projects extracted from the vast library of budgets and capital improvement plans.   The project summaries are delivered directly to the end user, providing significant time savings to clients, enabling them to allocate resources to higher value activities.

Term Contract Center (launched in July 2012) helps Onvia’s clients take advantage of the growing trend by government agencies to make purchases using term contracts, or recurring contracts.  We significantly increased our coverage and collection of term contracts and awards to provide clients with a single source they can rely on to grow revenues.  Term Contract Center is designed to help clients identify and prioritize which contracts to pursue, including the competitor and partner information needed to qualify these opportunities.

Using Term Contract Center, our clients can:

•	Search over 150,000 active state and local term contracts to create a pipeline of upcoming renewal opportunities;
•	Analyze term-contract buying trends to identify the right agencies to build relationships with;
•	Track competitors by searching for vendors who currently hold these contracts ; and
•	Locate potential teaming and subcontracting partners by accessing information about vendor representatives on term contracts and how to contact them.

The Onvia Guide provides clients with frequent information about procurement activity of agencies, industries and markets customized for each client.  Clients receive their tailored Onvia Guide delivered to their inbox every day.  Daily use of the Onvia Guide provides clients with next day notification of key events and updates within their public sector market.  The Onvia Guide can be purchased separately or comes bundled with a subscription to the Onvia Online Database.

Management Reports – provide our clients with customized management reports to help target upcoming contract renewals, identify agency buyers, and inform the proposal development process.  These solutions include:

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

Clients

Our clients are businesses that are strategically focused on selling their goods and services into the public sector.  We sell into this target market through three distribution channels:  Small/Medium Business (SMB), Enterprise, and Content Licenses.  Our Enterprise sales channel targets the largest prospects within our target market.  Content license clients incorporate our data into their own products, or resell our business intelligence directly to their clients.

Prior to 2011, our target market was extremely broad, and we acquired a large number of non-strategic clients which were not adequately profitable.  We no longer invest in acquiring non-strategic clients, and our client base has declined as a result of this decision to transition to our more profitable target market.

We manage the business using the following key client metrics:

Annual Contract Value, or ACV
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. Content licenses contracts are excluded from ACV.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.

At the end of the fourth quarter, Onvia’s total client base decreased 12% to 3,950 clients compared to 4,500 clients in the same year-ago period and decreased 36% compared to 6,200 in the same two-year ago period.

ACV for the fourth quarter of 2012 increased by 1% to $18.8 million compared to the third quarter of 2012 and increased by 2% compared to the same quarter of the previous year, and decreased by 15% compared to the same quarter in the two previous years.

ACVC for the fourth quarter of 2012 grew 4% from the previous quarter, 16% from the same year-ago period, and 34% from the same two year-ago period to an average of $4,775 per client.  ACVC improved, as a result of our strategy to target more strategic clients and, therefore, renewals were weighted toward strategic clients with higher contract values.

 Sales and Marketing Strategy

As of December 31, 2012, we had 73 inside sales, marketing and customer support employees with the majority of our sales force located in our headquarters in Seattle, Washington, including two field sales representatives also headquartered in Seattle.  This headcount compares to 74 and 70 as of December 31, 2011 and 2010, respectively.

We believe we have transformed our SMB sales team into a professional consultative selling organization.  Under this business model, the acquisition sales force is responsible for identifying the business objectives of a prospect, and designing a solution to meet these business objectives.  As part of the new client onboarding process, the account executive ensures that the client is smoothly transitioned to the account management organization.  The account management sales team is vertically oriented, and clients are typically assigned to an account manager with expertise in the client’s industry.  This team is responsible for training new and existing clients, executing our client contact strategy, providing as needed support, renewing client contracts and identifying cross sell and upsell opportunities.   As part of the client contact strategy, the account manager is responsible for understanding the client’s business objectives, setting up profiles and saved searches, delivering customized management reporting and product training.  The partnership between the client and its Onvia support team is an important part of the value proposition included in the Onvia business solution.  In the fourth quarter of 2012 we began an investing in SMB acquisition sales to accelerate revenue growth.  We increased the SMB acquisition team by nearly 40% to a total of 20 sales professionals as of December 31, 2012.  By hiring these individuals during the fourth quarter, we expect these new team members become productive earlier in 2013 and help us to accelerate revenue growth throughout 2013.

The Enterprise sales organization targets the largest prospects within our target market universe.  Our Enterprise staff will be organized by vertical market so they become “trusted advisors” in their area of expertise.  Our objective is to be in a position by the end of 2013 to scale the Enterprise sales channel in 2014 with the right people, process and solutions.  The success of this initiative will be measured by the development of this plan by the end of 2013.

 Our marketing programs communicate a strong strategic message that conveys who we are today and more importantly who we will be in one or two years from now.  We must deliver this message consistently and clearly across all of our marketing and communication channels to reposition and build our brand, improve sales effectiveness and drive revenue growth. Our strategic message is an important part of our transition from sales leads to analytics and market intelligence derived from a database of proprietary content with normalized data.  Our primary marketing methods include web-based marketing, direct marketing; communication with our website, webinars, participation in trade shows and industry events, client referrals and educational tools, such as webinars.  Client retention and nurture marketing campaigns are also an integral part of our strategy.

Marketing to our universe of target companies improved significantly in 2012.  We re-launched our brand “as intelligence to win more government business” reflecting the future direction of our product roadmap.  We revamped our lead generation program to the point where 50% of our SMB sales now come from marketing generated activities such as trade shows, webinars, email campaigns, and white papers.  We also re-launched our web site with more video content and continue to improve our SEO rankings and the volume of web leads generated.  We have introduced a blog and are using social media to drive more traffic to our web site.

Agency Relationships

Agency partners bring value through source contributed content and by providing referrals of their business suppliers.  As of December 31, 2012, we had approximately 340 active partner agencies in key metropolitan areas nationwide. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts.

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

• Scale to accommodate growth in users and content; and

• Provide basic redundancy in case of component failures.

 Our systems use a combination of proprietary technologies and commercially available licensed technologies.  The backbone of our technology infrastructure consists of database servers running Microsoft SQL Server on enterprise grade server hardware.  The front end consists of multiple, redundant web servers that are scalable as operations grow.

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at a third-party offsite co-location facility.  Our co-location vendor provides 24x7 monitoring and engineering support in a climate-controlled and physically secure environment and our on-call operations personnel have 24x7 access to the facility.  Our data center has redundant communication lines from multiple Internet Service Providers and has its own emergency power and backup systems.  We house some non-critical systems such as development servers, quality assurance servers, and internal application servers at our headquarters in Seattle.  All our production platform related servers are in the Seattle area and we do not have a second production site outside this geographical area for redundancy in case of some natural calamity.  During 2012, Onvia established a redundant disaster recovery site located outside the Seattle geographical area for the Company mail system which provides full functionality in the event of disaster.  The onvia.com website and the CRM systems are not hosted by us: they are both remotely hosted solutions.

In addition to maintaining responsibility for the technical architecture, security and uptime of our business solutions, our technology department works closely with the sales and marketing departments to ensure that client feedback for new features is incorporated into new products and services and that our investment in new product development is aligned with our clients’ needs and expectations.

Competition

The market for comprehensive intelligence on the government procurement marketplace is underserved.  Competitors include, to a limited extent, bid aggregators, industry analysts and government e-procurement platforms.

Our current and potential competitors include, but are not limited to, the following:

•	Information companies that target specific industry verticals that are covered by our services, such as McGraw-Hill Dodge, Reed Construction Data, BidClerk, Contractors Register and Deltek.
•	Lead generation and bid matching companies such as FedMarket.com, BidNet, BidSync and GovernmentBids.com.

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

We believe that the principal competitive factors affecting our market include, but are not limited to, breadth, depth and timeliness of content, content quality, base of existing clients, and client service.  In order to excel at these principal competitive factors, we strive to achieve a superior understanding of our clients, offer valuable solutions to maximize the return on our clients’ investment in the public sector market, and sustain an efficient operating model in delivering these solutions.  We believe that our current solutions compare favorably to competitive offerings available in the marketplace today based on the depth and breadth of content, daily updates, a comprehensive archive of procurement intelligence and a structured and disciplined customer care program designed to provide sustainable value to our clients during the course of their subscriptions.

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

We own the following registered trademarks in the U.S. Patent and Trademark Office:  ONVIA, ONVIA and Design (current logo with orange circular design), ONVIA DOMINION, DEMANDSTAR, DEMANDSTAR.COM, QUOTEWIRE, BIDWIRE-, and E-JOURNAL OF COMMERCE. We also own the following registered trademarks in Canada: ONVIA, ONVIA.COM, and ONVIA.COM and Design.

Employees

As of March 1, 2013, we had 132 employees working in the following departments: 68 in sales and marketing, 38 in research, which are included in cost of sales,  14 in technology and development and 12 in general and administrative.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2012 and 2011, substantially all of our revenues were generated from clients located in the United States or Canada, and all sales are denominated in U.S. currency.  All of our long lived assets are located in the United States.

Available Information

We file with and furnish to the Securities and Exchange Commission, or SEC, periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and other information, along with amendments to such reports. Our SEC filings are posted on the SEC’s Web site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Materials that we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our annual report on Form 10-K, all other reports and amendments filed with or furnished to the SEC, and our Code of Business Ethics and Conduct are available on the “Investor Relations” section of our website at www.onvia.com as soon as reasonably practicable after we have filed them with, or furnished them to, the SEC.

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

We continue to execute our turnaround plan initiated in 2011.  We believe we have executed the first stage of our turnaround to stabilize the business.  In 2013 we are focused on leveraging the foundation we have built to accelerate growth.    Based upon the number of variables within our turnaround plan, our business is subject to execution risk and it may be difficult to project results.  Our operating plan considers our ability to execute these initiatives and generate results within a specific timeframe.  If we are unable to execute our initiatives as planned, our quarterly financial results may fluctuate and future quarterly results will be affected.    A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is generally recognized ratably over the subscription term.

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

We are transitioning our SMB sales organization from a transactional sales process to a consultative sales process.  The consultative selling process focuses on fewer, more targeted prospects, which we expect to renew at higher rates with higher ACVC.  The consultative sales process requires a longer sales cycle than a transactional model and requires the development of a substantial pipeline of qualified prospects to achieve consistent and predictable results.  Due to the complexity of a consultative sale, our SMB sales people may not be able to scale their individual results to maximize profitability.  As a result of these risks, our SMB business may not scale as planned.

We may not be successful in the development and execution of an enterprise sales and marketing program.

We expect to derive a meaningful portion of our growth from sales to large businesses, who offer the highest lifetime value to our organization.   In the past, we have attempted to grow our enterprise organization, and have not been successful in achieving our goals around these initiatives.  If we are unsuccessful in driving growth through this channel, our growth rates will suffer.

We may not be successful in expanding our channel sales program.

We believe there are close to 1.9 million businesses who are “casual users” of government procurement data.  These businesses are not part of our new target market, and a portion of our existing client base falls into this category.  We intend to focus our sales and marketing efforts on what we believe is a more profitable target market of approximately 30,000 companies who are “power-users” of government procurement data.  This strategy may cause lower retention rates for existing clients that are outside of this target market.  We plan to partner with companies who can service the casual user segment more economically than we can.  If we are unsuccessful in continuing to develop these partnerships, our growth rates will be impacted.

We may fail to attract, hire and retain sales associates who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

In order to achieve growth targets, our sales teams must be able to effectively communicate the value of our products to existing and potential clients.  We expect to see increases in client retention rates and in new client acquisition revenue.  However, our sales goals are aggressive and may not be achieved.

Our competitors may develop similar technologies that are more broadly accepted in the marketplace.

The functionality in Onvia’s products provides business intelligence across industry verticals and geographic regions.  If competitors introduce products with similar functionality or are able to more effectively market and price their products for broad client acceptance, new client acquisition and existing client retention would be adversely impacted.  If we are unable to enhance functionality or increase marketing efforts to offset challenges from competitors, we may lose market share.

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

If client acceptance and adoption of our new products is below our expectations, projected growth rates and client acquisition and retention goals may not be achieved, and financial results would be harmed.  We expect to utilize internally developed technology and technology licensed from third parties for the development of new tools and content.  If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond our anticipated launch dates, projected growth rates may not be achieved.

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

We believe there is a large unmet market need for robust public sector sales and marketing information because information that is highly fragmented across different levels of agencies.  Our business model assumes that clients will continue to pay recurring subscriptions for our content and delivery solutions and we expect increases in the annual value of these contracts as a result of this.  If we have overestimated the value of this information, we will not achieve our forecasted revenue goals.

Financial, economic and market risks

Utilization of our net operating loss carryforwards may be subject to annual limitations under the Internal Revenue Code, or may not be usable at all in the future.

We have substantial net operating loss carryforwards (“NOLs”) that could be used to offset future tax liabilities arising from future taxable income.  In 2011, we conducted a study and determined that an “ownership change” occurred in 2001, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three-year period).  Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  The ownership change which occurred in 2001 resulted in a permanent loss of $180.0 million of our U.S. federal deferred tax assets.  After this impairment, we had $72.4 million in NOLs as of December 31, 2012 available to offset future taxable net income.

It is possible that we could have an additional “ownership change” under Section 382 of the Code in the future and lose a significant portion of our deferred tax assets, which could have a material adverse effect on our future results of operations and financial condition.  As discussed in the following risk factor, we adopted a tax benefits preservation plan in early 2011 to mitigate the risk of future ownership changes.

 We regularly review our deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  Prior to 2011, we maintained a 100% valuation allowance against our deferred tax assets because based upon our history of net operating losses, we were uncertain about our ability to generate future taxable net income.  Since the end of 2011, we have determined, based on evaluation of all available objective positive and negative evidence related to the creation of future taxable net income, that a partial release of our valuation allowance is appropriate.  As a result of this partial release, our full year and fourth quarter 2012 and 2011 net income includes a tax benefit of $1,559,000 and $616,000, respectively.  We will continue to evaluate the appropriateness of our valuation allowance annually at a minimum, and more frequently if necessary, in consideration of future operating results.  If our operating results do not continue to improve, we may be unable to realize the value of this asset in the future.

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

Political pressure as a result of deficits and budget shortfalls, including recent developments around the federal budget and the sequester, may lead to reduced spending by federal, state and local government agencies.

Should agencies reduce spending, there may be fewer revenue opportunities to deliver to our clients.  Existing clients that leverage our products primarily for new sales leads may perceive a drop in opportunities as a reduction in their return on investment, which could lead to reduced retention rates.  In addition, prospects considering an investment in our products may perceive a decline in government spending as a signal that there will be fewer opportunities and they may decide against purchasing a business intelligence solution, or may decide against pursuing public sector opportunities all together, which would negatively impact new client acquisition.

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

Expansion of the historical content contained in our products and future product offerings to clients have and will place significant additional demands on our enterprise-grade technology infrastructure.  We add thousands of records to our database each day, which has required us to expand the storage capacity of the database and clients access to this information requires significant computing power based on usage.  If new content types or product introductions change current network and computing requirements or if growth in our client base exceeds our expectations, we may be required to make significant investments to upgrade our systems to accommodate such changes, which could negatively impact our cash flows and results of operations.  We may not be successful in our efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network usage may discourage potential clients from using our network.

We may not be able to retain the services of our executive officers, directors, senior managers and other key employees, which would harm our business.

Our business and operations are substantially dependent on the performance of senior management, directors and key employees.  Our process for succession planning across all levels of the organization to provide business continuity includes developing, coaching and rewarding high performing employees.  The loss and inability to replace any of these employees or directors, including Hank Riner (CEO), Cameron Way (CFO), and Naveen Rajkumar (CIO), and Irv Alpert (EVP), would likely harm our business.

We could incur substantial costs in the future as a result of cyber incidents.

In addition, as our dependence on digital technologies to conduct operations increases, so does the risk associated with cyber security.  The Company may be unable to prevent targeted, random or accidental breaches of our security and could incur significant costs associated with lost or stolen information, including increased cyber security protection costs, lost revenues, reputational damage or increased litigation.

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

Our proprietary content aggregation technology is integral to our success.  If the process of content aggregation becomes regulated in the future and our process for acquiring government bids is no longer cost-effective, our business will be significantly harmed.  If new regulations restricting our ability to charge a fee for public bid information are enacted, our business will be significantly harmed.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Henry G. Riner	62	Chief Executive Officer and President
Cameron S. Way	41	Senior Vice President and Chief Financial Officer
Naveen Rajkumar	35	Senior Vice President and Chief Information Officer
Irvine N. Alpert	61	Executive Vice President

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

Cameron S. Way has served as Senior Vice President since August 2012 and Chief Financial Officer of the Company since April 2008. Mr. Way served as Chief Accounting Officer of the Company from June 2005 to April 2008, and as Controller from September 2001 to June 2005.  Mr. Way held various other positions within the company prior to 2001.  Mr. Way was an Assurance Manager with PricewaterhouseCoopers LLP from January 1994 to August 1999 prior to joining the Company.

Naveen Rajkumar has served as Senior Vice President and Chief Information Officer of the Company since August 2010.  Prior to becoming Senior Vice President and Chief Information Officer, Mr. Rajkumar served as Chief Information Officer of the Company from January 2010 to July 2010. From July 1999 to December 2009, Mr.Rajkumar served at Aditi Technologies in various positions, most recently as General Manager.

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

	Closing Price Range
	of Common Stock
	High	Low
Year ended December 31, 2011
First Quarter	$4.67	$4.05
Second Quarter	4.58	3.90
Third Quarter	4.43	3.22
Fourth Quarter	3.23	2.67

Year ended December 31, 2012
First Quarter	$4.24	$2.85
Second Quarter	3.99	3.54
Third Quarter	3.98	3.51
Fourth Quarter	3.90	3.54

Holders

As of March 1, 2013, there were approximately 264 holders of record of Onvia common stock.  The number of record holders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

No cash dividends were declared for the years ended December 31, 2012 and 2011 nor does Onvia have the intention to pay cash dividends in the foreseeable future.

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

Management Overview – 2012 Results and 2013 Priorities

Revenue declined by 5% to $22.0 million from $23.2 million in 2011.  In sequential quarters, fourth quarter 2012 revenue declined by less than 1% over the same period last year compared to a 4% decline in the third quarter of 2012 compared to the same quarter of last year.  Revenues are a lagging indicator of current operations because we primarily recognize revenue over the 12 month subscriptions.  Due to this policy, the impact of operational improvements is not immediately reflected in our financial results.  If our SMB team continues to improve as expected, we anticipate year over year revenue growth to be positive in 2013.

Annual Contract Value, or ACV, increased by 2% to $18.8 million as of December 31, 2012 from $18.5 million as of December 31, 2011, our first positive year over year increase since we began our business transformation in 2011.  In the fourth quarter, ACV grew 1% compared to the third quarter of 2012.  Growth of ACV indicates that client retention rates are improving and new client acquisitions are beginning to scale.  We believe that ACV represents the aggregate annual value of our subscription contracts and is a leading indicator of future revenue growth.

 At December 31, 2012, Onvia has 3,950 clients, down 12% from 4,500 clients at December 31, 2011. Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at higher ACVC.  As a result of this strategy, total clients declined in 2012, a trend which we expect to continue in 2013.

Annual Contract Value per Client, ACVC, increased 16% to $4,775 per client in the fourth quarter of 2012 compared to $4,114 in the fourth quarter of 2011.  Growth in ACVC is a validation of our target market of companies that have a strategic interest in the public sector and we strive to provide these companies with exceptional value to help them win more government business.

2012 operating expenses decreased 1% to $18.5 million compared to $18.7 million in 2011.  We continued to manage expenses and reallocate resources to high margin initiatives over the course of 2012.

Annual net income was $1.5 million or $0.17 per diluted share for the year ended December 31, 2012 compared to net income of $1.6 million, or $0.18 cents per diluted share in 2011.  Due to our historical performance and future profitability projections we released $1.6 million and $616,000 of the valuation allowance against our deferred tax assets which resulted in the same amount being recognized as a tax benefit in our fourth quarter net income in 2012 and 2011, respectively.  We will continue to review the estimate of future taxable income and will adjust the valuation allowance accordingly as new information becomes available.  Excluding the effects of the valuation allowance, we had $25 million of deferred tax assets related to $72 million in net operating loss carryforwards available to offset future taxable net income at December 31, 2012.

As of December 31, 2012 we held cash and investments of $12.3 million compared to $11.5 million at the end of last year, representing an increase of $0.8 million during 2012.   Our cash balance increased due to lower operating expenses, the timing of capital expenditures and improving ACV.

Over the last two years, Onvia has transformed from a transactional lead generation vendor to a customer centric business intelligence partner for businesses with a strategic long term interest in the public sector.  We have redefined our target customer, identified their key objectives, and aligned our internal resources (product, marketing, content and sales) to deliver valuable solutions to meet and exceed our customer objectives.  By the end of 2012 we believe we have stabilized the core business.  We believe we are now well positioned to grow both revenue and net income in 2013 with our new business model offering a high percentage of recurring revenue, best in class customer retention and significant operating leverage.

We focused on four key priorities in 2012, three of which were successful:

•
Our first 2012 initiative was to continue to drive improvement in our SMB sales organization.  All of our key metrics showed improvement in 2012.  In the fourth quarter of 2012 ACVC for SMB was $8,891, a 32% improvement over $6,739 in the same period last year.  Higher ACVC and an increase in transactions drove a sales increase of 50% for SMB acquisition in 2012.  These positive results influenced our decision to scale the SMB acquisition team by 40% to 20 salespeople in the fourth quarter of 2012.

•
Our second 2012 initiative was to continue to execute our product roadmap to enhance our solutions, further differentiate us from the competition, and be considered as a valued business intelligence provider to our clients.   We launched Onvia 5 which improved the customer experience and user navigation.  We introduced Term Contract Center by publishing over 150,000 active term contracts, more coverage than any other source in our industry.  We launched the second update to Spending Forecast Center providing Project Previews, a data mining tool, to allow our customers greater ability to find the most relevant information while searching the vast library of budgets and capital improvement plans.

•
Our third 2012 initiative was to improve our marketing.  We positioned our brand “as intelligence to win more government business” reflecting the future direction of our product roadmap.  We revamped our lead generation program and enhanced our web site to improve leads volume and quality.

One initiative was not as successful as planned:

•
Overall we were not successful with our initiative to build our Enterprise business.  While our enterprise client retention improved in 2012 when compared with 2011, new Enterprise client acquisitions did not grow to the extent we planned.

In 2012 we stabilized the business, and we have identified four initiatives to accelerate growth in 2013:

•
Our first initiative is to scale the successful SMB acquisition process with a team which is 40% larger than last year.  The success of this initiative will be measured by improving ACVC and the growth rate in acquisition sales year over year.

•
Our second initiative is to maximize growth with our SMB customer base.  We have proven that we can retain SMB customers with a stronger solution and a well-defined customer care program.  We believe that many of our clients are underserved and do not receive the optimal Onvia solution for their public sector business objectives.  The success of this initiative will be measured by percentage increase in upsell revenue we are able to generate in 2013 when compared with 2012.

•
Our third initiative is to strengthen the value of our database and continue to add solutions to help our customers win more government business.  In 2013 we plan to launch Onvia 6 with a workflow user interface, introduce vendor intelligence for competitor and partner analytics, improve the workflow of our lead generation service and expand the agency intelligence that we provide to our customers.  The success of this initiative will be measured by our ability to deliver the roadmap on schedule and within budget.

•
Our fourth initiative is to develop and begin to execute a strategy for Enterprise sales that is scalable for 2014.  We intend to define those enterprise accounts as prospects that are the “best fit” for Onvia’s value proposition and organize the sales force by vertical market.  Our objective is to be in a position by the end of 2013 to scale Enterprise in 2014 with the right people, process and solutions.  The success of this initiative will be measured by the development of this plan by the end of 2013.

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

 Revenue Recognition

Our revenues are primarily generated from subscriptions, content licenses and management reports.  Our subscriptions are generally annual contracts; however, we also offer extended multi-year contracts to our subscription clients, and content licenses are generally multi-year agreements.  Subscription and content licenses are recognized ratably over the term of the agreement.  We also generate revenue from fees charged for management reports, document download services, and other services, and revenue from these types of services is recognized upon delivery, or, if report refreshes are included, ratably over the service period.

Our subscription services and management information reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on their relative fair values, which are consistent with established list prices for those offerings.  In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements.  This ASU amends the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting.  The amendments also establish a selling price hierarchy for determining the selling price of a deliverable.  We have adopted the amendments in this ASU for arrangements entered into or materially modified on or after January 1, 2011.  Adoption of this pronouncement did not materially impacted reported revenue.

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

During the first quarter of 2011, assets that were nearly fully amortized related to aging search technology were replaced with a new platform.  Onvia recorded an immaterial loss on this abandonment in operating expenses under the general and administrative category in the twelve months ended December 31, 2011. There were no impairments determined from our analysis in 2012.

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

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to an ownership change that could occur in the future.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  The Company will continue to review the estimate of future taxable income and will adjust the valuation allowance accordingly as new information becomes available.

Non-GAAP Financial Measures

We prepare and publicly release quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The non-GAAP financial measures we may disclose include Adjusted EBITDA and client metrics such as ACV and ACVC.  For a discussion regarding our client metrics, please refer the “Clients” section of Item 1 “Business”.  We typically disclose Adjusted EBITDA measures in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission.  Adjusted EBITDA is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of the company’s liquidity.  We define Adjusted EBITDA as net income / (loss) before interest and other non-cash financing costs; taxes; depreciation; amortization; and non-cash stock-based compensation.  Other companies (including our competitors) may define Adjusted EBITDA differently.  We present Adjusted EBITDA because we believe Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size.  Management also uses this information internally for forecasting and budgeting.  It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results.  Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.

The following table provides reconciliation of GAAP Net Income to Adjusted EBITDA for the indicated periods (in thousands):

	Year Ended December 31,
	2012	2011
GAAP net income	$1,525	$1,553

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(45)	(37)
Depreciation and amortization	2,841	2,557
Amortization of stock-based compensation	239	312
Benefit for income tax	(1,559)	(616)

Adjusted EBITDA	$3,001	$3,769

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2012		2011
Revenue:
Subscription	$18,795	85.6%	$19,927	86.0%
Content license	2,165	9.9%	2,217	9.6%
Management information reports	651	3.0%	628	2.7%
Other	341	1.5%	391	1.7%
Total revenue	21,952	100.0%	23,163	100.0%

Cost of revenue	3,497	15.9%	3,602	15.6%

Gross margin	18,455	84.1%	19,561	84.4%

Operating expenses:
Sales and marketing expenses	11,065	50.4%	10,634	45.9%
Technology and development expenses	4,130	18.8%	3,914	16.9%
General and administrative expenses	3,339	15.2%	4,113	17.8%
Total operating expenses	18,534	84.4%	18,661	80.6%
(Loss) / Income from operations	(79)	(0.3%)	900	3.8%
Interest and other income, net	45	0.2%	37	0.2%
(Loss) / Income before income tax	(34)	(0.1%)	937	4.0%
Benefit for income taxes	1,559	7.1%	616	2.7%
Net income	$1,525	7.0%	$1,553	6.7%

Comparison of Years Ended December 31, 2012 and 2011

Revenue
Revenue decreased 5% to $22.0 million for the year ended December 31, 2012, compared to $23.2 million for the year ended December 31, 2011. Revenues are a lagging indicator of current operations because we mainly recognize revenue on service agreements over the contract period.  Due to this policy, the impact of operational improvements is not immediately reflected in our financial results.  We believe our declining year over year revenue is directly attributable to planned decline in non-strategic clients.

Cost of Revenue
Cost of revenues for the twelve months ended December 31, 2012 and 2011 were as follows (in thousands):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Twelve months ended December 31,	$3,497	$3,602	$(105)	(3%)
Percentage of Revenue	16%	16%

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

Sales and Marketing
Sales and marketing expenses for the twelve months ended December 31, 2012 and 2011 were as follows (in thousands):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Twelve months ended December 31,	$11,065	$10,634	$431	4%
Percentage of Revenue	50%	46%

The increase in expenses for the comparable periods is primarily comprised of $316,000 increase in payroll-related expenses as a result of realignment of responsibilities of four employees who were included in General and Administrative expenses in the prior period and are now included in Sales and Marketing expenses and higher commissionable sales, $199,000 increase in amortization expenses related to new products launched in 2012 and $92,000 increase in travel expenses primarily due to increased travel to enterprise clients.  These increases were partially offset by $162,000 of internal software costs capitalized in 2012 compared to no capitalized internal software costs for the product team in 2011 due to the nature of product development efforts during each year.

Technology and Development
Technology and development expenses for the twelve months ended December 31, 2012 and 2011 were as follows (in thousands):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Twelve months ended December 31,	$4,130	$3,914	$216	6%
Percentage of Revenue	19%	17%

The increase in expenses for the comparable periods is primarily attributed to a $143,000 increase in amortization expenses due to launch of new products in 2012.  This change was offset in part by an $115,000 decrease in capitalized internal software costs (primarily salaries and benefits) attributable to the nature of development efforts during the year and other individually immaterial changes.  A smaller percentage of development efforts in 2012 were capitalized pursuant to ASC 350-40, Intangibles – Goodwill and Other Subtopic Internal-Use Software.

General and Administrative
General and administrative expenses for the twelve months ended December 31, 2012 and 2011 were as follows (in thousands):

			Increase / (Decrease)
	2012	2011	Amount	Percent
Twelve months ended December 31,	$3,339	$4,113	$(774)	(19%)
Percentage of Revenue	15%	18%

The decrease in expenses for the comparable periods is primarily related to a $494,000 decrease in payroll related costs due to realignment of responsibilities of four employees who were included in General and Administrative expenses in the prior period and are now included in Sales and Marketing expenses, a $228,000 decrease in facilities costs primarily related to lower rent expense due to the partial impairment of our office lease in 2011, a $51,000 increase in amortization expenses due to launch of new products and other individually immaterial changes. These decreases were offset by $181,000 increase in business taxes, primarily due to tax refund from the City of Seattle received in 2011.

Other Income, Net
Other income, net consists of interest earned on our investment accounts, interest expense associated with capital leases and other miscellaneous income or expense.  Other income, net was $45,000, and $37,000 for the years ended December 31, 2012 and 2011, respectively.

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

 Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $12.3 million at December 31, 2012, and our working capital was $4.3 million. From December 31, 2011 to December 31, 2012, our cash, cash equivalents and short-term investments increased by $0.8 million for the reasons described below under operating, investing and financing activities.

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

Operating Activities

Net cash provided by operating activities was $2.5 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively.  The increase in operating cash flow is primarily due a reduction in operating expenses and improving ACV.

Investing Activities

Net cash used by investing activities was $2.0 million and $6.6 million for the years ended December 31, 2012, and 2011, respectively.

We purchased $15.2 million and $13.4 million in short term investments during the twelve months of 2012 and 2011, respectively.  During the twelve months of 2012 we received $14.9 million from the sale and maturity of investments, compared to $8.7 million during the same period of 2011.  Purchases of property and equipment and investments in our technology platform decreased by $228,000 in the twelve months of 2012 compared to the same period in 2011.  In addition, $45,000 and $135,000 of our security deposit on the lease for our corporate headquarters was returned to us in both March 2012 and March 2011, respectively.

Financing Activities

Net cash used in financing activities was $21,000 for the year ended December 31, 2012 compared to net cash provided by financing activities of $152,000 for the year ended December 31, 2011.  The decrease in cash provided by financing activities is due to $77,000 reduction in proceeds from stock options exercises and a $96,000 in principal payments on capital lease for technology equipment in 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
March 18, 2013

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,888,400	$3,378,006
Short-term investments, available-for-sale	8,434,944	8,148,522
Accounts receivable, net of allowance for doubtful accounts of $41,548 and $37,410	1,277,562	1,124,306
Prepaid expenses and other current assets	581,079	551,258

Total current assets	14,181,985	13,202,092

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,729,689	1,275,108
Internal use software, net of accumulated amortization	5,539,834	6,174,860
Deferred tax assets, net of current portion	2,175,000	587,830
Other long-term assets	91,951	92,174

Total long term assets	9,536,474	8,129,972

TOTAL ASSETS	$23,718,459	$21,332,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$855,348	$609,248
Accrued expenses	822,740	708,711
Unearned revenue, current portion	7,535,268	7,998,655
Other current liabilities	630,672	215,740

Total current liabilities	9,844,028	9,532,354

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	728,398	489,316
Deferred rent, net of current portion	394,277	568,235
Other long-term liabilities	241,463	73,570

Total long term liabilities	1,364,138	1,131,121

TOTAL LIABILITIES	11,208,166	10,663,475

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,528,307 and 8,494,290 shares issued; and 8,528,281 and 8,494,264 shares outstanding	853	849
Treasury stock, at cost: 26 and 26 shares	(129)	(129)
Additional paid in capital	353,077,517	352,761,746
Accumulated other comprehensive gain	1,281	781
Accumulated deficit	(340,569,229)	(342,094,658)

Total stockholders’ equity	12,510,293	10,668,589

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,718,459	$21,332,064

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenue
Subscription	$18,795,370	$19,927,431
Content license	2,165,169	2,217,325
Management information reports	650,909	627,506
Other	341,012	391,133

Total revenue	21,952,460	23,163,395

Cost of revenue (exclusive of depreciation and amortization included below)	3,497,271	3,602,115

Gross margin	18,455,189	19,561,280

Operating expenses:
Sales and marketing	11,065,096	10,634,304
Technology and development	4,130,396	3,913,764
General and administrative	3,338,606	4,112,714

Total operating expenses	18,534,098	18,660,782

(Loss) / Income from operations	(78,909)	900,498

Interest and other income, net	45,338	37,174

(Loss) / Income before income tax	(33,571)	937,672

Benefit for income taxes	1,559,000	616,000

Net income	$1,525,429	$1,553,672

Unrealized gain on available-for-sale securities	500	1,946

Comprehensive income	$1,525,929	$1,555,618

Basic net income per common share	$0.18	$0.18

Diluted net income per common share	$0.17	$0.18

Basic weighted average shares outstanding	8,519,058	8,468,375

Diluted weighted average shares outstanding	8,854,647	8,508,692

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,525,429	$1,553,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,841,359	2,556,730
Idle lease accrual	(69,108)	142,678
Stock-based compensation	239,440	311,539
Deferred taxes	(1,559,000)	(616,000)
Change in operating assets and liabilities:
Accounts receivable	(153,256)	626,222
Prepaid expenses and other assets	(102,383)	116,167
Accounts payable	71,964	(473,100)
Accrued expenses	63,489	(282,668)
Unearned revenue	(224,305)	(1,521,754)
Deferred rent	(146,632)	(116,839)

Net cash provided by operating activities	2,486,997	2,296,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(371,738)	(516,649)
Additions to internal use software	(1,342,152)	(1,425,666)
Purchases of investments	(15,184,988)	(13,443,560)
Sales of investments	2,273,152	1,350,000
Maturities of investments	12,625,914	7,308,495
Return of security deposits	44,615	134,517

Net cash used in investing activities	(1,955,197)	(6,592,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(96,031)	-
Proceeds from exercise of stock options	74,625	151,648

Net cash (used in) / provided by financing activities	(21,406)	151,648

Net increase / (decrease) in cash and cash equivalents	510,394	(4,144,568)

Cash and cash equivalents, beginning of period	3,378,006	7,522,574

Cash and cash equivalents, end of period	$3,888,400	$3,378,006

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$500	$1,946
Purchases under capital lease obligations	(115,134)	-
Property and equipment additions in accounts payable	(152,383)	(3,309)
Property and equipment additions in accrued and other current and long-term liabilities	(581,066)	-
Internal use software additions in accounts payable	(185,973)	(82,608)
Non-cash proceeds from sale of equipment	-	2,790

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2011	8,430,579	$843	26	$(129)	$352,297,822	$(1,165)	$(343,648,330)	$8,649,041
Exercise of stock options	53,751	5			125,707			125,712
Purchases under Employee Stock Purchase Plan	9,934	1			25,935			25,936
Stock-based compensation					312,282			312,282
Unrealized gain on available-for-sale investments						1,946		1,946
Net loss	-	-	-	-	-	-	1,553,672	1,553,672
BALANCE, December 31, 2011	8,494,264	849	26	(129)	352,761,746	781	(342,094,658)	10,668,589

Exercise of stock options	25,375	3			49,093			49,096
Purchases under Employee Stock Purchase Plan	8,642	1			25,528			25,529
Stock-based compensation					241,150			241,150
Unrealized gain on available-for-sale investments						500		500
Net income	-	-	-	-	-	-	1,525,429	1,525,429
BALANCE, December 31, 2012	8,528,281	$853	26	$(129)	$353,077,517	$1,281	$(340,569,229)	$12,510,293

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Basis of consolidation
Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in the fiscal years ended December 31, 2012 or 2011.

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

Revenue recognition
Onvia’s revenues are primarily generated from client subscriptions, content licenses and management reports.  Onvia’s subscriptions are generally annual contracts; however, the Company also offers extended multi-year contracts to its subscription clients, and content licenses are generally multi-year agreements.  Subscription fees and content licenses are recognized ratably over the term of the agreement.  Onvia also generates revenue from fees charged for management reports, document download services, and other services; revenue from these types of services is recognized upon delivery, or, if report refreshes are included, ratably over the service period.

Onvia’s subscription services and management reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, the Company allocates revenue from these bundled sales ratably between the subscription services and the management reports based on established list prices for those offerings. Pursuant to the FASB Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements the Company measures and allocates arrangement consideration to one or more units of accounting for seapate deliverables.  The Company also establishes a selling price hierarchy for determining the selling price of a deliverable.

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

Cash, cash equivalents and investments
Onvia considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.  The fair value of the money market funds, included in cash equivalents, at December 31, 2012 and 2011, was classified as Level 1 under Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.  Investments with original maturities of greater than 90 days, but with remaining maturities of less than one year are classified as short-term, and investments with remaining maturities of 365 days or greater are classified as long-term.  All investments are classified as available-for-sale with any gain/loss recorded in comprehensive income.

Management of credit risk
Onvia is subject to concentration of credit risk, primarily from its investments and customer contracts.  Onvia manages its credit risk for investments by purchasing investment-grade securities and diversifying its investment portfolio among issuers and maturities.  Currently, the Company invests primarily in FDIC insured or government backed funds and securities to mitigate the credit risk associated with its investment portfolio.  The Company manages credit risks on customer contracts by adhering to common underwriting practices.

Property and equipment
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation.  Depreciation expense on software, furniture, and equipment is recorded using the straight-line method over estimated useful lives of three to five years.  Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the underlying lease.

The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360, Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.  ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the years ended December 31, 2012 or 2011.

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

Treasury stock
Onvia accounts for treasury stock using the cost method.  As of December 31, 2012, the Company held 26 shares of treasury stock with a cost basis of $129.  The Company holds the treasury shares to fund matching contributions to its 401K retirement plan for employee contributions.  As discussed in Note 11, no treasury shares were used to fund matching contributions for 2012 or 2011 employee contributions.

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

For the year ended December 31, 2012, options to purchase 529,534 shares of common stock with exercise prices greater than the average fair market value of our stock during the year of $3.71, were not included in the calculation because the effect would have been anti-dilutive.  For the year ended December 31, 2011, options to purchase 1,171,029 shares of common stock with exercise prices greater than the average fair market value of our stock during the year of $3.79, were not included in the calculation because the effect would have been anti-dilutive.

Recent accounting pronouncements
On January 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board, or FASB, on accounting and disclosure requirements related to fair value measurements.  The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  Adoption of this new guidance did not have a material impact on our financial statements.

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

Stock-Based Benefit Plans

Onvia, Inc. 2008 Equity Incentive Plan
The Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, was adopted in September 2008 and it amended and restated the previous 1999 Stock Option Plan, or the 1999 Plan.  Shares that were outstanding from the 1999 Plan will continue to be outstanding under that plan until forfeited, at which time they would be added back to the 2008 Plan.  The 2008 Plan provides for the issuance of incentive and nonqualified common stock options, stock awards, restricted stock, restricted stock units and stock appreciation rights.  Awards under this plan can be granted for ten years after the adoption date.  The 2008 Plan requires that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant.  The 2008 Plan contains specific provisions that govern awards in the event of a change in control and provides for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation.  All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards.  Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  As of December 31, 2012 the total number of options outstanding and the number of shares available for issuance under the 2008 Plan were 655,306 and 777,768, respectively.

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

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP.  Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors.  Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period.  This plan is compensatory under the provisions of ASC 718 and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis.  The total number of shares authorized for future issuance under the ESPP as of December 31, 2012 was 491,074 shares.

Impact on Results of Operations

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31 was as follows:

	2012	2011
Cost of sales	$1,027	$4,555
Sales and marketing	(3,887)	48,455
Technology and development	54,225	29,838
General and administrative	188,075	228,691
Total stock-based compensation	$239,440	$311,539

Stock-based compensation for the twelve months of 2012 includes the impact of options forfeited upon the departure of our Vice President of Enterprise Sales and Vice President of Content, which resulted in the reversal of approximately $62,000 in previously recognized expenses on forfeited options.

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.  The following weighted average assumptions were used for options granted in the years ending December 31:

	2012	2011
Risk-free interest rate	1.00%	1.95%
Expected volatility	52%	50%
Expected dividends	0%	0%
Expected life (in years)	4.9	5.8

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model.  Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2012	2011
Risk-free interest rate	0.15%	0.08%
Expected volatility	48%	53%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
ASC 718 requires companies to estimate expected volatility over the expected term of the options granted.

Management used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock for purposes of estimating the fair value of options granted during 2012 and 2011.

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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2012	1,579,410	$6.81
Options granted	241,000	3.26
Options exercised	(25,375)	1.93
Options forfeited and cancelled	(697,799)	9.27
Total options outstanding at December 31, 2012	1,097,236	$4.58

Options exercisable at December 31, 2012	660,828	$5.34	4.00	$179,529
Options vested and expected to vest at December 31, 2012	1,064,995	$4.62	5.76	$382,012

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.68 at December 31, 2012 for options that were in-the-money at December 31, 2012.  The number of in-the-money options outstanding and exercisable at December 31, 2012 was 526,702 and 195,715, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2012 and 2011 was $1.44 and $1.85 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $34,362 and $91,758, respectively.

As of December 31, 2012, there was approximately $317,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.58 years.

During the years ended December 31, 2012 and 2011, respectively, approximately $75,000 and $152,000 was received for exercises of stock options and purchases under Onvia’s ESPP.

Restricted Stock Units

The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the twelve months ended December 31, 2012:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2012	13,954	$4.12
Granted	-	-
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at December 31, 2012	13,954	$4.12

All RSUs were granted in the first quarter of 2011 and valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011, no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and therefore these RSU’s will fully vest on December 31, 2013.  As of December 31, 2012, there was $19,593 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of one year.

Note 3:	Short-Term Investments

In accordance with ASC 320, Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at December 31, 2012, stated at fair value as summarized in the following table:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$3,922,428	$867	$(211)	$3,923,084
Certificate of Deposit (1)	4,056,977	468	-	4,057,445
Corporate Bonds	454,233	182	-	454,415
	$8,433,638	$1,517	$(211)	$8,434,944

(1) We evaluated certificates of deposits held as of December 31, 2012 and concluded that they meet the definition of securities as defined in ASC 320.

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The following table summarizes, by major security type, short-term investments classified as available-for-sale at December 31, 2012, stated at fair value:

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Balance as of December 31, 2012
Description
U.S. Government backed securities	$-	$3,923,084	$-	$3,923,084
Certificate of Deposit	-	4,057,445	-	4,057,445
Corporate Bonds	-	454,415	-	454,415
	$-	$8,434,944	$-	$8,434,944

There were no transfers in or out of Level 1 or Level 2 investments during the fourth quarter of 2012, and there was no activity in Level 3 fair value measurements during that period.

Note 4:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2012	2011
Prepaid expenses	$529,312	$452,015
Interest receivable	35,742	18,511
Other receivables	16,025	7,723
Security deposits, current portion	-	44,839
Deferred tax assets, current portion	-	28,170
	$581,079	$551,258

Note 5:	Security Deposits

Pursuant to Onvia’s current lease for corporate office space, Onvia provided a security deposit of $538,000, which is reduced annually on a straight line basis over the first three years of the lease beginning with the first anniversary of the commencement date.  On the fourth anniversary of the commencement date, $45,000 will be returned to Onvia, and the balance of $90,000 will be returned in October 2015 upon termination of the existing lease agreement.  In March 2012 and 2011, $45,000 and $135,000 was returned to the Company, respectively.

Note 6:	Property and Equipment

Property and equipment consists of the following at December 31:

	2012	2011

Computer equipment	$3,980,808	$3,829,731
Software	1,695,038	956,916
Furniture and fixtures	107,113	107,113
Leasehold improvements	882,602	882,602

Total cost basis	6,665,561	5,776,362

Less accumulated depreciation and amortization	(4,935,872)	(4,501,254)

Net book value	$1,729,689	$1,275,108

During the twelve months of 2012, Onvia disposed of fully depreciated computer equipment valued at $319,000 and $5,000 of fully depreciated software compared to disposal of $268,000 of fully depreciated computer equipment and $183,000 of fully depreciated software for the same period of 2011.

Depreciation expense was $759,000 and $763,000 for the twelve months ended December 31, 2012 and 2011, respectively.

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

The following table presents a rollforward of capitalized internal use software for the twelve months ended December 31, 2012:

	Balance at December 31, 2011	Additions	Balance at December 31, 2012
Capitalized Internal Use Software	$11,457,945	$1,447,227	$12,905,172
Accumulated amortization	(5,283,085)	(2,082,253)	(7,365,338)
	$6,174,860	$(635,026)	$5,539,834

Amortization expense related to capitalized software was $2.1 million and $1.8 million for the twelve months ended December 31, 2012 and 2011, respectively.

Note 8:	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2012	2011
Payroll and related liabilities	$586,570	$575,298
Taxes payable and other	236,170	133,413
	$822,740	$708,711

Other current liabilities consist of the following at December 31:

	2012	2011
Idle lease accrual, current portion	$21,267	$69,108
Obligations under capital leases, current portion	94,082	-
Deferred rent, current portion	173,958	146,632
Other current liabilities	341,365	-
	$630,672	$215,740

Note 9:	Income Taxes

The amount of current and deferred income tax (benefit) / expense included in the financial statements for the years ended December 31 was as follows:

	2012	2011
Current Tax (Benefit) / Expense	$-	$-
Deferred Tax (Benefit) / Expense	(1,559,000)	(616,000)
Total Income Tax (Benefit) / Expense	$(1,559,000)	$(616,000)

The following table provides reconciliation between the statutory income tax rate and the Company’s effective tax rate for the years ended December 31:

	2012	2011
Tax (benefit) / expense at statutory rate	34.0%	34.0%
Stock-based compensation	-111.2%	7.2%
Amortization of goodwill	50.6%	-1.8%
Meals and entertainment	-20.5%	1.4%
Increase / (decrease) in valuation allowance	4691.1%	-106.5%
Net tax expense	4644.0%	-65.7%

Onvia’s deferred tax asset consists of the following as of December 31:

	2012	2011
Deferred Tax Assets
Net operating loss carryforward	$24,631,963	$24,900,758
Accrued expenses not currently deductible	1,176,721	1,160,472
Depreciation different for tax purposes	1,054,235	1,008,598
Deferred Tax Asset Total	26,862,919	27,069,828

Deferred Tax Liability
Prepaid expenses	(182,139)	(154,534)
Depreciation different for tax purposes	(1,880,736)	(2,099,452)
Deferred Tax Liabilities Total	(2,062,875)	(2,253,986)

Net deferred tax asset before valuation allowance	24,800,044	24,815,842
Valuation allowance	(22,625,044)	(24,199,842)
Net deferred tax asset after valuation allowance	$2,175,000	$616,000

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

Accordingly, the Company released a valuation allowance on these deferred tax assets as of December 31, 2012, in the amount of $1.6 million and reflected this income tax benefit in the results from continuing operations.  The financial projections supporting the Company’s conclusion to release a portion of its valuation allowance contain significant assumptions and estimates of future operations.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  Onvia considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible.

As of December 31, 2012 and 2011 Onvia had available U.S. federal net operating losses in the amount of $72,446,952 and 73,237,522 which expire at various times from 2022 through 2031.

The following is a summary of the changes in our net operating losses available for utilization in future years.

Net operating loss available at December 31, 2011	$73,237,522
2012 utilization	(790,570)
Net operating loss available at December 31, 2012	$72,446,952

Onvia files an income tax return in the United States.  We are no longer subject to federal income tax examination for years before 2009.  Onvia also has available NOLs generated in tax years 2001 to 2010 that, if used, could be subject to examination by taxing authorities.

Note 10:	Commitments and Contingencies

Operating leases

Total rent expense associated with our real estate operating leases was $764,215 and $978,475 for the years ended December 31, 2012 and 2011, respectively.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

Future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2013	1,011,903	18,251	1,030,154
2014	1,042,260	10,647	1,052,907
2015	894,171	-	894,171
	$2,948,334	$28,898	$2,977,232

Capital Leases

In December 2011, Onvia entered into non-cancellable capital leases for server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the year ended December 31:

	Principal	Interest	Total
2013	94,081	1,950	96,031
	$94,081	$1,950	$96,031

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2013 to 2016.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase Obligations

2013	865,909
2014	578,095
Thereafter	481,242
$1,925,246

Legal Proceedings

From time to time, legal proceedings may arise in the ordinary course of business.  Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position.

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

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in either cash or Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions.  The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire.  The Company’s Board of Directors has the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.  As of December 31, 2012, only 26 shares were available in treasury.  In March 2009, Onvia transferred 8,055 shares from treasury stock into the Retirement Plan to match 2008 employee contributions.  The Company recorded $82,000 in non-cash stock-based compensation in 2009 related to this match. Onvia’s Board of Directors authorized 10% matching contribution for both 2012 and 2011.  This contribution was made in cash in the amount of $30,000 and 32,000 for 2012 and 2011, respectively.

Note 12:	Stockholders’ Equity

Authorized shares
At December 31, 2012, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share.  Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Note 13:	Supplemental Cash Flow Information

Interest expense paid on capital leases during the year ended December 31, 2012 was $5,000.  No interest expenses were paid in 2011.

Note 14:	Subsequent Events

None.

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,496	$5,546	$5,419	$5,491
Gross margin	4,636	4,697	4,520	4,602
Noncash stock-based compensation	20	72	73	74
Total operating expenses	4,592	4,633	4,480	4,829
Income / (loss) from operations	44	64	40	(227)
Tax benefit	-	-	-	1,559
Net income	$60	$72	$49	$1,344
Unrealized gain / (loss) on available-for-sale investments	0	(1)	1	1
Comprehensive income	60	71	50	1,345
Basic net income per common share	$0.01	$0.01	$0.01	$0.16
Diluted net income per common share	$0.01	$0.01	$0.01	$0.15

Basic weighted average shares outstanding	8,505	8,520	8,524	8,527
Diluted weighted average shares outstanding	8,802	8,852	8,869	8,864

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$6,143	$5,846	$5,630	$5,544
Gross margin	5,238	4,955	4,741	4,627
Noncash stock-based compensation	63	82	90	77
Total operating expenses	4,856	4,729	4,501	4,575
Income from operations	382	226	240	52
Tax benefit	-	-	-	616
Net income	$393	$235	$248	$677
Unrealized gain on available-for-sale investments	1	0	0	1
Comprehensive income	394	235	248	678
Basic net income per common share	$0.05	$0.03	$0.03	$0.08
Diluted net income per common share	$0.05	$0.03	$0.03	$0.08

Basic weighted average shares outstanding	8,435	8,468	8,477	8,493
Diluted weighted average shares outstanding	8,537	8,558	8,541	8,511

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2012.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2012.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.   Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013 (“Proxy Statement”).   Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information regarding the Company’s audit committee and audit committee financial expert is incorporated herein by reference to the section entitled “Corporate Governance” in the Proxy Statement.  Information regarding the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1 of this Annual Report and is incorporated by reference into this Item 10.

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

 We currently maintain two active compensation plans that provide for the issuance of our common stock to officers, directors, employees, and equity consultants.  The two active compensation plans consist of the Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, and the 2000 Employee Stock Purchase Plan, or ESPP, both of which have been approved by stockholders.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan, the Directors’ Plan, and the ESPP as of December 31, 2012.  There were no equity plans not approved by security holders as of December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued on Exercise of Outstanding Options (1)	Weighted-average Exercise Price of Outstanding Options (2)	Securities Available for Future Grant (Excluding Shares Reflected in Column (1)) (3)
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	655,306	$3.67	777,768
Amended and Restated 1999 Stock Option Plan	421,884	5.91
2000 Directors' Stock Option Plan	34,000	5.15
Employee Stock Purchase Plan	-	N/A	491,074
Total	1,111,190	$4.58	1,268,842

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedule:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2011	$72,868	$9,889	$(45,347)	$37,410
Year Ended December 31, 2012	$37,410	$89,033	$(84,894)	$41,548

_______________________
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

4.2
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

10.1*	Onvia, Inc. 2008 Equity Incentive Plan (incorporated by Reference to the 2008 Proxy Statement filed on August 4, 2008)

10.2*	Amended 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

10.3*	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1/A filed on February 2, 2000 (File No. 333-93273))

10.4*
Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.5
Medical Dental Building Lease Agreement between Onvia and GRE 509 Olive LLC, dated July 31, 2007 (incorporated by reference to Exhibit 10.12 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.6*	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.7*	Offer Letter to Henry G. Riner, dated August 26, 2010 (incorporated by Reference to Exhibit 10.15 to the Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010)

10.8*
Form of Indemnification Agreement between Onvia and each of its officers and directors approved by Board of Directors on August 30, 2011 (incorporated by reference to exhibit 10.1 to the Report on Form 10-Q for the quarter ended March 31, 2012, filed May 14, 2012)

10.9*++	2013 Variable Compensation Plan for Irvine N. Alpert

10.10*++	Management Incentive Plan

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

32.2++
Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++
The following financial information from Onvia’s Quarterly Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL: (i) the  Audited Condensed Consolidated Balance Sheets, (ii) the Audited Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Audited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Audited Condensed Consolidated Financial Statements, tagged as blocks of text.

*           Executive Compensation Plan or Agreement
++           Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 18, 2013.

ONVIA, INC.

By:	/s/ Henry G. Riner
Henry G. Riner
President and Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Senior Vice-President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Henry G. Riner and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2012, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY G. RINER	Chief Executive Officer, President and	March 18, 2013
Henry G. Riner	Director

/S/ CAMERON S. WAY	Senior Vice-President and Chief Financial	March 18, 2013
Cameron S. Way	Officer

/S/ JEFFREY C. BALLOWE	Director	March 18, 2013
Jeffrey C. Ballowe

/S/ JAMES L. BRILL	Director	March 18, 2013
James L. Brill

/S/ ROBERT G. BROWN	Lead Director	March 18, 2013
Robert G. Brown

/S/ ROGER L. FELDMAN	Director	March 18, 2013
Roger L. Feldman

/S/ Michael E.S. Frankel	Director	March 18, 2013
Michael E.S. Frankel

/S/ D. VAN SKILLING	Chairman of the Board	March 18, 2013
D. Van Skilling