Form 10-Q
period 2013-03-31
ONVIA INC
filed 2013-05-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common stock, par value $.0001 per share: 7,325,959 shares outstanding as of April 30, 2013.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,685	$3,888
Short-term investments, available-for-sale	5,826	8,435
Accounts receivable, net of allowance for doubtful accounts of $43 and $42	1,509	1,278
Prepaid expenses and other current assets	738	581

Total current assets	14,758	14,182

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,683	1,729
Internal use software, net of accumulated amortization	5,483	5,540
Deferred tax assets, net of current portion	2,175	2,175
Other long-term assets	92	92

Total long term assets	9,433	9,536

TOTAL ASSETS	$24,191	$23,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$820	$855
Accrued expenses	633	823
Unearned revenue, current portion	8,273	7,535
Other current liabilities	374	631

Total current liabilities	10,100	9,844

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	803	728
Deferred rent, net of current portion	617	394
Other long-term liabilities	127	242

Total long term liabilities	1,547	1,364

TOTAL LIABILITIES	11,647	11,208

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,566,289 and 8,528,307 shares issued; and 8,566,263 and 8,528,281 shares outstanding	1	1
Treasury stock, at cost: 26 and 26 shares	-	-
Additional paid in capital	353,231	353,077
Accumulated other comprehensive gain	1	1
Accumulated deficit	(340,689)	(340,569)

Total stockholders’ equity	12,544	12,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,191	$23,718

(1) Derived from audited financial statements included in the 2012 Annual Report.
See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$4,761	$4,703
Content license	493	537
Management information reports	166	145
Other	78	111

Total revenue	5,498	5,496

Cost of revenue (exclusive of depreciation and amortization included below)	923	860

Gross margin	4,575	4,636

Operating expenses:
Sales and marketing	2,859	2,747
Technology and development	998	1,042
General and administrative	847	803

Total operating expenses	4,704	4,592

(Loss) / Income from operations	(129)	44

Interest and other income, net	9	16

Net (loss) / income	$(120)	$60

Unrealized gain / (loss) on available-for-sale securities	-	-

Comprehensive (loss) / income	$(120)	$60

Basic net (loss) / income per common share	$(0.01)	$0.01

Diluted net (loss) / income per common share	$(0.01)	$0.01

Basic weighted average shares outstanding	8,554	8,505

Diluted weighted average shares outstanding	8,554	8,802

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(120)	$60
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	760	659
Idle lease accrual	(44)	(18)
Stock-based compensation	73	20
Change in operating assets and liabilities:
Accounts receivable	(231)	(38)
Prepaid expenses and other assets	(157)	(166)
Accounts payable	(69)	(62)
Accrued expenses	(139)	(30)
Unearned revenue	813	508
Deferred rent	71	(35)

Net cash provided by operating activities	957	898

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(321)	(88)
Additions to internal use software	(505)	(358)
Purchases of investments	(3,031)	(3,313)
Sales of investments	2,881	1,263
Maturities of investments	2,759	2,772
Return of security deposits	-	45

Net cash provided by investing activities	1,783	321

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(24)	(22)
Proceeds from exercise of stock options	81	38

Net cash provided by financing activities	57	16

Net increase in cash and cash equivalents	2,797	1,235

Cash and cash equivalents, beginning of period	3,888	3,378

Cash and cash equivalents, end of period	$6,685	$4,613

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases under capital lease obligations	$1	$(117)
Property and equipment additions in accounts payable	(115)	(44)
Internal use software additions in accounts payable	(195)	(76)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three month period ended March 31, 2013 or 2012.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Annual Report”).

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

New Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance to us.

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

Onvia’s subscription services and management reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, the Company allocates revenue from these bundled sales ratably between the subscription services and the management reports based on established list prices for those offerings.  Pursuant to the FASB Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements the Company measures and allocates arrangement consideration to one or more units of accounting for separate deliverables.  The Company also establishes a selling price hierarchy for determining the selling price of a deliverable.

Unearned revenue consists of payments received for prepaid subscriptions, as well as the invoiced, but unpaid, portion of subscriptions and content licenses whose terms extend into periods beyond the balance sheet date.

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$2	$(1)
Sales and marketing	10	(35)
Technology and development	13	12
General and administrative	48	44
Total stock-based compensation	$73	$20

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.00%	1.07%
Expected volatility	53%	51%
Expected dividends	0%	0%
Expected life (in years)	5.5	4.6

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  No purchase periods commenced during the three months ended March 31, 2013 or 2012.

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three months ended March 31, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2013	1,097,236	$4.58
Options granted	80,000	3.56
Options exercised	(53,829)	2.56
Options forfeited and cancelled	(29,925)	3.54
Total options outstanding at March 31, 2013	1,093,482	$4.63

Options exercisable at March 31, 2013	662,308	$5.40	4.50	$179,082
Options vested and expected to vest at March 31, 2013	1,057,176	$4.68	6.02	$406,317

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.83 at March 31, 2013 for options that were in-the-money at March 31, 2013.  The number of in-the-money options outstanding and exercisable at March 31, 2013 was 564,298 and 205,315, respectively.

The weighted average grant date fair value of options granted during the period ended March 31, 2013 and 2012 was $1.68 and $1.31 per option, respectively.

As of March 31, 2013, there was approximately $346,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.68 years.

During the three months ended March 31, 2013, approximately $81,000 was received for exercises of stock options compared to $38,000 for the same period of 2012.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the three months ended March 31, 2013:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2013	13,954	$4.12
Granted	-	-
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at December 31, 2013	13,954	$4.12

RSUs granted during the first quarter of 2011 were valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and therefore these RSU’s will fully vest over three years on December 31, 2013.  As of March 31, 2013 there was $15,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 0.75 years.

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net (loss) / income	$(120)	$60

Shares used to compute basic net (loss) / income per share	8,554	8,505
Dilutive potential common shares:
Stock options	-	297
Shares used to compute diluted net (loss) / income per share	8,554	8,802
Basic net (loss) / income per share	$(0.01)	$0.01
Diluted net (loss) / income per share	$(0.01)	$0.01

For the three months ended March 31, 2013, approximately 640,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $3.64, were not included in the calculation because the effect would have been anti-dilutive.  For the three months ended March 31, 2012, approximately 529,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $3.43, were not included in the calculation because the effect would have been anti-dilutive.

5.	Short-Term Investments

Onvia classifies short-term investments in debt securities as available-for-sale at March 31, 2013, stated at fair value as summarized in the following table (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$3,392	$2	$(1)	$3,393
Certificate of Deposit (1)	1,982	-	-	1,982
Corporate Bonds	451	-	-	451
	$5,825	$2	$(1)	$5,826

(1)	We evaluated certificates of deposits held as of March 31, 2013 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at March 31, 2013, stated at fair value (in thousands):

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Balance as of March 31, 2013
Description
U.S. Government backed securities	$-	$3,393	$-	$3,393
Certificate of Deposit	-	1,982	-	1,982
Corporate Bonds	-	451	-	451
	$-	$5,826	$-	$5,826

There were no transfers in or out of Level 1 or Level 2 investments during the first quarter of 2013, and there was no activity in Level 3 fair value measurements during that period.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Prepaid expenses	$664	$529
Interest receivable	35	36
Other receivables	39	16
	$738	$581

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Computer equipment	$4,097	$3,981
Software	1,722	1,694
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	6,809	6,665

Less accumulated depreciation and amortization	(5,126)	(4,936)

Net book value	$1,683	$1,729

During the first quarter of 2012, Onvia disposed $207,000 of fully depreciated computer equipment.

Depreciation expense was $190,000 and $183,000 for the three months ended March 31, 2013 and 2012, respectively.

8.	Internal Use Software

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

Onvia evaluates on annual basis the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the three months ended March 31, 2013.

The following table presents a roll-forward of capitalized internal use software for the three months ended March 31, 2013 (in thousands):

	Balance at December 31, 2012	Additions	Balance at March 31, 2013
Capitalized Internal Use Software	$12,905	$514	$13,419
Accumulated amortization	(7,365)	(571)	(7,936)
	$5,540	$(57)	$5,483

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Payroll and related liabilities	$558	$587
Taxes payable and other	75	236
	$633	$823

Other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Idle lease accrual, current portion	$29	$21
Obligations under capital leases, current portion	71	94
Deferred rent, current portion	22	174
Other Current Liabilities	252	342
	$374	$631

10.	Commitments and Contingencies

Operating Leases

During the first quarter of 2013, Onvia entered into the first amendment to lease agreement for its corporate offices located in Seattle, Washington.  The Amendment, among other things, extends the lease term for an additional sixty-five (65) months with a new expiration date of April 30, 2021.  In addition, the Amendment reduces the rental area of the premises to approximately 29,606 square feet, after surrender of 5,394 square feet after the execution of the Amendment.  Onvia has an additional right to surrender up to 8,898 square feet on or after November 30, 2014 in exchange for reimbursement of unamortized landlord incentives.  In addition to base rent, Onvia will be responsible for its proportionate share of annual incremental increases in the building’s operating expenses, insurance, and real estate taxes over the 2013 base year.  Onvia has a one-time right to terminate the amended lease in its entirety on or after December 1, 2017 in exchange for payment of a termination fee.

Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

As of March 31, 2013, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2013	$624	$14	$638
2014	740	10	750
2015	760		760
2016 and thereafter	4,727	-	4,727
	$6,851	$24	$6,875

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2011 to 2016.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2013	$595
2014	623
2015	312
Thereafter	198
$1,728

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

Onvia has recorded a valuation allowance for the majority of its net deferred tax assets because it has a history of net operating losses (“NOLs”). As of December 31, 2012, the Company has recognized net deferred tax benefits in the amount of $2,175,000.  No additional deferred tax benefits were recognized in the first three quarters of 2013.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of March 31, 2013, Onvia’s federal NOL carryforwards for income tax purposes were approximately $72.4 million.  The federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the federal NOL carryforwards to be utilized to offset future income is 2030.

12.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia’s security deposit will be increased to $100,000 in April 2013, $125,000 in January 2014 and $150,000 on January 2015.  The security deposit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of March 31, 2013, the outstanding security deposit balance was $90,000.

13.	Subsequent Events

On April 2, 2013, Onvia entered into a stock purchase agreement with Symphony Technology Group, LLC and certain of its affiliates (the “Repurchase Stockholders”) to repurchase shares of Onvia’s common stock, par value $0.0001 directly from the Repurchase Stockholders in a private, non-underwritten transaction. Under the terms of the agreement, Onvia has repurchased from the Repurchase Stockholders 1,242,781 shares of common stock at a price of $3.50 per share for a total purchase price of approximately $4.3 million, excluding transaction fees. This transaction does not have any impact on Onvia’s Section 382 tax benefits preservation plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in clients, contracts and contract value, cash flow, profitability and stockholder value and expected stabilization of ACV. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends,” “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in our 2012 Annual Report. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

The Company’s powerful procurement solutions include proprietary content and analytical tools that deliver essential insight and intelligence necessary to win more business with state and local governments.  Onvia targets a market of companies that have a long term strategic interest in the public sector, and for which the government market is a core part of their business.  All three of our customer distribution channels, Small and Medium Business (or SMB), Enterprise, and Content Licensing, focus on this market.  We believe this model will produce higher margins, providing the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

We developed a three-year business transformation plan and product roadmap in 2011 to leverage the Company’s investment in a rich public sector procurement database and execute on a strategy of transitioning the business from a low cost provider of government procurement information targeted at a large market of casual users to a high value and trusted partner to clients with a long-term strategic interest in the public sector.   We achieved the first product milestone to execute this shift in business strategy in February 2012 with the launch of “Onvia 5,” which improved the usability and “find-ability” features of the database.  In July 2012, Onvia launched a new solution, Term Contract Center, to provide our clients maximum visibility into over 150,000 recurring contracts.  Term Contract Center helps clients identify which contracts to pursue, including the incumbent vendor and the price the agency has paid for the contract.   In December 2012, we launched the first update to Spending Forecast Center with Project Previews, a data mining tool that helps clients focus on those future business opportunities from budgets and capital improvement plans where they have the greatest probability of winning.  We believe all of these investments have changed our value proposition from an aggregator of public procurement documents to a robust, enhanced database of public procurement intelligence.

In 2012, we completed the first phase of the transformation plan evidenced by the stabilization of Annual Contract Value, or ACV, and revenue and we are now ready to leverage the foundation we have built over the last two years and grow the business.  ACV increased by 2% to $18.9 million in the first quarter of 2013 from $18.5 million one year ago.  Growth in ACV indicates that client retention rates are improving and new client acquisitions are beginning to scale.  ACV represents aggregate annual value of our renewable subscriptions, excluding content licenses.

In the fourth quarter of 2012 we began investing in our most successful and mature channel, SMB sales to accelerate revenue growth.  In October, we increased the SMB acquisition team by nearly 40% to a total of 20 sales professionals.  By hiring these individuals in the fourth quarter of 2012, the new team members should contribute revenue growth throughout 2013.

We continue to invest in our business intelligence solutions to build new analytic tools in 2013 and 2014.  In the first quarter of 2013 we launched Onvia 6 with a workflow user interface which is another step in improving the usability of our solutions.  We normalized agency names and expect to complete the normalization of public sector vendors by the end of the second quarter of 2013.

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

·	Bid Results and Awards Information – notifies businesses of awarded bids, providing information for use in their own sales and marketing activities;
·	Grants – supplies federal grant information critical to businesses tracking or applying for publicly-funded projects; and
·	Project Previews – proprietary summaries of future infrastructure and technology investments excerpted from a constantly updated library of capital improvement plans and agency budgets.

The database can be analyzed using many different search filters including:

• Industry Vertical • State • Publication Date • Submittal Date • Procurement Type	• Level of Government • Agency Function • Set Aside Requirements • Awarded Contract Value

Our database includes many important data fields to further qualify opportunities as available, including:

• Request for Proposal/Bid Information
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

Term Contract Center helps Onvia’s clients take advantage of the growing trend by government agencies to make purchases using term contracts, or recurring contracts.  We significantly increased our coverage and collection of term contracts and awards to provide clients with a single source they can rely on to grow revenues.  Term Contract Center is designed to help clients identify and prioritize which contracts to pursue, including the competitor and partner information needed to qualify these opportunities.

Using Term Contract Center, our clients can:

•	Search over 150,000 active state and local term contracts to create a pipeline of upcoming renewal opportunities;
•	Analyze term-contract buying trends to identify the right agencies to build relationships with;
•	Track competitors by searching for vendors who currently hold these contracts; and
•	Locate potential teaming and subcontracting partners by accessing information about vendor representatives on term contracts and how to contact them.

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

Management Reports provide our clients with customized management reports to help target upcoming contract renewals, identify agency buyers, and inform the proposal development process.  These solutions include:

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

In 2012, we launched Onvia 5 which improved the customer experience and user navigation.  In July 2012, we introduced Term Contract Center by publishing over 150,000 active term contracts.  In December 2012, we launched the first update to Spending Forecast Center providing project previews, a data mining tool, to allow our customers greater “find-ability” in searching the vast library of budgets and capital improvement plans.

Equally important we continued to invest in our database to build the required foundation to launch several analytical solutions in 2013 and 2014.  We normalized agency names and expect to complete the normalization of vendor names during the first half of 2013.  All of these investments have started to change our value proposition from an aggregator of public procurement documents to a robust, enhanced database of public procurement intelligence.

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

2013 Initiatives

In 2012 we stabilized the business, and we have identified four initiatives to accelerate growth in 2013:

•
Our firstinitiative is to successfully expand the SMB acquisition sales process across a team which we expanded by 40% in the fourth quarter of 2012.  We measure the success of this initiative by improving ACVC and the growth rate in acquisition sales year over year.  In the first quarter of 2013, SMB acquisition bookings increased by 33% over the same year ago period.  New client ACVC declined to $8,020 from $8,376 in first quarter of 2012.  The decline in ACVC is due to the new hires added in the fourth quarter of 2012.  Our new hires are ramping consistently but collectively not as quickly as we projected.  We believe that full ramp for the team will be achieved at approximately 9 months, beginning in the fourth quarter of 2013.

•
Our second initiative is to maximize growth with our SMB customer base.  We believe that many of our clients do not receive the optimal Onvia solution for their public sector business objectives.  The success of this initiative will be measured by the growth in contract value of existing contracts in 2013 when compared with 2012.  In the first quarter of 2013, contract value growth increased by 11% compared to the same year ago period.

•
Our third initiative is to strengthen the value of our database and continue to add solutions to help our customers win more government business.  In the first quarter of 2013 we launched Onvia 6 with a workflow user interface which is another step in improving the usability of our solutions.  We expect to complete normalization of vendor names in the second quarter of 2013.  Throughout 2013 we expect to introduce vendor intelligence for competitor and partner analytics, improve the workflow of our lead generation service and expand the agency intelligence that we provide to our customers.  The success of this initiative will be measured by our ability to deliver the roadmap on schedule and within budget.

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

At the end of the first quarter, Onvia’s total client base decreased 10% to 3,850 clients compared to 4,300 clients in the same year-ago period.  Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at a higher ACVC.  We expect this trend to continue until new client acquisitions and improving retention rates offset client attrition.

ACV for the first quarter of 2013 increased by 1% to $18.9 million compared to the fourth quarter of 2012 and increased by 2% compared to the same quarter of the previous year.  Growth in ACV indicates that client retention rates are improving and new client acquisitions are beginning to scale.

ACVC for the first quarter of 2013 grew 3% from the previous quarter, 14% from the same year-ago period, and 32% from the same two year-ago period to an average of $4,915 per client.  Growth in ACVC demonstrates that an increasing number of our clients have a strategic interest in the public sector. Companies within this target market typically have higher ACVC and renew at higher rates; we believe are key attributes of a profitable long-term client.

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2013	2012
Revenue	$5,498	$5,496

Revenue:
Subscription	87%	86%
Content license	9%	10%
Management information reports	3%	2%
Other	1%	2%
Total revenue	100.0%	100.0%

Revenues were expected to grow slightly in the first quarter of 2013, however, due to lower enterprise and content license revenues, the revenue growth rate was flat compared to first quarter of 2012.   Subscription revenues, which are the focus of our annual operating initiatives, grew by 1.2% compared to first quarter of 2012, due to ACV growth.

Cost of revenue for the three months ended March 31, 2013 and March 31, 2012 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended March 31,	$923	$860	$63	7%
Percentage of Revenue	17%	16%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The increase for the comparable three month periods was due to payroll related expenses.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2013 and March 31, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended March 31,	$2,859	$2,747	$112	4%
Percentage of Revenue	52%	50%

The increase in expenses for the comparable three month periods is primarily related to a $45,000 increase in severance due to departure of our VP of Enterprise Sales in the first quarter of 2013, $43,000 increase in medical benefits expenses, and $40,000 increase in amortization expenses related to new products launched in 2012.

Technology and Development

Technology and development expenses for the three months ended March 31, 2013 and March 31, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended March 31,	$998	$1,042	$(44)	(4%)
Percentage of Revenue	18%	19%

The decrease in expenses for the comparable three month periods is primarily related to a $64,000 decrease in amortization of software licenses and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three months ended March 31, 2013 and March 31, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended March 31,	$847	$803	$44	6%
Percentage of Revenue	15%	15%

The increase in expenses for the comparable three month periods is primarily related to a $32,000 increase in payroll-related expenses and other individually immaterial changes.

Interest and Other Income, Net
Net interest and other income was $9,000 for the three months ended March 31, 2013, compared to $16,000 for the same period in 2012.

Net Income and Net Income per Share
We reported net loss of $120,000 for the three months ended March 31, 2013 compared to net income of $60,000 for the same period of 2012.  The decrease in net income was primarily due to an increase in operating expenses as discussed above.  On a diluted per share basis, net loss was $0.01 for the three months ended March 31, 2013, compared to $0.01 net income for the same period in 2012.

Critical Accounting Policies and Management Estimates

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, allowance for doubtful accounts, recoverability of long-lived assets, idle lease accrual and the valuation allowance for Onvia’s net operating losses.  We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from our estimates.  In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on its business, financial condition, and results of operations.

Revenue Recognition
Our revenues are primarily generated from client subscriptions, content licenses and management reports.  Our subscriptions are generally annual contracts; however, we also offers extended multi-year contracts to its subscription clients, and content licenses are generally multi-year agreements.  Subscription fees and content licenses are recognized ratably over the term of the agreement.  We also generate revenue from fees charged for management reports, document download services, and other services; revenue from these types of services is recognized upon delivery, or, if report refreshes are included, ratably over the service period.

Our subscription services and management reports are also sold together as a bundled offering.  Pursuant to the provisions of Accounting Standard Codification, or ASC, 605-25 Revenue Recognition, we allocate revenue from these bundled sales ratably between the subscription services and the management reports based on established list prices for those offerings.  Pursuant to the FASB Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements we measure and allocate arrangement consideration to one or more units of accounting for separate deliverables.  We also establish a selling price hierarchy for determining the selling price of a deliverable.

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

We periodically evaluate our long-lived assets for impairment. An impairment loss is required to be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three months ended March 31, 2013 or 2012.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $12.5 million at March 31, 2013, and our working capital was $4.7 million.  At March 31, 2013 we held $5.8 million in short-term investments, primarily in FDIC insured or U.S. government backed securities.  From December 31, 2012 to March 31, 2013, our cash, cash equivalents and short-term investments increased by $188,000 for the reasons described below under operating, investing and financing activities.

On April 2, 2013, we repurchased 1.2 million shares of our outstanding common stock from a third party at $3.50 per share as described in the Note 13 “Subsequent Events” of the notes to our unaudited condensed consolidated financial statements of this Report.  Cash on hand was reduced by $4.3 million to $8.1 million.  We believe that the remaining cash balance is adequate to fund operations until EBITDA and free cash flow accelerate in the future.

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

Operating Activities
Net cash provided by operating activities was $957,000 for the three months ended March 31, 2013, compared to $898,000 in the same period in the prior year. The increase in operating cash flow is due to improved ACV.

Investing Activities
Net cash provided by investing activities was $1.8 million in the three months ended March 31, 2013, compared to $321,000 in the same period in 2012.  We purchased $3.0 million in short term investments during the first three months of 2013 compared to $3.3 million in the same period in 2012, and we sold  $2.9 million of short term investments during the first three months of 2013 compared to $1.3 million in the same period in 2012.  Capital expenditures increased by $380,000 in the first three months of 2013 compared to the same period in 2012.  In addition, $45,000 of our security deposit on the lease for our corporate headquarters was returned to us in March 2012.

Financing Activities
Net cash provided by financing activities was $57,000 in the three months ended March 31, 2013, compared to $16,000 in the same period of 2012.  The decrease in cash provided by financing activities is due to $43,000 increase in proceeds from stock option exercises.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2013.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2013

Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (Unaudited), (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited), (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Audited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date:  May 14, 2013