Form 10-Q
period 2013-06-30
ONVIA INC
filed 2013-08-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common stock, par value $.0001 per share: 7,329,405 shares outstanding as of July 31, 2013.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012 (1)
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,902	$3,888
Short-term investments, available-for-sale	5,908	8,435
Accounts receivable, net of allowance for doubtful accounts of $32 and $42	1,051	1,278
Prepaid expenses and other current assets	557	581

Total current assets	9,418	14,182

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,589	1,729
Internal use software, net of accumulated amortization	5,490	5,540
Long-term investments	90	-
Deferred tax assets, net of current portion	2,203	2,175
Other long-term assets	152	92

Total long term assets	9,524	9,536

TOTAL ASSETS	$18,942	$23,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$776	$855
Accrued expenses	699	823
Unearned revenue, current portion	7,588	7,535
Other current liabilities	354	631

Total current liabilities	9,417	9,844

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	715	728
Deferred rent, net of current portion	607	394
Other long-term liabilities	63	242

Total long term liabilities	1,385	1,364

TOTAL LIABILITIES	10,802	11,208

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,572,212 and 8,528,307 shares issued; and 7,329,405 and 8,528,281 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 26 shares	(4,398)	-
Additional paid in capital	353,315	353,077
Accumulated other comprehensive gain	(1)	1
Accumulated deficit	(340,777)	(340,569)

Total stockholders’ equity	8,140	12,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,942	$23,718

(1) Derived from audited financial statements included in the 2012 Annual Report.

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,817	$4,694	$9,578	$9,397
Content license	506	553	999	1,090
Management information reports	106	196	272	341
Other	75	103	153	214

Total revenue	5,504	5,546	11,002	11,042

Cost of revenue (exclusive of depreciation and amortization included below)	966	849	1,889	1,709

Gross margin	4,538	4,697	9,113	9,333

Operating expenses:
Sales and marketing	2,688	2,678	5,547	5,425
Technology and development	1,066	1,070	2,064	2,112
General and administrative	878	885	1,725	1,688

Total operating expenses	4,632	4,633	9,336	9,225

(Loss) / Income from operations	(94)	64	(223)	108

Interest and other income, net	6	8	15	24
Net (loss) / income	$(88)	$72	$(208)	$132
Unrealized loss on available-for-sale securities	(2)	-	(2)	(1)
Comprehensive (loss) / income	$(90)	$72	$(210)	$131

Basic net (loss) / income per common share	$(0.01)	$0.01	$(0.03)	$0.02

Diluted net (loss) / income per common share	$(0.01)	$0.01	$(0.03)	$0.01

Basic weighted average shares outstanding	7,367	8,520	7,957	8,513

Diluted weighted average shares outstanding	7,367	8,852	7,957	8,836

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(208)	$132
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	1,515	1,369
Idle lease accrual	(74)	(34)
Stock-based compensation	138	92
Change in operating assets and liabilities:
Accounts receivable	227	76
Prepaid expenses and other assets	24	34
Accounts payable	(28)	227
Accrued expenses	(73)	(27)
Unearned revenue	40	(470)
Deferred rent	65	(72)

Net cash provided by operating activities	1,626	1,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(422)	(233)
Additions to internal use software	(1,066)	(593)
Purchases of investments	(5,362)	(8,539)
Sales of investments	2,881	2,273
Maturities of investments	5,006	5,799
Return of security deposits	(150)	45

Net cash provided by / (used in) investing activities	887	(1,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(201)	(24)
Repurchase of stock	(4,398)	-
Proceeds from exercise of stock options	100	59

Net cash (used in) / provided by financing activities	(4,499)	35

Net (decrease) / increase in cash and cash equivalents	(1,986)	114

Cash and cash equivalents, beginning of period	3,888	3,378

Cash and cash equivalents, end of period	$1,902	$3,492

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(2)	$(1)
Purchases under capital lease obligations	(1)	(118)
Property and equipment additions in accounts payable	(6)	(5)
Internal use software additions in accounts payable	(220)	(164)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statement of Stockholders’ Equity

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2013	8,528,281	$1	26	$-	$353,077	$1	$(340,569)	$12,510
Exercise of stock options	40,648	-			90			90
Purchases under Employee Stock Purchase Plan	3,257	-			10			10
Stock repurchase	(1,242,781)	-	1,242,781	(4,398)				(4,398)
Stock-based compensation					138			138
Unrealized loss on available-for-sale investments						(2)		(2)
Net loss	-	-	-	-	-	-	(208)	(208)
BALANCE, June 30, 2013	7,329,405	$1	1,242,807	$(4,398)	$353,315	$(1)	$(340,777)	$8,140

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three and six month periods ended June 30, 2013 or 2012.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Annual Report”).

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

New Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance to us.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$2	$1	$4	$-
Sales and marketing	8	10	18	(25)
Technology and development	12	13	25	25
General and administrative	43	48	91	92
Total stock-based compensation	$65	$72	$138	$92

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.61%	0.58%	0.98%	1.05%
Expected volatility	49%	58%	53%	51%
Expected dividends	0%	0%	0%	0%
Expected life (in years)	2.5	4.4	5.3	4.6

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the three and six months ended June 30, 2013 and 2012.

	Three and Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.08%	0.15%
Expected volatility	29%	53%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three and six months ended June 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2013	1,097,236	$4.58
Options granted	80,000	3.56
Options exercised	(53,829)	2.56
Options forfeited and cancelled	(29,925)	3.54
Total options outstanding at March 31, 2013	1,093,482	$4.63
Options granted	6,000	4.60
Options exercised	(2,666)	4.40
Options forfeited and cancelled	(10,007)	3.69
Total options outstanding at June 30	1,086,809	$4.65

Options exercisable at June 30, 2013	692,968	$5.33	4.41	$415,623
Options vested and expected to vest at June 30, 2013	1,056,219	$4.68	5.78	$901,674

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $4.65 at June 30, 2013 for options that were in-the-money at June 30, 2013.  The number of in-the-money options outstanding and exercisable at June 30, 2013 was 693,125 and 314,728, respectively.

The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2013 was $1.42 and $1.66 per option, respectively, and $1.82 and $1.32 per option, respectively, for the same periods in 2012.

As of June 30, 2013, there was approximately $283,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.55 years.

During the six months ended June 30, 2013, approximately $100,000 was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $59,000 for the same periods of 2012.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the six months ended June 30, 2013:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2013	13,954	$4.12
Granted	-	-
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at June 30, 2013	13,954	$4.12

RSUs granted during the first quarter of 2011 were valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and therefore these RSU’s will fully vest over three years on December 31, 2013.  As of June 30, 2013 there was $10,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 0.51 years.

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

The following table sets forth the computation of basic and diluted net income or loss per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) / income	$(88)	$72	$(208)	$132

Shares used to compute basic net (loss) / income per share	7,367	8,520	7,957	8,513
Dilutive potential common shares:
Stock options	-	332	-	323
Shares used to compute diluted net (loss) / income per share	7,367	8,852	7,957	8,836
Basic net (loss) / income per share	$(0.01)	$0.01	$(0.03)	$0.02
Diluted net (loss) / income per share	$(0.01)	$0.01	$(0.03)	$0.01

For the three months ended June 30, 2013, approximately 445,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $4.44, were not included in the calculation because the effect would have been anti-dilutive.  For the six months ended June 30, 2013, approximately 478,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

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

Onvia classifies short-term investments in debt securities as available-for-sale at June 30, 2013, stated at fair value as summarized in the following table (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$2,606	$-	$(1)	$2,605
Certificate of Deposit (1)	3,303	-	-	3,303
	$5,909	$-	$(1)	$5,908

(1) We evaluated certificates of deposits held as of June 30, 2013 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at June 30, 2013, stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2013
	Level 1	Level 2	Level 3	Balance as of June 30, 2013
Description
U.S. Government backed securities	$-	$2,605	$-	$2,605
Certificate of Deposit	-	3,303	-	3,303
	$-	$5,908	$-	$5,908

There were no transfers in or out of Level 1 or Level 2 investments during the first six months of 2013, and there was no activity in Level 3 fair value measurements during that period.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Prepaid expenses	$493	$529
Interest receivable	27	36
Other receivables	37	16
	$557	$581

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Computer equipment	$4,111	$3,981
Software	1,746	1,694
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	6,847	6,665

Less accumulated depreciation and amortization	(5,258)	(4,936)

Net book value	$1,589	$1,729

During the first six months of 2013, Onvia disposed of fully depreciated computer equipment valued at $43,000. During the first six months of 2012, Onvia disposed of fully depreciated computer equipment valued at $207,000.

Depreciation expense was $175,000 and $365,000 for the three and six months ended June 30, 2013, respectively, compared to $195,000 and $378,000, respectively, for the same periods of 2012.

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

Onvia evaluates on annual basis the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the six months ended June 30, 2013 and June 30, 2012.

The following table presents a roll-forward of capitalized internal use software for the six months ended June 30, 2013 (in thousands):

	Balance at December 31, 2012	Additions	Balance at June 30, 2013
Capitalized Internal Use Software	$12,905	$1,100	$14,005
Accumulated amortization	(7,365)	(1,150)	(8,515)
	$5,540	$(50)	$5,490

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Payroll and related liabilities	$559	$587
Taxes payable and other	140	236
	$699	$823

Other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Idle lease accrual, current portion	$-	$21
Obligations under capital leases, current portion	47	94
Deferred rent, current portion	27	174
Deferred tax liabilities	28	-
Other current liabilities	252	342
	$354	$631

10.	Commitments and Contingencies

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

As of June 30, 2013, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2013	$392	$9	$401
2014	740	11	751
2015	760		760
2016 and thereafter	4,727	-	4,727
	$6,619	$20	$6,639

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

Purchase Obligations

2013	$552
2014	742
2015	438
Thereafter	305
$2,037

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

Onvia has recorded a valuation allowance for the majority of its net deferred tax assets because it has a history of net operating losses (“NOLs”). As of December 31, 2012, the Company has recognized net deferred tax benefits in the amount of $2,175,000.  No additional deferred tax benefits were recognized in the first two quarters of 2013.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of NOL carryforwards to offset future taxable income are subject to substantial annual limitations if we experience a cumulative change in ownership as defined by the Code. In general, an ownership change, as defined by the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Onvia’s stock repurchase transaction does not have any impact on Onvia’s cumulative change in ownership (see Note 13 “Stock Repurchase” of the notes to our unaudited condensed consolidated financial statements of this Report).

As of June 30, 2013, Onvia’s federal NOL carryforwards for income tax purposes were approximately $72.7 million.  The federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the federal NOL carryforwards to be utilized to offset future income is 2030.

12.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of June 30, 2013, the stand by letter of credit is secured by a security deposit of $150,000.

13.	Stock Repurchase

On April 2, 2013, Onvia entered into a stock purchase agreement with Symphony Technology Group, LLC and certain of its affiliates (the “Repurchase Stockholders”) to repurchase shares of Onvia’s common stock, par value $0.0001 directly from the Repurchase Stockholders in a private, non-underwritten transaction. Under the terms of the agreement, Onvia has repurchased from the Repurchase Stockholders 1,242,781 shares of common stock at a price of $3.50 per share for a total purchase price of approximately $4.3 million, excluding transaction fees. These shares were repurchased at discount to market price. This transaction does not have any impact on Onvia’s Section 382 tax benefits preservation plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in clients, contracts and contract value, cash flow, profitability and stockholder value and expected stabilization of Annual Contract Value, or ACV. When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends,” “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions, Onvia’s future results of operations, the progress to be made by Onvia’s transformation plan, the amount of cash and cash equivalents held by Onvia after the share repurchase, Onvia’s future financial flexibility and future cash flows and Onvia’s future product and content offerings.  Such statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors, which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report, in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events, except as may be required by law. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

The Company’s procurement solutions include proprietary content and analytical tools that deliver essential insight and intelligence necessary to win more business with state, local and federal governments.  Onvia targets a market of companies that have a long term strategic interest in the public sector, and for which the government market is a core part of their business.  All three sales channels, Small and Medium Business (or SMB), Enterprise, and Content Licensing, focus on this market.  We believe this model will produce higher margins, providing the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

We developed a three-year business transformation plan and product roadmap in 2011 to leverage the Company’s investment in a rich public sector procurement database and execute on a strategy of transitioning the business from a low cost provider of government procurement information targeted at a large market of casual users to a high value and trusted partner to clients with a long-term strategic interest in the public sector.   We achieved the first product milestone to execute this shift in business strategy in February 2012 with the launch of “Onvia 5,” which improved the usability and “find-ability” features of the database.  In July 2012, Onvia launched a new solution, Term Contract Center, to provide clients maximum visibility into over 150,000 recurring contracts.  Term Contract Center helps clients identify which contracts to pursue, including the incumbent vendor and the price the agency has paid for the contract.   In December 2012, we launched the first update to Spending Forecast Center with Project Previews, a data mining tool that helps clients focus on those future business opportunities from budgets and capital improvement plans where they have the greatest probability of winning.  We believe all of these investments are changing Onvia’s value proposition from an aggregator of public procurement documents to a robust, enhanced database of public procurement intelligence.

In 2012, we completed the first phase of the transformation plan evidenced by the stabilization of Annual Contract Value, or ACV, and subscription revenue and we are starting to leverage the foundation we have built over the last two years and grow the business.  In 2013 we are executing four initiatives to grow subscription revenue and Adjusted EBITDA in 2013 compared to 2012.  These four initiatives are:

•	Successfully expand the SMB acquisition sales team by 40%,
•	Maximize contract value growth within the SMB client base,
•	Strengthen the value of our database and continue to add solutions to help customers win more government business,
•	Develop and begin to execute a strategy for Enterprise sales that is scalable for 2014.

We continue to invest in new analytic tools in 2013 and 2014.  In the first quarter of 2013 we launched Onvia 6 with a workflow user interface which is another step in improving the usability of our solutions.  In the second quarter of 2013, we improved the content delivery process and clients now receive over 90% of their actionable content on the same day the content is captured from the original source.  Our broad and deep coverage delivered in nearly real time we believe represents a strong competitive advantage for Onvia in the marketplace.

In the fourth quarter of 2013, we expect to launch Vendor Center, an analytical tool designed to help our customers evaluate competitors and channel partners in the public sector.  This solution represents another important step in our strategy to move from lead distribution into public sector intelligence.

Onvia’s solution includes access to the Onvia Database, Spending Forecast Center, Term Contract Center, and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple elements arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates??for a discussion of how sales price is allocated between the elements in a multiple elements arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

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

The Onvia Solution

Onvia’s solution includes tools to access a database of proprietary public sector information which has been built over more than 11 years, and includes comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our solution provides access to information on over 5.0 million procurement-related records connected to over 400,000 companies from across approximately 86,000 procurement entities nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.

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

Onvia Database is Onvia’s flagship solution which provides rich search functionality on our proprietary analytics platform of local, state and federal government agency purchasing information.  Our solution provides public sector business intelligence to customers across agencies, vendors, projects, and term contracts over a historical, real-time and future spending timeline.

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

Our marketing to our target market improved significantly in 2012.  We re-launched our brand “as intelligence to win more government business” reflecting the future direction of our product roadmap.  We revamped our lead generation program to the point where an increasing portion of SMB sales now come from marketing generated activities such as trade shows, webinars, email campaigns, and white papers.

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

Equally important we continue to invest in our database to build the required foundation to launch several analytical solutions in 2013 and 2014.  All of these investments have started to change our value proposition from an aggregator of public procurement documents to a robust, enhanced database of public procurement intelligence.

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

2013 Initiatives

In 2012 we stabilized the business, and we have identified four initiatives to accelerate growth in subscription revenue and Adjusted EBITDA throughout 2013.   As indicated by first half results, subscription revenue and Adjusted EBITDA are continuing to grow but not as quickly as planned.  We have made adjustments to improve execution and we believe that subscription revenue and Adjusted EBITDA will continue to grow in the second half of 2013.

•
Our first initiative is to successfully expand the SMB acquisition sales team by 40%.  We measure the success of this initiative by improving new client Annual Contract Value per Client, or ACVC, and the growth rate in SMB acquisition sales year over year.  In the first half of 2013, SMB acquisition bookings increased by 19%, however growth slowed to 5% in the second quarter of 2013 compared to the same periods of 2012.  The quality of client acquisitions is improving; new client ACVC increased to $9,042 from $8,585 in the second quarter of 2012, but number of client acquisitions is not scaling as quickly as anticipated.  The rapid investment in SMB acquisition revealed weaknesses in the execution of our go-to-market strategy.  We have taken a number of steps to get this initiative back on track by the end of 2013.

We hired Jennifer Bascom as Vice President of Sales and Marketing.  We believe Ms. Bascom’s 20 years of senior leadership will help us accelerate growth by driving better sales execution, sharing best practices and developing sales talent.  We are refocusing client acquisition efforts on prospects who serve a national market of state and local government customers.  We will adjust our marketing programs to nurture these national prospects to build interest in our solutions with the appropriate decision makers.  We believe that new senior sales leadership, a focus on national prospects and redirecting marketing dollars to a nurture program for these national prospects should increase our growth rate for SMB Acquisition bookings in the second half of 2013.

•
Our second initiative is to maximize growth with our SMB customer base.  We believe that many of our clients do not receive the optimal Onvia solution for their public sector business objectives.  The success of this initiative will be measured by the growth in contract value of existing contracts in 2013 when compared with 2012.  In the second quarter of 2013, the contract value growth rate increased by 8% compared to the same year ago period.

•
Our third initiative is to strengthen the value of our database and add solutions to help our customers win more government business.  In the second quarter of 2013, we improved the content delivery process and clients now receive over 90% of their actionable content on the same day the content is captured from the original source.  We believe our broad and deep coverage delivered in nearly real time represents a strong competitive advantage for Onvia in the marketplace.

In the fourth quarter of 2013, we expect to launch Vendor Center, an analytical tool designed to help our customers evaluate competitors and channel partners in the public sector.  This solution represents another important step in our strategy to move from lead distribution into public sector intelligence.  The success of this initiative will be measured by our ability to deliver the roadmap on schedule and within budget.

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

At the end of the second quarter, Onvia’s total client base decreased 10% to 3,800 clients compared to 4,200 clients in the same year-ago period.  Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at a higher ACVC.  We expect this trend to continue until new client acquisitions and improving retention rates offset client attrition.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

ACV for the second quarter of 2013 increased by 1% to $19.0 million compared to the first quarter of 2013 and increased by 2% compared to the same quarter of the previous year.  Growth in ACV indicates that client retention rates are improving and new client acquisitions are beginning to scale.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC for the second quarter of 2013 grew 2% from the previous quarter, 13% from the same year-ago period, and 29% from the same two year-ago period to an average of $5,002 per client.  Growth in ACVC demonstrates that an increasing number of our clients have a strategic interest in the public sector. Companies within this target market typically have higher ACVC and renew at higher rates, which we believe are key attributes of a profitable long-term client.

Adjusted EBITDA
Adjusted EBITDA is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of the company’s liquidity.  Onvia defines Adjusted EBITDA as net income / (loss) before interest expense and other non-cash financing costs; taxes; depreciation; amortization; and non-cash stock-based compensation.  Other companies (including Onvia’s competitors) may define Adjusted EBITDA differently.  Onvia presents Adjusted EBITDA because it believes Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size. Management also uses this information internally for forecasting and budgeting.  It may not be indicative of the historical operating results of Onvia nor is it intended to be predictive of potential future results.  Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.  See “Reconciliation of GAAP Net (Loss) / Income to Adjusted EBITDA” below for further information on this non-GAAP measure and for a reconciliation of GAAP Net (Loss) / Income to Adjusted EBITDA for the periods indicated.

Onvia, Inc.
Reconciliation of GAAP Net (Loss) / Income to Adjusted EBITDA
(in thousands)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012

GAAP net (loss) / income	$(88)	$(120)	$72	$(208)	$132

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(6)	(9)	(8)	(15)	(24)
Depreciation and amortization	755	760	710	1,515	1,369
Amortization of stock-based compensation	65	73	72	138	92
Adjusted EBITDA	$726	$704	$846	$1,430	$1,569

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

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$5,504	$5,546	$11,002	$11,042

Revenue:
Subscription	88%	85%	87%	85%
Content license	9%	10%	9%	10%
Management information reports	2%	3%	3%	3%
Other	1%	2%	1%	2%
Total revenue	100.0%	100.0%	100.0%	100.0%

In the second quarter of 2013, subscription revenue grew by 3% to $4.8 million over the second quarter of 2012, compared to 1% growth in first quarter of 2013 over the same quarter of 2012. Subscription revenues grew for the second straight quarter primarily due to 2% increase in ACV and we generated our second positive growth rate since early 2010.  The 2013 operating initiatives are intended to drive subscription revenue growth.

Total revenue was flat year over year because growth in subscription revenue was offset by decline in revenue from management information reports in the second quarter of 2013 compared to the prior year.  Report revenue is not expected to increase in the foreseeable future because the content previously delivered as a one-time report is now included in the subscription solutions launched in the second half of 2012.  This is consistent with our objective of driving the majority of our business toward recurring revenue.

Cost of revenue for the three and six months ended June 30, 2013 and June 30, 2012 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended June 30,	$966	$849	$117	14%
Percentage of Revenue	18%	15%
Six months ended June 30,	1,889	1,709	$180	11%
Percentage of Revenue	17%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The increase for the comparable three month periods was primarily due to a $94,000 increase in payroll related costs primarily due to adding an executive position to the team and salary increases and a $25,000 increase in third party content costs primarily due to investment in content for the Vendor Center release planned in October this year, and other individually immaterial changes.

The increase for the comparable six month periods was primarily due to a $174,000 increase in payroll related costs primarily due to adding an executive position to the team and salary increases and a $25,000 increase in third party content costs and other individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2013 and June 30, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended June 30,	$2,688	$2,678	$10	0%
Percentage of Revenue	49%	48%
Six months ended June 30,	5,547	5,425	$122	2%
Percentage of Revenue	50%	49%

The decrease in expenses for the comparable three month periods was due to individually immaterial changes.

The increase in expenses for the comparable six month periods is primarily comprised of $198,000 increase in payroll-related expenses and offset by $97,000 reduction allocated facilities costs and other individually immaterial changes.

Technology and Development

Technology and development expenses for the three and six months ended June 30, 2013 and June 30, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended June 30,	$1,066	$1,070	$(4)	(0%)
Percentage of Revenue	19%	19%
Six months ended June 30,	2,064	2,112	$(48)	(2%)
Percentage of Revenue	19%	19%

Technology and development expenses remained stable for the comparable three months periods.

The decrease in expenses for the comparable six month periods is primarily attributed to a $114,000 decrease in amortization of licensed software and a $64,000 decrease in co-location costs offset by a $105,000 decrease in allocated facilities costs and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2013 and June 30, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended June 30,	$878	$885	$(7)	(1%)
Percentage of Revenue	16%	16%
Six months ended June 30,	1,725	1,688	$37	2%
Percentage of Revenue	16%	15%

The decrease in expenses for the comparable three month periods was due to individually immaterial changes.

The increase in expenses for the comparable six month periods is primarily related to a $71,000 increase in bad debt expenses and a $46,000 increase in payroll related costs offset by a $118,000 decrease in professional services costs due to lower proxy related costs and legal costs in the six months of 2013 and other individually immaterial changes.

Interest and Other Income, Net
Net interest and other income was $6,000 and $15,000 for the three and six months ended June 30, 2013, respectively, compared to $8,000 and $24,000, respectively, for the same periods in 2012. Interest expense is immaterial for the three and six months ended June 30, 2013 and 2012.

Net Income / (Loss) and Net Income / (Loss) per Share
Net loss for the three months and six months ended June 30, 2013 was $88,000 and $208,000, respectively compared to net income of $72,000 and $132,000, respectively, for the same periods in 2012.   On a diluted per share basis, net loss was $0.01 and $0.03 for the three and six months ended June 30, 2013, respectively compared to net income of $0.01for the three and six months ended June 30, 2012.

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

We periodically evaluate our long-lived assets for impairment. An impairment loss is required to be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three months ended June 30, 2013 or 2012.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $7.8 million at June 30, 2013.  At June 30, 2013 we held $5.9 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2012 to June 30, 2013, our cash, cash equivalents and short-term investments decreased by $4.5 million for the reasons described below under operating, investing and financing activities.

On April 2, 2013, we repurchased 1.2 million shares of our outstanding common stock from a third party at $3.50 per share as described in the Note 13 “Stock Repurchase” of the notes to our unaudited condensed consolidated financial statements of this Report.  Cash on hand was reduced by $4.3 million to $8.1 million.  We believe that the remaining cash balance is adequate to fund operations until Adjusted EBITDA and free cash flow accelerate in the future.

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

Operating Activities
Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2013, compared to $1.3 million in the same period in the prior year. The increase in operating cash flow is due primarily to the decrease in unearned revenue and deferred rent partially offset by a decrease in net income and all other cash from operations activities.

Investing Activities
Net cash provided by investing activities was $887,000 in the six months ended June 30, 2013, compared to $1.2 million of net cash used in investing activities in the same period in 2012.  The increase of $2.1 million in cash provided is attributable to a $3.2 million reduction in purchases of investments and an $608,000 increase in sales of investments, offset by a decrease of $662,000 in additions to property and equipment and internal use software and a $793,000 decrease in maturities of investments.  In addition, there was an increase of our security deposit for the lease of our corporate headquarters.

Financing Activities
Net cash used in financing activities was $4.5 million in the six months ended June 30, 2013, compared to $35,000 of net cash provided by financing activities in the same period of 2012.  The decrease in cash used in financing activities is due to $4.4 million of stock repurchase and $177,000 increase in principal payments on capital lease offset by a $41,000 increase in proceeds from stock options exercises.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2013.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2013 was as follows:

Period	Total Number of Shares Repurchased	Averge Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 2, 2013 (1)	1,242,781	$3.50	1,242,781
Total	1,242,781		1,242,781

(1) On April 2, 2013, we repurchased 1,242,781 shares of our outstanding common stock from a third party at $3.50 per share as described in the Note 13 “Stock Repurchase” of the notes to our unaudited condensed consolidated financial statements of this Report.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

10.1	First Amendment to Lease, dated as of April 4, 2013, by and between Onvia, Inc. and GRE 509 Olive LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on April 4, 2013)

10.2
Stock Purchase Agreement, dated as of April 2, 2013, by and among Onvia, Inc., Symphony Technology Group, LLC and certain affiliates of Symphony Technology Group, LLC. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on April 2, 2013)

23.1++	Concent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in XBRL: (i) the  Audited Condensed Consolidated Balance Sheets, (ii) the Audited Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Audited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Audited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date:  August 14, 2013