Form 10-Q
period 2013-09-30
ONVIA INC
filed 2013-11-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

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

Common stock, par value $.0001 per share: 7,329,405 shares outstanding as of October 31, 2013.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,640	$3,888
Short-term investments, available-for-sale	6,143	8,435
Accounts receivable, net of allowance for doubtful accounts of $25 and $42	1,156	1,278
Prepaid expenses and other current assets	486	581

Total current assets	9,425	14,182

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,775	1,729
Internal use software, net of accumulated amortization	5,483	5,540
Long-term investments	90	-
Deferred tax assets, net of current portion	2,175	2,175
Other long-term assets	152	92

Total long term assets	9,675	9,536

TOTAL ASSETS	$19,100	$23,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$758	$855
Accrued expenses	785	823
Unearned revenue, current portion	7,663	7,535
Other current liabilities	325	631

Total current liabilities	9,531	9,844

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	757	728
Deferred rent, net of current portion	597	394
Other long-term liabilities	104	242

Total long term liabilities	1,458	1,364

TOTAL LIABILITIES	10,989	11,208

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,572,212 and 8,528,307 shares issued; and 7,329,405 and 8,528,281 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 26 shares	(4,398)	-
Additional paid in capital	353,382	353,077
Accumulated other comprehensive gain	1	1
Accumulated deficit	(340,875)	(340,569)

Total stockholders’ equity	8,111	12,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,100	$23,718

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$4,831	$4,692	$14,409	$14,089
Content license	462	504	1,461	1,594
Management information reports	76	154	348	495
Other	73	69	226	283

Total revenue	5,442	5,419	16,444	16,461

Cost of revenue (exclusive of depreciation and amortization included below)	961	899	2,850	2,608

Gross margin	4,481	4,520	13,594	13,853

Operating expenses:
Sales and marketing	2,822	2,666	8,369	8,091
Technology and development	975	1,068	3,039	3,180
General and administrative	785	746	2,510	2,434

Total operating expenses	4,582	4,480	13,918	13,705

(Loss) / Income from operations	(101)	40	(324)	148

Interest and other income, net	3	9	18	33

Net (loss) / income	$(98)	$49	$(306)	$181

Unrealized gain / (loss) on available-for-sale securities	1	-	(1)	-

Comprehensive (loss) / income	$(97)	$49	$(307)	$181

Basic net (loss) / income per common share	$(0.01)	$0.01	$(0.04)	$0.02

Diluted net (loss) / income per common share	$(0.01)	$0.01	$(0.04)	$0.02

Basic weighted average shares outstanding	7,329	8,524	7,746	8,516

Diluted weighted average shares outstanding	7,329	8,869	7,746	8,855

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(306)	$181
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	2,272	2,098
Idle lease accrual	(74)	(52)
Stock-based compensation	204	165
Change in operating assets and liabilities:
Accounts receivable	122	(177)
Prepaid expenses and other assets	95	91
Accounts payable	(92)	121
Accrued expenses	13	(38)
Unearned revenue	157	(234)
Deferred rent	61	(109)

Net cash provided by operating activities	2,452	2,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(650)	(258)
Additions to internal use software	(1,605)	(910)
Purchases of investments	(8,390)	(11,665)
Sales of investments	3,256	2,273
Maturities of investments	7,425	8,364
Return of security deposits	(150)	45

Net cash used in investing activities	(114)	(2,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(288)	(72)
Repurchase of stock	(4,398)	-
Proceeds from exercise of stock options	100	59

Net cash used in financing activities	(4,586)	(13)

Net decrease in cash and cash equivalents	(2,248)	(118)

Cash and cash equivalents, beginning of period	3,888	3,378

Cash and cash equivalents, end of period	$1,640	$3,260

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$(1)	$-
Purchases under capital lease obligations	(122)	(120)
Property and equipment additions in accounts payable	(34)	(75)
Internal use software additions in accounts payable	(240)	(182)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (unaudited; in thousands, except share data)

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2013	8,528,281	$1	26	$-	$353,077	$1	$(340,569)	$12,510
Exercise of stock options	40,648	-			90			90
Purchases under Employee Stock Purchase Plan	3,257	-			11			11
Stock repurchase	(1,242,781)	-	1,242,781	(4,398)				(4,398)
Stock-based compensation					204			204
Unrealized loss on available-for-sale investments								-
Net loss	-	-	-	-	-	-	(306)	(306)
BALANCE, September 30, 2013	7,329,405	$1	1,242,807	$(4,398)	$353,382	$1	$(340,875)	$8,111

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three and nine month periods ended September 30, 2013 or 2012.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Annual Report”).

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

New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits ("UTB"s) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU No. 2013-11 is effective for Onvia beginning in the first quarter of 2014, and we do not expect that it will have a material impact on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance to us.

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

3.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$2	$1	$6	$1
Sales and marketing	16	10	34	(15)
Technology and development	5	14	30	39
General and administrative	43	47	134	139

Total stock-based compensation	$66	$72	$204	$164

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

Valuation Assumptions

Stock Options
Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in each respective period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	*	2013	2012
Risk-free interest rate	1.84%	N/A		1.17%	1.05%
Expected volatility	52%	N/A		52%	51%
Expected dividends	0%	N/A		0%	0%
Expected life (in years)	5.7	N/A		5.4	4.6

*There were no option grants during the three months ended September 30, 2012.

Employee Stock Purchase Plan (“ESPP”)
The fair value of each employee purchase under Onvia’s ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for the purchase periods beginning during the three and nine months ended September 30, 2013 and 2012.

	Three and Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	0.08%	0.15%
Expected volatility	29%	53%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Stock Option Activity
The following table summarizes stock option activity under Onvia’s equity incentive plan for the three and nine months ended September 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2013	1,097,236	$4.58
Options granted	80,000	3.56
Options exercised	(53,829)	2.56
Options forfeited and cancelled	(29,925)	3.54
Total options outstanding at March 31, 2013	1,093,482	$4.63

Options granted	6,000	4.60
Options exercised	(2,666)	4.40
Options forfeited and cancelled	(10,007)	3.69
Total options outstanding at June 30, 2013	1,086,809	$4.65

Options granted	25,000	5.26
Options exercised	-	-
Options forfeited and cancelled	(7,307)	3.01
Total options outstanding at September 30, 2013	1,104,502	$4.67

Options exercisable at September 30, 2013	721,882	$5.26	4.28	$575,609
Options vested and expected to vest at September 30, 2013	1,076,270	$4.70	5.60	$1,131,640

 (1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $5.00 at September 30, 2013 for options that were in-the-money at September 30, 2013.  The number of in-the-money options outstanding and exercisable at September 30, 2013 was 689,818 and 347,731, respectively.

The weighted average grant date fair value of options granted during the nine month periods ended September 30, 2013 and 2012 was $1.87 and $1.32 per option, respectively. The weighted average grant date fair value of options granted during the three months ended September 30, 2013 was $2.58.  No options were granted during the three months ended September 30, 2012.

As of September 30, 2013, there was approximately $275,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.47 years.

During the nine months ended September 30, 2013, approximately $100,000 was received for exercises of stock options and purchases under the employee stock purchase plan, compared to $59,000 for the same periods of 2012.

Restricted Stock Units
The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the nine months ended September 30, 2013:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2013	13,954	$4.12
Granted	-	-
Vested	-	-
Forfeited / Expired	-	-
Non-vested balance at September 30, 2013	13,954	$4.12

RSUs granted during the first quarter of 2011 were valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011 no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and therefore these RSU’s will fully vest over three years on December 31, 2013.  As of September 30, 2013 there was $5,000 of total unrecognized compensation cost related to non-vested RSU’s and remaining unrecognized compensation cost associated with these RSUs is expected to be recognized over a weighted average period of 0.25 years.

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

The following table sets forth the computation of basic and diluted net income or loss per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) / income	$(98)	$49	$(306)	$181

Shares used to compute basic net (loss) / income per share	7,329	8,524	7,746	8,516
Dilutive potential common shares:
Stock options	-	345	-	339
Shares used to compute diluted net (loss) / income per share	7,329	8,869	7,746	8,855
Basic net (loss) / income per share	$(0.01)	$0.01	$(0.04)	$0.02
Diluted net (loss) / income per share	$(0.01)	$0.01	$(0.04)	$0.02

For the three months ended September 30, 2013, approximately 404,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $5.00, were not included in the calculation because the effect would have been anti-dilutive.  For the nine months ended September 30, 2013, approximately 470,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

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

Onvia classifies short-term investments in debt securities as available-for-sale at September 30, 2013, stated at fair value as summarized in the following table (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$3,012	$1	$-	$3,013
Certificates of Deposit (1)	3,130	-	-	3,130
	$6,142	$1	$-	$6,143

(1) We evaluated certificates of deposits held as of September 30, 2013 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, short-term investments classified as available-for-sale at September 30, 2013, stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2013
	Level 1	Level 2	Level 3	Balance as of September 30, 2012

U.S. Government backed securities	$-	$3,013	$-	$3,013
Certificates of Deposit	-	3,130	-	3,130
	$-	$6,143	$-	$6,143

There were no transfers in or out of Level 1 or Level 2 investments during the first nine months of 2013, and there was no activity in Level 3 fair value measurements during that period.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid expenses	$429	$529
Interest receivable	25	36
Other receivables	32	16
	$486	$581

7.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Computer equipment	$3,692	$3,981
Software	1,815	1,694
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	6,497	6,665

Less accumulated depreciation and amortization	(4,722)	(4,936)

Net book value	$1,775	$1,729

During the first nine months of 2013, Onvia disposed of fully depreciated computer equipment valued at $769,000. During the first nine months of 2012, Onvia disposed of fully depreciated computer equipment valued at $319,000 and $5,000 of fully depreciated software.

Depreciation expense was $190,000 and $556,000 for the three and nine months ended September 30, 2013, respectively, compared to $188,000 and $567,000, respectively, for the same periods of 2012.

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

Onvia evaluates on annual basis the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the nine months ended September 30, 2013 and September 30, 2012.

The following table presents a roll-forward of capitalized internal use software for the nine months ended September 30, 2013 (in thousands):

	Balance at December 31, 2012	Additions	Balance at September 30, 2013
Capitalized Internal Use Software	$12,905	$1,660	$14,565
Accumulated amortization	(7,365)	(1,717)	(9,082)
	$5,540	$(57)	$5,483

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Payroll and related liabilities	$620	$587
Taxes payable and other	165	236
	$785	$823

Other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Idle lease accrual, current portion	$-	$21
Obligations under capital leases, current portion	41	94
Deferred rent, current portion	32	174
Other current liabilities	252	342
	$325	$631

10.	Commitments and Contingencies

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

As of September 30, 2013, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2013	$196	$4	$200
2014	740	11	751
2015	760	-	760
2016 and thereafter	4,727	-	4,727
	$6,423	$15	$6,438

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

Purchase Obligations

2013	$683
2014	480
2015	330
2016	221
$1,714

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

Onvia has recorded a valuation allowance for the majority of its net deferred tax assets because it has a history of net operating losses (“NOLs”). As of December 31, 2012, Onvia has recognized net deferred tax benefits in the amount of $2,175,000.  No additional deferred tax benefits were recognized in the first three quarters of 2013.  Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of September 30, 2013, Onvia’s federal NOL carryforwards for income tax purposes were approximately $72.6 million.  The federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code.  If not utilized, the federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the federal NOL carryforwards to be utilized to offset future income is 2030.

12.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of September 30, 2013, the stand by letter of credit is secured by a security deposit of $150,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to historical information, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “anticipates,” “should,” “expects,” “plans,” “intends,” “indicates” and similar expressions identify forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our future results of operations, the progress to be made on the 2013 initiatives, Onvia’s future financial flexibility and future cash flows and Onvia’s future product and content offerings.  Such statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors, which may cause actual events to be materially different from those expressed or implied by such forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: Onvia’s “targeted accounts” strategy may fail to increase contract value of new customers; Onvia’s investment in sales and marketing may fail to improve sales penetration and client retention rates; Onvia’s new product releases may fail to improve sales penetration and client retention rates; client adoption of Onvia’s enterprise solutions may be slower than expected; identifying partners to distribute Onvia’s content may be slower than expected; and Onvia’s technology may fail to handle the increased demands on its infrastructure caused by increasing network traffic and the volume of aggregated data.

Additional information on factors that may impact these forward-looking statements can be found under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report, in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly report on Form 10-Q for the quarter ended June 30, 2013.  Onvia assumes no obligation to update forward-looking statements as a result of new information or future events or developments, except as may be required by law.  The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

The Company’s procurement solutions include proprietary content and analytical tools that deliver essential insight and intelligence necessary to win more business with state, local and federal governments.  Onvia targets a market of companies that have a long-term strategic interest in the public sector, and for which the government market is a core part of their business.  All three sales channels, Small and Medium Business (or “SMB”), Enterprise, and Content Licensing, focus on this market.  We believe this model will produce higher margins, providing the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

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

In 2012, we completed the first phase of the transformation plan evidenced by the stabilization of Annual Contract Value, or ACV, and subscription revenue and we are starting to leverage the foundation we have built over the last two years and grow the business.  In 2013 we are executing four initiatives intended to grow subscription revenue and Adjusted EBITDA in 2013 compared to 2012.  These four initiatives are:

•	Successfully expand the SMB acquisition sales team by 40%;
•	Maximize contract value growth within the SMB client base;
•	Strengthen the value of our database and continue to add solutions to help customers win more government business; and
•	Develop and begin to execute a strategy for Enterprise sales that is scalable for 2014.

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

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to win more government business.  We intend to achieve this mission by delivering exceptional solutions that offer our clients significant value in defining and targeting their public sector market, identifying current and future public sector business opportunities, intelligently pricing their products in the competitive public sector market, and developing strategic relationships and partners required of a successful public sector strategy.  If we are able to effectively achieve this mission, we believe we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

·
Target the right customer for Onvia, those companies with long term strategic interest in the public sector. We will focus our sales and marketing efforts on the prospects that fit the profile of our most valuable clients with highest contract value.  We believe that companies in high growth industries that do business across a complex and geographically diverse marketplace derive the most value from Onvia’s solutions, and have the highest contract value and the highest client retention.  We believe, these companies will also have the greatest need for the new market intelligence solutions we are planning as part of our future product roadmap.  Using our own database we identified companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government.  If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.

Our business solutions support the largest industry verticals, with a focus on the infrastructure verticals, which include:

o	Architecture and Engineering
o	Building Supplies
o	Financial and Professional Services
o	IT / Telecommunications
o	Operations and Maintenance Services
o	Transportation
o	Healthcare
o	Water and Energy / Alternative Energy

In 2012 we re-launched our brand as “intelligence to win more government business” reflecting the future direction of our product roadmap.  We revamped our lead generation program to the point where an increasing portion of SMB sales now come from marketing generated activities such as trade shows, webinars, email campaigns, and white papers.

·
Enhance our value proposition to our target customer: Historically, our clients have used Onvia for public sector sales lead notification.  While leads will continue to be a major part of our value proposition, our product roadmap is designed to transform Onvia into a technology enabled business intelligence provider that helps clients win more government business.  Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our clients.  These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  We utilize a Customer Advisory Board of ten of our largest clients to provide feedback on the strategic direction of our product roadmap.  We also reach out to our clients with quarterly surveys, and obtain their feedback on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our clients, we believe we can deliver strategic products that offer our clients significant value in maximizing their business in the public sector market.

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

2013 Initiatives

In 2012 we stabilized the business, and we have identified four initiatives to accelerate growth in subscription revenue and Adjusted EBITDA throughout 2013.   As indicated by first nine months results, subscription revenue and Adjusted EBITDA are not growing as quickly as planned. We have made adjustments to improve execution and we believe that Onvia is still well positioned for growth.

•
Our first initiative is to successfully expand the SMB acquisition is behind the plan but results have improved due to the corrective actions taken during the quarter.  We measure the success of this initiative by improving new client Annual Contract Value per Client, or ACVC, and the growth rate in SMB acquisition sales year over year.  SMB acquisition bookings for the nine months of 2013 increased 24% over the same period last year, and third quarter bookings grew 35% over the same period of the last year, compared to 5% growth reported last quarter.  New client ACVC increased to $10,405 from $8,862 in the third quarter of 2012.  Third quarter 2013 ACVC included one significant new acquisition, and ACVC adjusted to exclude this contract still increased by 12% to over $9,900.

•
Our second initiative is to maximize growth with our SMB customer base and ensure that clients receive the optimal Onvia solution for their public sector objectives.  The success of this initiative will be measured by the growth in contract value of existing contracts in 2013 when compared with 2012.  In the third quarter of 2013, the contract value growth rate declined by 10% compared to the same year ago period.

•
Our third initiative is to strengthen the value of the database and continue to add solutions to help clients win more government business.  In the fourth quarter of 2013, we plan to launch Vendor Center which provides strategic intelligence on companies that do business with state and local governments.  Clients will be able to identify, track and benchmark competitors and potential partners to inform strategic decision making.  Vendor Center represents an important step in our strategy to move from lead distribution into public sector market intelligence and analysis. The success of this initiative will be measured by our ability to increase the contract value of both new and existing clients demonstrating the additional value we deliver to a strategic client.

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

Prior to 2011, our target market was extremely broad, and we acquired a large number of non-strategic clients that were not adequately profitable.  We no longer invest in acquiring non-strategic clients, and our client base has declined as a result of this decision to transition to our more profitable target market.

We manage the business using the following key client metrics:

Annual Contract Value, or ACV
Annual contract value is the aggregate annual revenue value of our client base.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. Content license contracts are excluded from ACV.

ACV for the third quarter of 2013 increased by 1% to $19.1 million compared to the second quarter of 2013 and increased by 3% compared to the same quarter of the previous year.  Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

At the end of the third quarter, Onvia’s total client base decreased 9% to 3,700 clients compared to 4,050 clients in the same year-ago period.  Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at a higher ACVC.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the annual contract value divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC for the third quarter of 2013 grew 3% from the previous quarter, 12% from the same year-ago period, and 28% from the same two year-ago period to an average of $5,156 per client.  Growth in ACVC demonstrates that an increasing number of our clients have a strategic interest in the public sector.  Companies within this target market historically have higher ACVC and renew at higher rates, which we believe are key attributes of a profitable long-term client.

Adjusted EBITDA
Adjusted EBITDA is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of the company’s liquidity.  Onvia defines Adjusted EBITDA as net income / (loss) before interest expense and other non-cash financing costs; taxes; depreciation; amortization; and non-cash stock-based compensation.  Other companies (including Onvia’s competitors) may define Adjusted EBITDA differently.  Onvia presents Adjusted EBITDA because it believes Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size. Management also uses this information internally for forecasting and budgeting.  It may not be indicative of the historical operating results of Onvia nor is it intended to be predictive of potential future results.  Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.  The following table provides a reconciliation of GAAP Net (Loss) / Income to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012

GAAP net (loss) / income	$(98)	$(88)	$49	$(306)	$181

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(3)	(6)	(9)	(18)	(33)
Depreciation and amortization	757	755	729	2,272	2,098
Amortization of stock-based compensation	66	65	73	204	165
Adjusted EBITDA	$722	$726	$842	$2,152	$2,411

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

Results of Operations for the Three and Nine months ended September 30, 2013 Compared to the Three and Nine months ended September 30, 2012

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$5,442	$5,419	$16,444	$16,461

Revenue:
Subscription	89%	87%	88%	86%
Content license	9%	9%	9%	9%
Management information reports	1%	3%	2%	3%
Other	1%	1%	1%	2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Total revenue was flat at $5.4 million as a result of lower revenue from management information reports compared to third quarter of 2012.  Report revenue is not expected to increase in the foreseeable future because the content previously delivered as a one-time report is now included in the subscription solutions launched in the second half of 2012.  This is consistent with our objective of driving the majority of our business toward recurring revenue.

In the third quarter of 2013, subscription revenue grew by 3% to $4.8 million over the third quarter of 2012, and consistent with the second quarter of 2013 growth rate over the same quarter of 2012.  The 2013 operating initiatives are intended to drive subscription revenue growth.

Cost of revenue for the three and nine months ended September 30, 2013 and September 30, 2012 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended September 30,	$961	$899	$62	7%
Percentage of Revenue	18%	17%
Nine months ended September 30,	2,850	2,608	$242	9%
Percentage of Revenue	17%	16%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The increase for the comparable three month periods was primarily due to a $43,000 increase in payroll-related costs due to adding an executive position to the team and salary increases and a $40,000 increase in third party content costs offset by other individually immaterial changes.

The increase for the comparable nine month periods was primarily due to a $216,000 increase in payroll related costs primarily due to adding an executive position to the team and salary increases and a $66,000 increase in third party content costs due to investment in content for the Vendor Center release offset by other individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2013 and September 30, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended September 30,	$2,822	$2,666	$156	6%
Percentage of Revenue	52%	49%
Nine months ended September 30,	8,369	8,091	$278	3%
Percentage of Revenue	51%	49%

The increase in expenses for the comparable three month periods was primarily due to a $170,000 increase in payroll-related expenses as a result of the 40% increase in the SMB Acquisition sales force and other individually immaterial changes.

The increase in expenses for the comparable nine month periods is primarily comprised of $353,000 increase in payroll-related expenses due to increased headcount, $165,000 increase in allocated capitalized internal software costs, $96,000 increase in amortization expenses, and other individually immaterial changes.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2013 and September 30, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended September 30,	$975	$1,068	$(93)	(9%)
Percentage of Revenue	18%	20%
Nine months ended September 30,	3,039	3,180	$(141)	(4%)
Percentage of Revenue	18%	19%

The decrease in expenses for the comparable three month periods was primarily due to a $50,000 decrease in amortization of licensed software, a $31,000 decrease in co-location costs and other individually immaterial changes.

The decrease in expenses for the comparable nine month periods is primarily attributed to a $163,000 decrease in amortization of licensed software and a $95,000 decrease in co-location costs offset by a $141,000 decrease in allocated facilities costs and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2013 and September 30, 2012 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Three months ended September 30,	$785	$746	$39	5%
Percentage of Revenue	14%	14%
Nine months ended September 30,	2,510	2,434	$76	3%
Percentage of Revenue	15%	15%

The increase in expenses for the comparable three month periods was due to individually immaterial changes.

The increase in expenses for the comparable nine month periods is primarily related to a $67,000 increase in bad debt expenses including one significant contract default, a $37,000 increase in recruiting costs and other individually immaterial changes. These increases were offset by a $114,000 decrease in professional services costs due to lower proxy-related costs and legal costs in the nine months of 2013.

Interest and Other Income, Net
Net interest and other income was $3,000 and $18,000 for the three and nine months ended September 30, 2013, respectively, compared to $9,000 and $33,000, respectively, for the same periods in 2012. Interest expense is immaterial for the three and nine months ended September 30, 2013 and 2012.

Net Income / (Loss) and Net Income / (Loss) per Share
Net loss for the three months and nine months ended September 30, 2013 was $98,000 and $306,000, respectively compared to net income of $49,000 and $181,000, respectively, for the same periods in 2012.   On a diluted per share basis, net loss was $0.01 and $0.04 for the three and nine months ended September 30, 2013, respectively compared to net income of $0.01and $0.02 for the three and nine months ended September 30, 2012.

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

We periodically evaluate our long-lived assets for impairment. An impairment loss is required to be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of our long-lived assets might be impaired, we will analyze the estimated undiscounted future cash flows to be generated from the applicable asset and will record an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.  No property and equipment was impaired during the three months ended September 30, 2013 or 2012.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $7.8 million at September 30, 2013.  At September 30, 2013 we held $6.1 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2012 to September 30, 2013, our cash, cash equivalents and short-term investments decreased by $4.5 million for the reasons described below under operating, investing and financing activities.

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

Operating Activities
Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2013, compared to $2.0 million in the same period in the prior year. The increase in operating cash flow is due primarily to the increase in unearned revenue, accounts receivables and deferred rent offset by a decrease in net income and all other cash from operations activities.

Investing Activities
Net cash used in investing activities was $114,000 in the nine months ended September 30, 2013, compared to $2.1 million in the same period in 2012.  The decrease of $2.0 million in cash used is attributable to a $3.3 million reduction in purchases of investments, $939,000 decrease in maturities of investments and $195,000 decrease in our security deposit for the lease of our corporate headquarters. These decreases were offset by a $983,000 increase in sales of investments and a $1.1 million increase in additions to property and equipment and internal use software.

Financing Activities
Net cash used in financing activities was $4.6 million in the nine months ended September 30, 2013, compared to $13,000 in the same period of 2012.  The increase in cash used in financing activities is due to $4.4 million of stock repurchase and $216,000 increase in principal payments on capital lease offset by a $41,000 increase in proceeds from stock options exercises.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2013.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial information from Onvia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL: (i) the  Audited Condensed Consolidated Balance Sheets, (ii) the Audited Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Audited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Audited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date:  November 14, 2013