Form 10-K
period 2013-12-31
ONVIA INC
filed 2014-03-28
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2013, as reported on the NASDAQ Capital Market, was $23,031,575.

The number of shares of the registrant’s common stock outstanding at March 1, 2014 was 7,356,189.

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2013

PART I

CAUTIONARY STATEMENT

In addition to the historical information contained herein, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expected increases in revenue, clients, contracts and contract value, cash flow, profitability and stockholder value.  When used in this discussion, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “intends”, “indicates” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not a forward-looking statement.  Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and are subject to risks and uncertainties that could cause actual results to differ materially from those expected or implied by these forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  Except as required by law, Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events.  Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto included in this report.

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

The Company’s procurement solutions include proprietary content and analytical tools that deliver essential insight and intelligence necessary to win more business with state, local and federal governments.  Onvia targets companies that operate regionally or nationally, have a long-term strategic interest in the public sector and focus primarily on the decentralized State, Local and Education (SLED) market.  We believe this model will produce higher margins, providing the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

In 2011, we entered the second phase of business transformation plan and intended to leverage the Company’s investment in a rich public sector procurement database.  Over the last three years we have repositioned Onvia’s value proposition from an aggregator of public procurement documents to a provider of comprehensive public sector business intelligence and rebuilt the foundation of the business which we believe is now positioned to generate accelerating subscription revenue and Adjusted EBITDA (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information regarding Adjusted EBITDA).

In 2012 we executed a number of initiatives in Phase I of the transition plan intended to stabilize the business.

•	In February 2012, we launched “Onvia 5,” which improved the usability and “find-ability” features of the database. Onvia 5 was the first release intended to help stabilize the business.
•
In July 2012, Onvia launched a new solution, Term Contract Center, designed to provide clients maximum visibility into over 150,000 recurring contracts.  Term Contract Center helps clients identify which contracts to pursue, including the incumbent vendor and the price the agency has paid for the contract.

•
In December 2012, we launched the first update to Spending Forecast Center with Project Previews, a data mining tool that helps clients focus on those future business opportunities from budgets and capital improvement plans where they have the greatest probability of winning.

In 2012, we completed the first phase of the transformation plan evidenced by the stabilization of Annual Contract Value (or “ACV”) and subscription revenue.  In 2013, we entered phase II of the transformation plan intended to accelerate growth in subscription revenue and Adjusted EBITDA, with the following results:

•	New client bookings increased by 28% in 2013 compared to 2012, but slower than originally planned.
•	New client Annual Contract Value per Customer (or “ACVC”) increased to $13,599 in 2013 up from $8,891 in 2012, an increase of 53%.
•	ACVC from existing clients grew by 20% over 2012.
•	In the first quarter we launched Onvia 6 which included solution based workflows to help clients more effectively and efficiently access relevant content.
•	In the third quarter, we separated content production from the publishing system and we now deliver 90% of content on the same day as we capture it from the original source.
•
In the fourth quarter, we launched Vendor Center which provides strategic intelligence on companies that do business with state and local governments.  Our clients can now identify, track and benchmark competitors and potential partners in a single solution.

We implemented adjustments to our go-to-market strategy beginning in the fourth quarter of 2013:

•	We tightened our target market and now focus on companies that do business regionally or nationally.
•
The Enterprise and Small/Medium Business (SMB) sales forces were merged into one sales organization, separated by function, not by client segment.  The Business Development organization focuses on new client acquisition, and the Client Success organization is responsible for the renewal and expansion of existing subscription contracts.

•	Within the Client Success organization, we separated responsibility for client service from contract cross-sell/upsell intended to provide more focus on the client and their business objectives.
•	We created a first year client team exclusively responsible for the consistent onboarding of new clients, intended to improve first year retention rates.

In 2014, we are executing four initiatives intended to build on results achieved in the fourth quarter of 2013 and further accelerate subscription revenue and Adjusted EBTIDA.  These four initiatives are:

1.	Accelerate new client acquisition within the newly defined target market.
2.	Improve first year client retention and renew our best tenured, long term clients.
3.	Maximize growth within our existing client base.
4.	Continue to drive enhancements to our existing platform and to innovate new solutions that make Onvia a strategic business partner with its clients.

The Onvia solution includes access to the Onvia Database, Spending Forecast Center, Term Contract Center, Vendor Center and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple elements arrangements.  Refer to the discussions below under “Products and Services” for a description of these products and services, and under “Critical Accounting Policies and Management Estimates” for a discussion of how sales price is allocated between the elements in a multiple elements arrangement and how revenue is recognized on each element.  Subscriptions to the Onvia Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are generally priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

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

The procurement capture process is complicated and comprised of multiple elements and information types.   Businesses must evaluate a variety of different sources of procurement information and activities to understand their individual markets and to make strategic decisions.  These data types include:

●	Annual Budgets	●	Bidders Lists
●	Capital Improvement Plans	●	Bid Results
●	Requests for Quotes	●	Awards
●	Requests for Proposals	●	Advance Notices
●	Amendments	●	Subcontractor Solicitations
●	Term contracts	●	Other trigger events, such as City Council Minutes
●	Plan holders Lists

The aggregation of these public procurement events provides little value.  This data must be normalized, enhanced, structured and classified to become business intelligence to help companies approach the public sector market strategically with the goal of winning more government business.

We have spent the last two years enhancing the public procurement database.  We believe the combination of this database and the new analytical tools we plan to release to the market over the next two years will position Onvia as the preferred business intelligence provider for those companies that have a strategic long-term interest in the public sector market.

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

•	Bid Results and Awards Information – notifies businesses of awarded bids, providing information for use in their own sales and marketing activities;
•	Grants – supplies federal grant information critical to businesses tracking or applying for publicly-funded projects; and
•	Project Previews – proprietary summaries of future infrastructure and technology investments excerpted from a constantly updated library of capital improvement plans and agency budgets.

The database can be analyzed using many different search filters including:

●	Industry Vertical	●	Level of Government
●	State	●	Agency Function
●	Publication Date	●	Set Aside Requirements
●	Submittal Date	●	Awarded Contract Value
●	Procurement Type

Our database includes many important data fields to further qualify opportunities as available, including:

●	Request for Proposal/Bid Information		●	Award Information
	m	Document title and extract		m	Awarded vendors
	m	Publication date		m	Contract value
	m	Pre-bid meeting date	●	Buyer Information
	m	Submittal date		m	Buyer name
	m	Product documents		m	Buyer address
	m	Contract term		m	Buyer email
	m	NIGP code		m	Buyer phone number
	m	Plan price		m	Buyer fax number
●	Planholders/Bidders lists		●	Capital Plans and Budgets
	m	Vendor name		m	Project previews
	m	Vendor address	●	Term Contract Information
	m	Contact name and title		m	Awarded vendor
	m	Contact email		m	Contract amount
●	Agency Information			m	Contract term
	m	Agency name		m	Contract start and end date
	m	Agency function	●	Vendor Information
	m	Agency bid number		m	Last 3 years of award and bidding activity
	m	Address
	m	Phone number
	m	Website link

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

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to win more government business.  We intend to achieve this mission by delivering exceptional solutions that offer our clients significant value in defining and targeting their public sector market, identifying current and future public sector business opportunities, intelligently pricing their products in the competitive public sector market, and developing strategic relationships and partners required of a successful public sector strategy.  If we are able to effectively achieve this mission, we believe we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

•
Target the right customer for Onvia, those companies with long- term strategic interest in the public sector.  We focus sales and marketing efforts on the prospects that fit the profile of our most valuable clients with highest contract value and retention rates.  We believe that companies in high growth industries that do business across a complex and geographically diverse marketplace derive the most value from Onvia’s solutions.  We believe these companies have the greatest need for the new market intelligence solutions we planned as part of our future product roadmap.  Using our own proprietary data we identified companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government.  If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.

Our business solutions support companies that operate regionally or nationally in the largest, high growth industry verticals:

m	Infrastructure
▪	Architectural and Engineering Services
▪	Building Supplies
▪	Energy
▪	Operations and Maintenance Services
▪	Transportation Equipment
▪	Water and Energy/Alternative Energy
m	Technology
▪	IT
▪	Telecommunications
m	Business and Consulting Services
▪	Financial Services and Insurance
▪	Healthcare and Medical Equipment
▪	Office Supplies

•
Enhance our value proposition to our target customer:  Historically, our clients have used Onvia for public sector sales lead notification.  In 2012 and 2013 we strengthened our content capture processes which improved the timeliness and completeness of our data.  We shrank the gaps in the editorial policy and clients now have a clearer expectation of the coverage they can expect from Onvia.  Onvia 6 improved the usability of our leads solutions to connect clients with the right content more effectively.   The introduction of Term Contract Center (July 2012) and Project Previews to Spending Forecast Center (December 2012) expanded our sales lead notification from current leads (bids and RFPs) to near term leads (term contracts) to longer term leads (project previews) giving our clients a more comprehensive public sector lead offering.

Leads will continue to be a major part of our value proposition, but product roadmap is designed to transform Onvia into a technology enabled business intelligence provider that helps clients win more government business.  Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our clients.  These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  We utilize a Customer Advisory Board consisting of ten of our largest clients to provide feedback on the strategic direction of our product roadmap.  We also reach out to clients with quarterly surveys, and obtain their feedback on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our clients, we believe we can deliver strategic products that offer our clients significant value in maximizing their business in the public sector market.

In December 2013, we launched Vendor Center which provides strategic intelligence on companies that do business with state and local governments.  Our clients can now identify, track and benchmark competitors and potential partners in a single solution. This solution represents another important step in our strategy to move from lead distribution into public sector business intelligence.

•
Use consultative selling as our “go to market” strategy: We market to a targeted universe of companies that have a strategic, long term interest in the public sector.  Our sales organization is organized around three high growth industry market sectors: Infrastructure, Information Technology, and Business Services.  A central part of our value proposition is the knowledge our sales people have of their clients and their clients’ industries.  We strive to become “trusted partners” who help clients leverage business intelligence to secure more public sector business.  We identify our clients’ key business objectives, quantify and prioritize them, offer optimal solutions and finally measure our ability to deliver on these solutions during the clients’ subscription term.  Our strategy is to stay focused on these key objectives throughout our engagement with the client.  Every major investment (product, content, technology and marketing) is evaluated and prioritized against our clients’ key objectives and our current and future value proposition in meeting and exceeding these objectives.

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

Onvia Database provides rich search functionality on our proprietary analytics platform of local, state and federal government agency purchasing information.  Our solution provides public sector business intelligence to customers across agencies, vendors, projects, and term contracts over a historical, real-time and future spending timeline.

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

Agency Center provides users with agencies’ procurement histories, current projects, and spending forecasts in a single application.  Agency Center helps businesses identify and qualify government agencies, agency buyers and procurement opportunities within their target markets.  By developing agency relationships, users can identify government purchases that never go out to formal bid.  Four out of five government purchases never go out to formal bid, because they fall below agencies’ purchasing thresholds.  Agency Center is included with standard access to the Onvia  Database.

Vendor Center provides strategic intelligence on companies that do business with state and local governments.  Clients can identify, track and benchmark competitors and potential partners to inform strategic decision making.  Vendor Center represents an important step in our strategy to move from lead distribution into public sector market intelligence and analysis.

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

The Onvia Guide provides clients with frequent information about procurement activity of agencies, industries and markets customized for each client.  Clients receive their tailored Onvia Guide delivered to their inbox every day.  Daily use of the Onvia Guide provides clients with next day notification of key events and updates within their public sector market.  The Onvia Guide can be purchased separately or comes bundled with a subscription to the Onvia Database.

Management Reports provide our clients with customized management reports to help target upcoming contract renewals, identify agency buyers, and inform the proposal development process.  These solutions include:

•
Contact Lists – Provide clients a comprehensive list of decision makers, agency procurement officers and zoning officials that can be used to develop relationships and identify potential business partners.

•
Winning Proposals Library – Compare and contrast winning proposals submitted by competing firms in order to gain competitive insights.  Provides insight into how other companies position their qualifications and personnel, structure and format persuasive proposals, incorporate supporting materials, price goods and services, and differentiate themselves from their competitors.

 Clients

Our clients are businesses that are strategically focused on selling their goods and services into the public sector.  As discussed above, we sell into this target market through two sales channels: businesses that leverage our information for their own internal use and businesses that license our content for redistribution (i.e. content license).

Prior to 2011, our target market was extremely broad, and we acquired a large number of non-strategic clients that were not adequately profitable.  We no longer invest in acquiring non-strategic clients, and our client base has declined as a result of this decision to transition to our more profitable target market.

We manage the business using the following key client metrics:

Annual Contract Value, or ACV
Annual contract value represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter.  ACV is driven by Annual Contract Value per Client (ACVC) and the number of clients. Most of Onvia’s revenues are generated from subscription contracts, which are typically prepaid and have a minimum term of one year, with revenues recognized ratably over the term of the subscription.  Onvia also receives revenue from multi-year content distribution partnerships, stand-alone management reports, document download services, and list rental services, which are not included in the calculation of ACV.  Growth in ACV demonstrates our success in increasing the number of high value clients and upgrading existing clients to new and higher valued products. Content license contracts are excluded from ACV.

ACV at December 31, 2013 increased by 3% to $19.6 million compared to September 30, 2013 and increased by 4% compared to December 31, 2012.

Beginning in the first quarter of 2014, we will be reporting the revenue retention rate of the client base, intended to provide shareholders visibility into our subscription renewal rate.  Revenue retention is derived from ACV and we must present ACV on a consistent basis with the new revenue retention metric.  Historically ACV has been presented to shareholders using a legacy method for consistency, but we will now present ACV using our internal methodology from which the revenue retention rate is derived.   Our internal calculation of ACV is slightly higher than the ACV historically presented to shareholders, because internally we use a different methodology to annualize subscriptions with non-standard lengths.  For instance, ACV using the internal methodology is $20.3 million at the end of the year, compared to the legacy methodology of $19.6 million.  The year over year growth rates in ACV are consistent with past presentations in using both methodologies.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

At the end of the fourth quarter, Onvia’s total client base decreased 8% to 3,650 clients compared to 3,950 clients in the same year-ago period.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC for the fourth quarter of 2013 grew 4% from the third quarter of 2013, and grew 13% from the same year-ago period.  ACVC for new clients increased 53% to $13,599 from $8,891 in the fourth quarter of 2012. ACVC improved, as a result of our strategy to target more strategic clients and, therefore, renewals were weighted toward strategic clients with higher contract values.

 Sales and Marketing Strategy

As of December 31, 2013, we had 69 inside sales, marketing and customer support employees with the majority of our sales force located at our headquarters in Seattle, Washington.  This headcount compares to 73 and 74 as of December 31, 2012 and 2011, respectively.

We believe we have transformed the Onvia sales force into a professional consultative selling organization.  Under this business model, the Business Development Team is responsible for identifying the business objectives of a prospect, and designing a solution to meet these business objectives.  As part of the new client onboarding process, the Business Development Manager ensures that the client is smoothly transitioned to the Client Success organization.  The Client Success team is responsible for training new and existing clients, executing our client contact strategy, providing as needed support, renewing client contracts and identifying cross sell and upsell opportunities.   As part of the client contact strategy, the Client Success manager is responsible for understanding the client’s business objectives, setting up profiles and saved searches, and product training.  The partnership between the client and its Onvia support team is an important part of the value proposition included in the Onvia business solution.

In October 2013, we began to adjust our go to market strategy and reorganized our sales organization.  We believe this new sales organization will help us more effectively target and serve the more sophisticated and complex prospect clients in our target universe:

1.
First, we merged the Enterprise and SMB sales forces into one sales organization.  The acquisition sales force will focus on selling current solutions into divisions and subsidiaries to unlock the value of these larger prospects.  We believe we will have a true enterprise solution when business intelligence solutions improve.  We renamed the acquisition function Business Development, and the Account management function Client Success, to better align with the objectives of the two sales outlets.

2.
Second, we are verticalizing the business focusing on those market sectors with the largest increases in public spend; namely infrastructure, information technology and outsourced business services.  During the fourth quarter we started to realign the Sales and Marketing organization around these strategic market sectors.  This realignment will help Onvia become a trusted partner to the strategic buyer, by improving our knowledge of each industry, and to help the sales force think strategically to identify and solve the business objectives relevant to the needs of our new buyer community.

3.
Third, we reorganized the Client Success team to help meet the higher expectations of our clients.  Client Success Managers historically have been responsible for both client retention and contract growth.  To provide more focus on the client, we separated responsibility for client service from contract cross-sell/upsell into two separate functions.

4.
Finally, we created a new team responsible for onboarding and training new clients effectively and consistently which is expected to improve the 1st year experience for our clients.  The first 90 days are critical to building an effective solution that fits into the client’s workflow.  A consistent and focused onboarding program is expected to improve first year retention beginning in the fourth quarter of 2014.  Improving the process is more critical than ever, because as new client ACVCs grow, clients have higher expectations of the solutions and service that they receive.

These adjustments to our go-to-market strategy are intended to accelerate new client acquisitions and increase adoption of new solutions throughout the client base, and at the same time, ensure that clients receive maximum value from the Onvia solution.

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

Agency Relationships

Agency partners bring value through source contributed content and by providing referrals of their business suppliers.  As of December 31, 2013, we had approximately 349 active partner agencies in key metropolitan areas nationwide. We continue to sign a variety of government agencies including cities, counties, housing authorities, transportation authorities and school districts.

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

Employees

As of March 1, 2014, we had 130 employees with the majority located at our headquarters in Seattle, Washington..

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2013 and 2012, substantially all of our revenues were generated from clients located in the United States or Canada, and all sales are denominated in U.S. currency.  All of our long lived assets are located in the United States.

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

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, results of operations and financial condition, and could cause our stock price to decline. The following sections discuss many, but not all, of the risks and uncertainties that may affect our future performance, but is not intended to be all-inclusive. As a result of the risk factors set forth below and elsewhere in this Report, and the risks discussed in our other Securities and Exchange Commission filings, actual future results could differ materially from historical results or those projected in any forward-looking statements.

Risks related to our growth strategy

We began a transformation of our business model in early 2011. Due to the complexity of this turnaround, our quarterly financial results may be subject to fluctuations that may cause material variations in our quarterly operating results and make it difficult to forecast future performance.

In 2013, we entered into Phase II of our transformation plan initiated in 2011 and focused on leveraging the foundation we have built to accelerate growth.  Based upon the number of variables within our turnaround plan, our business is subject to execution risk and it may be difficult to project results.  Our operating plan considers our ability to execute these initiatives and generate results within a specific timeframe.  If we are unable to execute our initiatives as planned, our quarterly financial results may fluctuate and future quarterly results will be affected.  A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is generally recognized ratably over the subscription term.

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

Our consultative selling approach may not scale business as planned.

We are transitioning our sales organization from a transactional sales process to a consultative sales process.  The consultative selling process focuses on fewer, more targeted prospects, which we expect to renew at higher rates with higher ACVC.  The consultative sales process requires a longer sales cycle than a transactional model and requires the development of a substantial pipeline of qualified prospects to achieve consistent and predictable results.  Due to the complexity of a consultative sale, our sales people may not be able to scale their individual results to maximize profitability.  As a result of these risks, our business may not scale as planned.

Our target market of companies with a strategic, long term interest in the public sector organized around three high growth industry market sectors may not be adequate to scale our business as planned.

We are transitioning our sales effort to target companies with a strategic, long term interest in conducting business with the national and regional public sector organized around three high growth industry market sectors: Infrastructure, Information Technology, and Business Services.  As a result, we are focusing on fewer prospects.  By focusing on target companies in these industry market sectors, we may not identify qualified prospects in other industry market sectors and we may not have adequate industry knowledge to identify prospects within the targeted market sectors.  As a result, our business may not scale as planned.

We may not be successful in expanding our channel sales program.

We believe there are close to 1.9 million businesses who are “casual users” of government procurement data.  These businesses are not part of our target market, and a portion of our existing client base falls into this category.  We intend to focus our sales and marketing efforts on what we believe is a more profitable target market of approximately 30,000 companies who are “power-users” of government procurement data.  This strategy may cause lower retention rates for existing clients that are outside of this target market.  We plan to partner with companies who can service the casual user segment more economically than we can.  If we are unsuccessful in continuing to develop these partnerships, our growth rates will be impacted.

We may fail to attract, hire and retain sales professionals who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

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

We may not adequately identify and capture content that is valuable to new and existing clients.  In addition, introducing new content and products is complex and we may not be successful in developing such new offerings on a timely basis, or at all.  If client acceptance and adoption of our new products is below our expectations, projected growth rates and client acquisition and retention goals may not be achieved, and financial results would be harmed.  We expect to utilize internally developed technology and technology licensed from third parties for the development of new content and products.  If we are unable to develop or acquire the required technology on time, or at all, or if the launch of these new products is delayed for any other reason beyond our anticipated launch dates, projected growth rates may not be achieved.

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

We have developed pricing strategies for our existing products, and will be required to develop new pricing strategies for planned new product launches.  If clients and prospects do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales force is unable to communicate the value of the products, particularly in light of the current economic climate, new client adoption and existing client retention would be adversely impacted.

We may overestimate the value to our clients of sales and marketing intelligence.

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

We have substantial net operating loss carryforwards (“NOLs”) that could be used to offset future tax liabilities arising from future taxable income.  In 2011, we conducted a study and determined that an “ownership change” occurred in 2001, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three-year period).  Section 382 imposes an annual limitation on the utilization of net deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  The ownership change which occurred in 2001 resulted in a permanent loss of $180.0 million of our U.S. federal net deferred tax assets.  After this impairment, we had $73.0 million in NOLs as of December 31, 2013 available to offset future taxable net income.

It is possible that we could have an additional “ownership change” under Section 382 of the Code in the future and lose a significant portion of our net deferred tax assets, which could have a material adverse effect on our future results of operations and financial condition.  As discussed in the following risk factor, we adopted a tax benefits preservation plan in early 2011 to mitigate the risk of future ownership changes.

We had approximately $24.9 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2013.  Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  We regularly review our net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  In particular, we consider our three-year earnings trend to determine if we have generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.  Prior to 2011, we maintained a 100% valuation allowance against our net deferred tax assets because based upon our history of net operating losses, we were uncertain about our ability to generate future net income.  Since the end of 2011 through September 30, 2013, we believed, based on evaluation of all available objective positive and negative evidence related to the creation of future taxable net income, that a partial release of our valuation allowance was appropriate.  As of December 31, 2012 and through September 30, 2013, we believed that $2.2 million of net deferred tax assets reflected the amount that was more-likely-than-not to be realized in the future.

We continue to evaluate all relevant evidence to estimate the value of our net deferred tax assets.  Beginning in the fourth quarter of 2012, we have invested to accelerate top line revenue growth, but revenues did not accelerate as planned in 2013.  As a result, we incurred net losses in each of the last five quarters ending December 31, 2013.  If projections under our 2014 operating plan are realized, we expect to be in a cumulative three-year net loss position at the end of 2014.  Although the 2014 plan projects higher revenue, operating cash flow and Adjusted EBITDA compared to 2013, as a result of the projected cumulative three-year net loss, it is our best judgment that we should no longer conclude that our net deferred tax assets are more-likely-than-not to be utilized.   Accordingly we have increased the valuation allowance as of December 31, 2013 to 100% of our net deferred tax assets, which resulted in $2.2 million being recognized as a provision for income taxes in 2013. We may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

We adopted a tax benefits preservation plan, designed to preserve the value of our net deferred tax assets, primarily related to net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

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

Our Board has formed an independent Rights Plan Committee to establish a process for evaluating indications of interest from shareholders interested in purchasing more than 4.9% of Onvia stock.

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

We may require additional financial resources which may not be available on favorable terms or at all.

We believe that our existing cash and investment balances, and projected cash flow from operations, will be sufficient to fund our plans for the next 12 months and the foreseeable future. However, we may require additional financial resources due to changed business conditions, implementation of our strategy or to pursue future business opportunities requiring investments of additional capital. If our existing financial resources are insufficient to satisfy our requirements, we may seek additional borrowings. Credit market conditions may negatively affect debt availability and cost, and, as a result, financing may not be available in amounts or on terms acceptable to us, if at all. In addition, the incurrence of indebtedness would result in debt service obligations and could require us to agree to operating and financial covenants that would further restrict our operations.

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

We may not be able to attract and retain the services of our executive officers, directors, senior managers and other key employees, which could harm our business.

Our business and operations are substantially dependent on the performance of senior management, directors and key employees.  We face competition for the limited pool of these qualified professionals from other companies, some of which have a greater ability to attract and compensate these professionals.  Our process for succession planning across all levels of the organization to provide business continuity includes developing, coaching and rewarding high performing employees.  The loss and inability to replace any of these employees or directors, including Hank Riner (CEO), Cameron Way (CFO), and Naveen Rajkumar (CIO), and Irv Alpert (EVP), would likely harm our business. In addition, a failure to retain key personnel or hire and train additional qualified personnel as required to support our business, could adversely affect the quality of our products and services, as well as future business and operating results.

We could incur substantial costs in the future as a result of cyber incidents.

As our dependence on digital technologies to conduct operations increases, so does the risk associated with cyber security.  We may be unable to prevent targeted, random or accidental breaches of our security and could incur significant costs associated with lost or stolen information, including increased cyber security protection costs, lost revenues, reputational damage or increased litigation.

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

Regulatory, judicial or legislative risks

If we are unable to enforce and protect our intellectual property rights ourcompetitive position may be harmed.

We rely on a combination of copyright, trademark, confidentiality, non-compete and other contractual provisions to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized third parties may obtain and use technology or other information that we regard as proprietary. Our intellectual property rights may not survive a legal challenge to their validity or provide significant protection for us. The laws of certain countries, particularly in emerging markets, do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we may not be able to protect our intellectual property against unauthorized third-party copying or use, which could adversely affect our competitive position. Additionally, there can be no assurance that another party will not assert that we have infringed its intellectual property rights.

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

Our headquarters are located in Seattle, Washington.  Since January, 2008, we leased approximately 35,000 square feet in two floors of a sixteen-story office complex located at 509 Olive Way, Seattle, Washington.

During the first quarter of 2013, we entered into the first amendment to the lease agreement for our corporate offices.  The amendment, among other things, extends the lease term for an additional sixty-five (65) months with a new expiration date of April 30, 2021.  In addition, the Amendment reduces the rental area of the premises to approximately 29,606 square feet, after surrender of 5,394 square feet after the execution of the Amendment.  We have an additional right to surrender up to 8,898 square feet on or after November 30, 2015 in exchange for reimbursement of unamortized landlord incentives.  In addition to base rent, we will be responsible for our proportionate share of annual incremental increases in the building’s operating expenses, insurance, and real estate taxes over the 2013 base year.  We have a one-time right to terminate the amended lease in its entirety on or after December 1, 2017 in exchange for payment of a termination fee.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings, please refer to the “Legal Proceedings” section of Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in this Report, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Henry G. Riner	63	Chief Executive Officer and President
Irvine N. Alpert	62	Executive Vice President
Jennifer T. Bascom	55	Vice President of Sales
Naveen Rajkumar	36	Senior Vice President and Chief Information Officer
Cameron S. Way	42	Senior Vice President and Chief Financial Officer

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

Jennifer T. Bascom has served as Vice President of Sales of the Company since August 2013. She served as the Global Alliances Director at The TAS Group, a cloud-based company that provides sales performance automation solutions, in 2012. Ms. Bascom previously served as a consultant for Microsoft Corporation, a software company, from 2010 to 2012, and a Director of Sales within the Enterprise Partner Group at Microsoft from 2005 to 2009.  Ms. Bascom was also previously a Regional Director of Sales at WRQ Inc., a legacy application integration and terminal emulation company, and held various roles including Director of WW Sales Operations at Asymetrix Corporation, a Paul Allen software company that provides presentation and e-learning applications in the B2B marketplace.

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

	Closing Price Range of Common Stock
	High	Low
Year ended December 31, 2012
First Quarter	$4.24	$2.85
Second Quarter	3.99	3.54
Third Quarter	3.98	3.51
Fourth Quarter	3.90	3.54

Year ended December 31, 2013
First Quarter	$3.83	$3.45
Second Quarter	4.69	3.70
Third Quarter	5.45	4.50
Fourth Quarter	5.00	4.45

Holders

As of March 1, 2014, there were approximately 263 holders of record of Onvia common stock.  The number of record holders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

No cash dividends were declared for the years ended December 31, 2013 and 2012 nor does the Company have the intention to pay cash dividends in the foreseeable future.

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

Management Overview – 2013 Results and 2014 Priorities

Subscription revenue for the year and quarter ended December 31, 2013 grew 3% and 5%, respectively, over the same periods in 2012.  Our annual operating initiatives are designed to drive growth in subscription revenue and Adjusted EBITDA.

Total revenue for the years ended December 31, 2013 and 2012 was flat at $22.0 million.  In the fourth quarter of 2013 revenue was $5.6 million, up by 2% compared to the same period last year.

Annual Contract Value, or ACV, increased by 4% to $19.6 million in the fourth quarter of 2013 from $18.8 million one year ago.  Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.  ACV represents the aggregate annual value of our subscription contracts and we believe is a leading indicator of future revenue growth.

Annual Contract Value per Client, ACVC, increased 13% to $5,387 per client in the fourth quarter of 2013 compared to $4,775 in the fourth quarter of 2012.  We believe, growth in ACVC demonstrates that an increasing number of clients have a strategic interest in the public sector.  Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

 As of December 31, 2013, Onvia had 3,650 clients, down 8% from 3,950 clients during the same period one year ago. Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at higher ACVC.  We believe that ACV is a better measure of quarterly sales activity than number of clients.

2013 operating expenses increased 2% to $18.8 million compared to $18.5 million in 2012.  Depreciation and amortization increased approximately $210,000 in 2013 due, in part, to the launch of Onvia 6 in March 2013 and Vendor Center in December 2013.  In the fourth quarter of 2013, variable sales and marketing costs were up 8% compared to the third quarter of 2013, due primarily to the strong performance by the new client acquisitions.  We expense 100% of variable sales cost upon sale, but recognize revenue ratably over the term of subscription.  Until we achieve scale, variable sales costs may exceed the incremental revenue generated each period, which negatively impacts short term Adjusted EBITDA and net income.

Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization, and non-cash stock-based compensation) for the year ended December 31, 2013 was $2.8 million down 8% from $3.0 million in 2012.  Fourth quarter Adjusted EBITDA increased to $605,000, compared to Adjusted EBITDA of $590,000 in the same year-ago period.  See “Non-GAAP Financial Measures” below for more information regarding Adjusted EBITDA.

Annual net loss was $2.7 million, or $0.36, per diluted share for the year ended December 31, 2013 compared to net income of $1.5 million, or $0.17 cents per diluted share in 2012.  During the year ended December 31, 2012, we released $1.6 million of the valuation allowance against our net deferred tax assets due to our positive historical performance and future profitability projections which resulted in the same amount being recognized as a tax benefit in our net income in 2012.

We consider our three-year earnings trend to determine if we have generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining existence and amount of any valuation allowance.  Beginning in the fourth quarter of 2012, we have invested to accelerate top line revenue growth, but revenues did not accelerate as planned in 2013.  As a result, we incurred net losses in each of the last five quarters ending December 31, 2013.  If  projections under our 2014 operating plan are realized, we expect to be in a cumulative three-year net loss position at the end of 2014.  Although the 2014 plan projects higher revenue, operating cash flow and Adjusted EBITDA compared to 2013, as a result of the projected cumulative three-year net loss, it is our best judgment that we should no longer conclude that our net deferred tax assets are more-likely-than-not to be utilized.  Accordingly we have increased the valuation allowance as of December 31, 2013 to 100% of our net deferred tax assets, which resulted in $2.2 million being recognized as a provision for income taxes in 2013.

We had $24.9 million and $24.8 million of net deferred tax assets, excluding valuation allowance, related to $73 million and $72 million in net operating loss carryforwards, respectively, available to offset future taxable net income at December 31, 2013 and December 31, 2012.

As of December 31, 2013 we held cash and investments of $7.5 million compared to $12.3 million at the end of last year, representing a decrease of $4.8 million during 2013 primarily due to the Company’s repurchase of 1.2 million shares of its outstanding common stock from a third party at $3.50 per share on April 4, 2013 for a total purchase price of approximately $4.3 million, excluding transaction fees.

In 2013, we entered into the second phase of business transformation plan intended to accelerate subscription revenue and Adjusted EBITDA and have developed a product roadmap intended to leverage the Company’s investment in a rich public sector procurement database.  We continue to reposition Onvia’s value proposition from an aggregator of public procurement documents to a provider of comprehensive public sector business intelligence and we rebuilt the foundation of the business which we believe is now positioned to deliver accelerating subscription revenue and Adjusted EBITDA.

2013 Results

In 2012 we stabilized the business, and in 2013 we focused on four initiatives intended to accelerate growth in subscription revenue and Adjusted EBITDA.  By the end of 2013, subscription revenue began to grow, but a few quarters later than expected, and we did not achieve our Adjusted EBITDA goals as a result of this delay.

•
Our first initiative is to successfully expand new client acquisition.  We measure the success of this initiative by improving new client Annual Contract Value per Client, or ACVC, and the growth rate in client acquisition sales year over year.  Business Development bookings for the full year of 2013 increased 28% over the same period last year, and fourth quarter bookings grew 39% over the same period of the last year, compared to 35% growth reported last quarter.  New client ACVC increased to $13,599 from $8,891 in the fourth quarter of 2012.  This initiative fell short of the annual goal, but results improved significantly over the last two quarters as a result of the changes we made to our go to market strategy.

•
Our second initiative is to maximize growth with our client base and ensure that clients receive the optimal Onvia solution for their public sector objectives.  The success of this initiative is measured by the growth in contract value of existing contracts in 2013 when compared with 2012.  In the fourth quarter of 2013, contract value growth increased by 20% compared to the same year ago period.  Effective January 2014, we created a new role on the Client Success team responsible for contract expansion which is intended to improve the penetration rate within the existing client base.  This initiative was moderately successful, and contract growth from our existing clients will be a high focus in 2014.

•
Our third initiative is to strengthen the value of the database and continue to add solutions to help clients win more government business.  In the fourth quarter of 2013, we launched Vendor Center which provides strategic intelligence on companies that do business with state and local governments.  Clients will be able to identify, track and benchmark competitors and potential partners to inform strategic decision making.  Vendor Center represents an important step in our strategy to move from lead distribution into public sector market intelligence and analysis.

•
Our fourth initiative is to develop and begin to execute a strategy for Enterprise sales that is scalable for 2014.  Effective January 1, 2014, we combined the Enterprise and SMB sales forces into one sales organization.  Since our enterprise strategy is to sell to the division or subsidiary of a large company, this market has similar characteristics and requirements as the high end SMB market.  The combined sales team is now focused on selling the same solution to the same type of customer using the same selling process.  We have simplified our sales organization so we can respond to market changes faster.

2014 Initiatives

In 2014, Onvia management is focused on four new initiatives intended to accelerate subscription revenue and Adjusted EBITDA by leveraging the solid foundation built over the last three years.

•
Our first 2014 initiative is to accelerate Business Development results within our target market.  We will measure the success of this initiative by the overall growth in new client bookings and ACVC year over year.

•
Our second 2014 initiative is to improve first year client retention and renew our best tenured, long term clients.  In the first quarter of 2014, we will begin to disclose revenue retention of the client base.

•
Our third initiative is to maximize growth within our existing client base.  We will measure the success of this initiative through growth in a new metric, wallet retention (generally, a measure of retained contract value and growth from expiring contracts over the most recent twelve-month period), which we will begin to present in the first quarter of 2014.

•
Our fourth and final initiative is to continue to drive enhancements to our existing platform and to deliver solutions that establish Onvia as a strategic business partner with its clients.  We will measure this initiative based upon effectiveness of our strategic product releases and their impact on new client ACVC and wallet retention.

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

Pursuant to ASC 360, Property, Plant, and Equipment, we periodically evaluate the remaining useful lives of internal use software and will record an abandonment if management determine that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value.  No assets were impaired during the years ended December 31, 2013 or 2012.

Stock-Based Compensation

We account for stock-based compensation according to the provisions of ASC 718 Compensation – Stock Compensation, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest.  The fair value of our stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures.  The estimate of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when estimating expected forfeitures, including employee class and historical experience.  There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted.  Please refer to the discussion of valuation assumptions in Note 2 of the “Notes to Consolidated Financial Statements” of this Report for additional information on the estimation of these variables.  Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for net operating loss, or NOL, carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The deferred tax asset has been reduced by a valuation allowance that reduces the amount of our deferred tax asset to a level that is more-than-likely-than-not to be recognized.  In determining the amount of the valuation allowance we consider whether it is more likely that some portion or all of the net deferred tax assets will not be realized.  In particular, we consider our three-year earnings trend to determine if we have generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.  We also consider positive evidence, such as the improving trends in the leading indicators of revenue growth to evaluate the likelihood of generating taxable net income in the future.  The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  We will continue to review the estimate of future taxable income and will adjust the valuation allowance accordingly as new information becomes available.

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

We performed a Section 382 analysis and identified an ownership change that occurred in September 2001.  We believe that, as a result of the annual Section 382 limitation that resulted from the change in control that occurred in September 2001, we will permanently be unable to use a significant portion of our NOL carryforwards that arose before the change in control to offset future taxable income.  As such, we reduced our NOL deferred tax asset by the amount of NOLs that we will permanently be unable to utilize, which in turn resulted in a reduction to our valuation allowance.

Non-GAAP Financial Measures

We prepare and publicly release quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The non-GAAP financial measures we may disclose include Adjusted EBITDA and client metrics such as ACV and ACVC.  For a discussion regarding our client metrics, please refer the “Clients” section of Item 1 “Business”.  We typically disclose Adjusted EBITDA measures in earnings releases, investor conference calls and filings with the Securities and Exchange Commission.  Adjusted EBITDA is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities or as a measure of the company’s liquidity.  We define Adjusted EBITDA as net income / (loss) before interest and other non-cash financing costs; taxes; depreciation; amortization; and non-cash stock-based compensation.  Other companies (including our competitors) may define Adjusted EBITDA differently.  We present Adjusted EBITDA because we believe Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size.  Management also uses this information internally for forecasting and budgeting.  It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results.  Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.

The following table provides reconciliation of GAAP Net (Loss) / Income to Adjusted EBITDA for the indicated periods (in thousands):

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2013	2012	2013	2012
GAAP net (loss) / income	$(2,419)	$1,344	$(2,725)	$1,525

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(4)	(12)	(22)	(45)
Depreciation and amortization	779	743	3,051	2,841
Amortization of stock-based compensation	74	74	278	239
Provision /(Benefit) for income tax	2,175	(1,559)	2,175	(1,559)

Adjusted EBITDA	$605	$590	$2,757	$3,001

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2013		2012
Revenue:
Subscription	$19,356	87.9%	$18,795	85.6%
Content license	1,942	8.8%	2,165	9.9%
Management information reports	435	2.0%	651	3.0%
Other	287	1.3%	341	1.5%
Total revenue	22,020	100.0%	21,952	100.0%

Cost of revenue	3,749	17.0%	3,497	15.9%

Gross margin	18,271	83.0%	18,455	84.1%

Operating expenses:
Sales and marketing expenses	11,429	51.9%	11,065	50.4%
Technology and development expenses	4,055	18.4%	4,130	18.8%
General and administrative expenses	3,359	15.3%	3,339	15.2%
Total operating expenses	18,843	85.6%	18,534	84.4%
Loss from operations	(572)	(2.6%)	(79)	(0.3%)
Interest and other income, net	22	0.1%	45	0.2%
Loss before income tax	(550)	(2.5%)	(34)	(0.1%)
Provision / (Benefit) for income taxes	2,175	9.9%	(1,559)	(7.1%)
Net (loss) / income	$(2,725)	(12.4%)	$1,525	7.0%

Comparison of Years Ended December 31, 2013 and 2012

Revenue
Total revenue for the years ended December 31, 2013 and 2012 was flat at $22.0 million.  Subscription revenue for the year ended December 31, 2013 grew 3% over the same periods in 2012.  Our annual operating initiatives are designed to drive subscription revenue growth.

Cost of Revenue
Cost of revenues for the twelve months ended December 31, 2013 and 2012 were as follows (in thousands):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Twelve months ended December 31,	$3,749	$3,497	$252	7%
Percentage of Revenue	17%	16%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The increase for the comparable periods was primarily due to adding an executive position to the team, increased headcount and salary increases.

Sales and Marketing
Sales and marketing expenses for the twelve months ended December 31, 2013 and 2012 were as follows (in thousands):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Twelve months ended December 31,	$11,429	$11,065	$364	3%
Percentage of Revenue	52%	50%

The increase in expenses for the comparable periods is primarily comprised of a $555,000 increase in payroll-related expenses due to increased headcount and higher commissionable sales, a $112,000 increase in amortization expenses related to new products launched in 2013 offset by a $185,000 decrease in allocated facilities costs and other individually immaterial changes.   This change was offset in part by $183,000 increase in capitalized internal software costs attributable to the nature of development efforts during the year.

Technology and Development
Technology and development expenses for the twelve months ended December 31, 2013 and 2012 were as follows (in thousands):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Twelve months ended December 31,	$4,054	$4,130	$(76)	(2%)
Percentage of Revenue	18%	19%

The decrease in expenses for the comparable periods is primarily attributed to a $197,000 decrease in amortization of licensed software offset by a $73,000 increase in allocated facilities costs, an $87,000 increase in amortization expenses related to new products launched in 2013, and other individually immaterial changes.

General and Administrative
General and administrative expenses for the twelve months ended December 31, 2013 and 2012 were as follows (in thousands):

			Increase / (Decrease)
	2013	2012	Amount	Percent
Twelve months ended December 31,	$3,359	$3,339	$20	1%
Percentage of Revenue	15%	15%

The increase in expenses for the comparable periods was due to individually immaterial changes.

Other Income, Net
Other income, net consists of interest earned on our investment accounts, interest expense associated with capital leases and other miscellaneous income or expense.  Other income, net was $22,000, and $45,000 for the years ended December 31, 2013 and 2012, respectively.

Provision / (Benefit) for Income Taxes
During the year ended December 31, 2012, we released $1.6 million of the valuation allowance against our net deferred tax assets due to our positive historical performance and future profitability projections which resulted in the same amount being recognized as a tax benefit in 2012.  This release is reflected as an income tax benefit in our results from continuing operations.

We had approximately $24.9 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2013.  We consider our three-year earnings trend to determine if we have generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining existence and amount of any valuation allowance.  Beginning in the fourth quarter of 2012, we have invested to accelerate top line revenue growth, but revenues did not accelerate as planned in 2013.  As a result, we incurred net losses in each of the last five quarters ending December 31, 2013.  If projections under our 2014 operating plan are realized, we expect to be in a cumulative three-year net loss position at the end of 2014.  Although the 2014 plan projects higher revenue, operating cash flow and Adjusted EBITDA compared to 2013, as a result of the projected cumulative three-year net loss, it is our best judgment that we should no longer conclude that our net deferred tax assets are more-likely-than-not to be utilized.   Accordingly we have increased the valuation allowance as of December 31, 2013 to 100% of our net deferred tax assets, which resulted in $2.2 million being recognized as a provision for income taxes in 2013.

 Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $7.5 million at December 31, 2013. At December 31, 2013 we held $5.5 million in FDIC insured or U.S. government backed short-term investments.  From December 31, 2012 to December 31, 2013, cash, cash equivalents and short-term investments decreased by $4.8 million for the reasons described below.

On April 2, 2013, we repurchased 1.2 million shares of our outstanding common stock from a third party at $3.50 per share for a total purchase price of approximately $4.3 million, excluding transaction fees as described in the Note 13 “Stock Repurchase” of the notes to our consolidated financial statements of this Report.  We believe that our remaining cash balance is adequate to fund operations until Adjusted EBITDA and free cash flow accelerate in the future.

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

Operating Activities

Net cash provided by operating activities was $3.0 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively.  The increase in operating cash flow is primarily due to higher cash receipts from our customers net of cash payments to vendors.

Investing Activities

Net cash used by investing activities was $186,000 and $2.0 million for the years ended December 31, 2013, and 2012, respectively.

Purchases of property and equipment and investments in internal use software increased by $1.3 million in the twelve months of 2013 compared to the same period in 2012.  We purchased $10.5 million and $15.2 million in short term investments during the twelve months of 2013 and 2012, respectively.  During the twelve months of 2013 we received $13.5 million from the sale and maturity of investments, compared to $14.9 million during the same period of 2012.  In addition, pursuant to our new lease agreement, we have established a stand by letter of credit which is secured by a security deposit of $150,000 as of December 31, 2013.  Also, $45,000 of our security deposit on the lease for our corporate headquarters was returned to us in March 2012.

Financing Activities

Net cash used in financing activities was $4.7 million and $21,000 for the years ended December 31, 2013 and 2012.  The increase in cash used by financing activities is primarily due to $4.4 million of stock repurchase discussed above and a $279,000 increase in principal payments on a capital lease for technology equipment in 2013. These increases were offset by a $47,000 increase in proceeds from stock options exercises.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss)/ income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 28, 2014

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,072,865	$3,888,400
Short-term investments, available-for-sale	5,463,406	8,434,944
Accounts receivable, net of allowance for doubtful accounts of $24,751 and $41,548	1,332,509	1,277,562
Prepaid expenses and other current assets	570,098	581,079

Total current assets	9,438,878	14,181,985

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,773,012	1,729,689
Internal use software, net of accumulated amortization	5,432,808	5,539,834
Long-term investments	90,444	-
Deferred tax assets, net of current portion	-	2,175,000
Other long-term assets	173,824	91,951

Total long term assets	7,470,088	9,536,474

TOTAL ASSETS	$16,908,966	$23,718,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$834,215	$855,348
Accrued expenses	959,652	822,740
Unearned revenue, current portion	7,770,502	7,535,268
Other current liabilities	244,060	630,672

Total current liabilities	9,808,429	9,844,028

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	649,681	728,398
Deferred rent, net of current portion	586,071	394,277
Other long-term liabilities	97,704	241,463

Total long term liabilities	1,333,456	1,364,138

TOTAL LIABILITIES	11,141,885	11,208,166

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,577,732 and 8,528,307 shares issued; and 7,345,189 and 8,528,281 shares outstanding	735	853
Treasury stock, at cost: 1,242,807 and 26 shares	(4,397,803)	(129)
Additional paid in capital	353,458,109	353,077,517
Accumulated other comprehensive gain	(156)	1,281
Accumulated deficit	(343,293,804)	(340,569,229)

Total stockholders’ equity	5,767,081	12,510,293

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,908,966	$23,718,459

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) / INCOME
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenue
Subscription	$19,356,245	$18,795,370
Content license	1,941,864	2,165,169
Management information reports	434,411	650,909
Other	287,251	341,012

Total revenue	22,019,771	21,952,460

Cost of revenue (exclusive of depreciation and amortization included below)	3,749,178	3,497,271

Gross margin	18,270,593	18,455,189

Operating expenses:
Sales and marketing	11,429,045	11,065,096
Technology and development	4,054,399	4,130,396
General and administrative	3,359,214	3,338,606

Total operating expenses	18,842,658	18,534,098

Loss from operations	(572,065)	(78,909)

Interest and other income, net	22,490	45,338

Loss before income tax	(549,575)	(33,571)

Provision / (Benefit) for income taxes	2,175,000	(1,559,000)

Net (loss) / income	$(2,724,575)	$1,525,429

Unrealized (loss) / gain on available-for-sale securities	(1,437)	500

Comprehensive (loss) / income	$(2,726,012)	$1,525,929

Basic net (loss) / income per common share	$(0.36)	$0.18

Diluted net (loss) / income per common share	$(0.36)	$0.17

Basic weighted average shares outstanding	7,638,452	8,519,058

Diluted weighted average shares outstanding	7,638,452	8,854,647

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(2,724,575)	$1,525,429
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	3,051,283	2,841,359
Idle lease accrual	(73,571)	(69,108)
Stock-based compensation	277,596	239,440
Deferred taxes	2,175,000	(1,559,000)
Change in operating assets and liabilities:
Accounts receivable	(54,947)	(153,256)
Prepaid expenses and other assets	(10,967)	(102,383)
Accounts payable	2,335	71,964
Accrued expenses	168,632	63,489
Unearned revenue	156,517	(224,305)
Deferred rent	55,038	(146,632)

Net cash provided by operating activities	3,022,341	2,486,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(847,378)	(371,738)
Additions to internal use software	(2,158,906)	(1,342,152)
Purchases of investments	(10,495,645)	(15,184,988)
Sales of investments	3,255,517	2,273,152
Maturities of investments	10,210,229	12,625,914
Security deposits	(150,369)	44,615

Net cash used in investing activities	(186,552)	(1,955,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(375,348)	(96,031)
Repurchase of stock	(4,397,674)	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	121,698	74,625

Net cash used in financing activities	(4,651,324)	(21,406)

Net (decrease) / increase in cash and cash equivalents	(1,815,535)	510,394

Cash and cash equivalents, beginning of period	3,888,400	3,378,006

Cash and cash equivalents, end of period	$2,072,865	$3,888,400

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) / gain on available-for-sale investments	$(1,437)	$500
Purchases under capital lease obligations	(117,354)	(115,134)
Property and equipment additions in accounts payable	(28,978)	(152,383)
Property and equipment additions in accrued and other curent and long-term liabilities	-	(581,066)
Internal use software additions in accounts payable	(225,809)	(185,973)

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2012	8,494,264	$849	26	$(129)	$352,761,746	$781	$(342,094,658)	$10,668,589
Exercise of stock options	25,375	3			49,093			49,096
Purchases under Employee Stock Purchase Plan	8,642	1			25,528			25,529
Stock-based compensation					241,150			241,150
Unrealized gain on available-for-sale investments						500		500
Net income	-	-	-	-	-	-	1,525,429	1,525,429
BALANCE, December 31, 2012	8,528,281	$853	26	$(129)	$353,077,517	$1,281	$(340,569,229)	$12,510,293

Exercise of stock options	56,495	6			145,723			145,729
Stock options held for taxes	(15,847)	(2)			(56,098)			(56,100)
Purchases under Employee Stock Purchase Plan	8,777	1			32,191			32,192
Stock repurchase	(1,242,781)	(124)	1,242,781	(4,397,674)				(4,397,798)
Stock-based compensation					277,596			277,596
Restricted stock units released	13,954	1						1
Restricted stock units held for taxes	(3,690)				(18,820)			(18,820)
Unrealized loss on available-for-sale investments						(1,437)		(1,437)
Net loss	-	-	-	-	-	-	(2,724,575)	(2,724,575)
BALANCE, December 31, 2013	7,345,189	$735	1,242,807	$(4,397,803)	$353,458,109	$(156)	$(343,293,804)	$5,767,081

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 1:	Summary of Significant Accounting Policies

Description of business
Onvia (together with its subsidiary, “Onvia” or the “Company”) is a leading provider of business information and research solutions that help companies plan, market and sell to government agencies throughout the United States, or U.S.  Onvia’s business solution provides clients online access to a proprietary database of government procurement opportunities across the federal, state, local, and education sectors.  The business intelligence derived from our database allows clients to identify new market opportunities, analyze market trends, and obtain insights about their competitors and channel partners.  The Company believes its business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

Basis of consolidation
Onvia has a wholly-owned subsidiary in Canada; however, there was no business activity in this subsidiary in the fiscal years ended December 31, 2013 or 2012.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, allowance for doubtful accounts, recoverability of long-lived assets, idle lease accrual and the valuation allowance for net deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from the Company’s estimates.  In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

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

Cash, cash equivalents and investments
Onvia considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.  The fair value of the money market funds, included in cash equivalents, at December 31, 2013 and 2012, was classified as Level 1, as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.  Investments with original maturities of greater than 90 days, but with remaining maturities of less than one year are classified as short-term, and investments with remaining maturities of 365 days or greater are classified as long-term.  All investments are classified as available-for-sale and reported at fair value based on market quotes, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

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

The Company periodically evaluates its long-lived assets for impairment.  ASC 360-40 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the years ended December 31, 2013 or 2012.

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

Onvia periodically evaluates the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment in accordance with ASC 360 as described above under “Property and equipment.”  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value.  No assets were impaired during the years ended December 31, 2013 or 2012.

Income taxes
Onvia accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for net operating loss, or NOL, carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The deferred tax asset has been reduced by a valuation allowance that reduces the amount of our deferred tax asset to a level that is more-than-likely-than-not to be recognized.  In determining the amount of the valuation allowance the Company considers whether it is more likely that some portion or all of the net deferred tax assets will not be realized.  In particular, the Company considers its three-year earnings trend to determine if it has generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.  Onvia also considers positive evidence, such as improving trends in the leading indicators of revenue growth to evaluate the likelihood of generating taxable net income in the future.  The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to be deductible.  The Company will continue to review the estimate of future taxable income and will adjust the valuation allowance accordingly as new information becomes available.

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

Onvia performed a Section 382 analysis and identified an ownership change that occurred in September 2001.  The Company believes that, as a result of the annual Section 382 limitation that resulted from the change in control that occurred in September 2001, it will permanently be unable to use a significant portion of our NOL carryforwards that arose before the change in control to offset future taxable income.  As such, the Company reduced its NOL deferred tax asset by the amount of NOLs that it will permanently be unable to utilize, which in turn resulted in a reduction to its valuation allowance.

Treasury stock
Onvia accounts for treasury stock using the cost method.  In April 2013, Onvia has repurchased from the Repurchase Stockholders 1,242,781 shares of common stock as discussed in Note 13. As of December 31, 2013, the Company held 1,242,807 shares of treasury stock with a cost basis of $4,397,803.  The Company holds the treasury shares to fund matching contributions to its 401K retirement plan for employee contributions.  As discussed in Note 11, no treasury shares were used to fund matching contributions for 2013 or 2012 employee contributions.

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

For the year ended December 31, 2013, options to purchase 454,684 shares of common stock with exercise prices greater than the average fair market value of our stock during the year of $4.48, were not included in the calculation because the effect would have been anti-dilutive.  For the year ended December 31, 2012, options to purchase 529,534 shares of common stock with exercise prices greater than the average fair market value of our stock during the year of $3.71, were not included in the calculation because the effect would have been anti-dilutive.

Recent accounting pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits ("UTB"s) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU No. 2013-11 is effective for Onvia beginning in the first quarter of 2014, and the Company does not expect that it will have a material impact on its financial statements.

Note 2:	Stock-Based Compensation and Stock Option Activity

Onvia measures compensation cost for all stock-based awards at fair value on the date of grant.  The fair value of stock options is determined using the Black-Scholes valuation model.  Such value is recognized as expense over the service period, net of estimated forfeitures.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  Management considers many factors when estimating expected forfeitures, including employee class, historical experience and expected future activity.  Actual results, and future changes in estimates, may differ substantially from management’s estimates.

Stock-Based Benefit Plans

Onvia, Inc. 2008 Equity Incentive Plan
The Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, was adopted in September 2008 and it amended and restated the previous 1999 Stock Option Plan, or the 1999 Plan.  Shares that were outstanding from the 1999 Plan will continue to be outstanding under that plan until forfeited, at which time they would be added back to the 2008 Plan.  The 2008 Plan provides for the issuance of incentive and nonqualified common stock options, stock awards, restricted stock, restricted stock units and stock appreciation rights.  Awards under this plan can be granted for ten years after the adoption date.  The 2008 Plan requires that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant.  The 2008 Plan contains specific provisions that govern awards in the event of a change in control and provides for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation.  All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards.  Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  As of December 31, 2013 the total number of options outstanding and the number of shares available for issuance under the 2008 Plan were 733,860 and 684,765 respectively.

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

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP.  Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors.  Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period.  This plan is compensatory under the provisions of ASC 718 and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis.  The total number of shares authorized for future issuance under the ESPP as of December 31, 2013 was 482,297 shares.

Impact on Results of Operations

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31 was as follows:

	2013	2012
Cost of sales	$7,719	$1,027
Sales and marketing	50,916	(3,887)
Technology and development	40,950	54,225
General and administrative	178,011	188,075

Total stock-based compensation	$277,596	$239,440

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

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.  The following weighted average assumptions were used for options granted in the years ending December 31:

	2013	2012
Risk-free interest rate	1.29%	1.00%
Expected volatility	53%	52%
Expected dividends	0%	0%
Expected life (in years)	5.1	4.9

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model.  Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2013	2012
Risk-free interest rate	0.08%	0.15%
Expected volatility	32%	48%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
Management used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock over the expected term of the options granted for purposes of estimating the fair value of options granted during 2013 and 2012.

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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2013	1,097,236	$4.58
Options granted	141,000	4.18
Options exercised	(56,495)	2.58
Options forfeited and cancelled	(47,997)	3.49
Total options outstanding at December 31, 2013	1,133,744	$4.68

Options exercisable at December 31, 2013	757,647	$5.19	4.20	$617,644
Options vested and expected to vest at December 31, 2013	1,109,629	$4.70	5.40	$1,116,854

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $4.96 at December 31, 2013 for options that were in-the-money at December 31, 2013.  The number of in-the-money options outstanding and exercisable at December 31, 2013 was 729,060 and 386,071 respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $1.91 and $1.44 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $59,646 and $34,362, respectively.

As of December 31, 2013, there was approximately $280,000 of unrecognized compensation cost related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.41 years.

During the years ended December 31, 2013 and 2012, respectively, approximately $122,000 and $75,000 was received for exercises of stock options and purchases under Onvia’s ESPP.

Restricted Stock Units

The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the twelve months ended December 31, 2013:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2013	13,954	$4.12
Granted	-	-
Vested	(13,954)	4.12
Forfeited / Expired	-	-
Non-vested balance at December 31, 2013	-	$-

All RSUs were granted in the first quarter of 2011 and valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011, no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and these RSU’s were fully vested on December 31, 2013. Net shares released on December 31, 2013 were 10,264 and 3,690 shares were withheld to cover taxes. Closing price per share on release date was $4.96.

Note 3:	Short-Term Investments

In accordance with ASC 320, Investments – Debt and Equity Securities, Onvia classifies short-term investments in debt securities as available-for-sale at December 31, 2013, stated at fair value as summarized in the following table:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$2,251,972	$438	$(234)	$2,252,176
Certificates of Deposit (1)	3,211,546	229	(545)	3,211,230
	$5,463,518	$667	$(779)	$5,463,406

(1) We evaluated certificates of deposits held as of December 31, 2013 and concluded that they meet the definition of securities as defined in ASC 320.

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The following table summarizes, by major security type, short-term investments classified as available-for-sale at December 31, 2013, stated at fair value:

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Balance as of December 31, 2013

U.S. Government backed securities	$-	$2,252,176	$-	$2,252,176
Certificate of Deposit	-	3,211,230	-	3,211,230
	$-	$5,463,406	$-	$5,463,406

There were no transfers in or out of Level 1 or Level 2 investments during the fourth quarter of 2012, and there was no activity in Level 3 fair value measurements during that period.

Note 4:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2013	2012
Prepaid expenses	$525,739	$529,312
Interest receivable	14,027	35,742
Other receivables	30,332	16,025
	$570,098	$581,079

Note 5:	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of December 31, 2013, the stand by letter of credit is secured by a security deposit of $150,000.

Note 6:	Property and Equipment

Property and equipment consists of the following at December 31:

	2013	2012

Computer equipment	$3,575,819	$3,980,808
Software	1,837,536	1,695,038
Furniture and fixtures	107,113	107,113
Leasehold improvements	882,602	882,602

Total cost basis	6,403,070	6,665,561

Less accumulated depreciation and amortization	(4,630,058)	(4,935,872)

Net book value	$1,773,012	$1,729,689

During the twelve months of 2013, Onvia disposed of fully depreciated computer equipment valued at $1,051,000 compared to disposal of $319,000 of fully depreciated computer equipment and $5,000 of fully depreciated software for the same period of 2012.

Depreciation expense was $746,000 and $759,000 for the twelve months ended December 31, 2013 and 2012, respectively.

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

The following table presents a rollforward of capitalized internal use software for the twelve months ended December 31, 2013:

	Balance at December 31, 2012	Additions	Balance at December 31, 2013
Capitalized Internal Use Software	$12,905,172	$2,198,742	$15,103,914
Accumulated amortization	(7,365,338)	(2,305,768)	(9,671,106)
	$5,539,834	$(107,026)	$5,432,808

Amortization expense related to capitalized software was $2.3 million and $2.1 million for the twelve months ended December 31, 2013 and 2012, respectively.

Note 8:	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2013	2012
Payroll and related liabilities	$714,481	$586,570
Taxes payable and other	245,171	236,170
	$959,652	$822,740

  Other current liabilities consist of the following at December 31:

	2013	2012
Idle lease accrual, current portion	$-	$21,267
Obligations under capital leases, current portion	17,701	94,082
Deferred rent, current portion	37,201	173,958
Other current liabilities	189,158	341,365
	$244,060	$630,672

Note 9:	Income Taxes

The amount of current and deferred income tax (benefit)/expense included in the financial statements for the years ended December 31 was as follows:

	2013	2012
Current Tax (Benefit) / Expense	$-	$-
Deferred Tax (Benefit) / Expense	2,175,000	(1,559,000)
Total Income Tax (Benefit) / Expense	$2,175,000	$(1,559,000)

The following table provides reconciliation between the statutory income tax rate and the Company’s effective tax rate for the years ended December 31:

	2013	2012
Tax expense at statutory rate	34.0%	34.0%
Stock-based compensation	-9.1%	-111.2%
Amortization of goodwill	3.1%	50.6%
Meals and entertainment	-2.6%	-20.5%
Valuation allowance	-421.2%	4691.1%
Net tax expense	-395.8%	4644.0%

Onvia’s deferred tax asset consists of the following as of December 31:

	2013	2012
Deferred Tax Assets
Net operating loss carryforward	$24,809,857	$24,631,963
Accrued expenses not currently deductible	1,154,419	1,176,721
Depreciation different for tax purposes	1,000,035	1,054,235

Deferred Tax Asset Total	$26,964,311	$26,862,919

Deferred Tax Liability
Prepaid expenses	(186,698)	(182,139)
Depreciation different for tax purposes	(1,847,155)	(1,880,736)

Deferred Tax Liabilities Total	(2,033,853)	(2,062,875)

Net deferred tax asset before valuation allowance	24,930,458	24,800,044
Valuation allowance	(24,930,458)	(22,625,044)

Net deferred tax asset after valuation allowance	$-	$2,175,000

The Company had approximately $24.9 million in net deferred tax assets as of December 31, 2013.  Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  Management regularly reviews the net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  In particular, the Company considers its three-year earnings trend to determine if it has generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.  Prior to 2011, the Company maintained a 100% valuation allowance against its net deferred tax assets because based upon its history of net operating losses, management was uncertain about the Company’s ability to generate future net income.  Since the end of 2011 through September 30, 2013, management concluded, based on evaluation of all available objective positive and negative evidence related to the creation of future net income, that the weight of the positive evidence was sufficient to conclude that the Company will more-likely-than-not realize a portion of its net deferred tax assets.  The Company partially released $1.6 million of its valuation allowance during 2012 which increased its net deferred tax assets to $2.2 million.  This release was recognized as an income tax benefit of $1.6 million in 2012.  The Company believed at that time and through September 30, 2013, that the net deferred tax asset of $2.2 million reflected the amount that was more-likely-than-not to be realized in the future.

The Company has not consistently generated net income and has generated net losses over the last five quarters. Based upon the analysis of all positive and negative evidence, it is management’s current judgment that due to the recent pattern of net losses, the Company can no longer conclude that its net deferred tax assets are more-likely-than-not to be realized.  Therefore, the Company increased its valuation allowance to 100% of its net deferred tax assets as of December 31, 2013, which resulted in $2.2 million being recognized as a provision for income taxes in 2013.

The Company may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.  The Company will continue to evaluate the appropriateness of its valuation allowance in consideration of future operating results.

As of December 31, 2013 and 2012 Onvia had available U.S. federal net operating losses in the amount of $72,970,169 and $72,446,952 which expire at various times from 2022 through 2033.

The following is a summary of the changes in our net operating losses available for utilization in future years.

Net operating loss available at December 31, 2012	$72,446,952
2013 change in NOL	523,217

Net operating loss available at December 31, 2013	$72,970,169

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

Onvia performed a Section 382 analysis and identified an ownership change that occurred in September 2001.  The Company believes that, as a result of the annual Section 382 limitation that resulted from the change in control that occurred in September 2001, it will permanently be unable to use a significant portion of our NOL carryforwards that arose before the change in control to offset future taxable income.  As such, the Company reduced its NOL deferred tax asset by the amount of NOLs that it will permanently be unable to utilize, which in turn resulted in a reduction to its valuation allowance.

Onvia files an income tax return in the United States.  We are no longer subject to federal income tax examination for years before 2009.  Onvia also has available NOLs generated in tax years 2001 to 2010 and 2013 that, if used, could be subject to examination by taxing authorities.

Note 10:	Commitments and Contingencies

Operating leases

During the first quarter of 2013, Onvia entered into the first amendment to lease agreement for its corporate offices located in Seattle, Washington.  The amendment, among other things, extends the lease term for an additional sixty-five (65) months with a new expiration date of April 30, 2021.  In addition, the amendment reduces the rental area of the premises to approximately 29,606 square feet, after surrender of 5,394 square feet after the execution of the amendment.  Onvia has an additional right to surrender up to 8,898 square feet on or after November 30, 2015 in exchange for reimbursement of unamortized landlord incentives.  In addition to base rent, Onvia will be responsible for its proportionate share of annual incremental increases in the building’s operating expenses, insurance, and real estate taxes over the 2013 base year.  Onvia has a one-time right to terminate the amended lease in its entirety on or after December 1, 2017 in exchange for payment of a significant termination fee.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $760,241 and $764,215 for the years ended December 31, 2013 and 2012, respectively. Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2014.

Future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2014	$739,533	$10,647	$750,180
2015	759,887	-	759,887
2016	780,241	-	780,241
2017	873,377	-	873,377
2018 and thereafter	3,074,090	-	3,074,090
	$6,227,128	$10,647	$6,237,775

Capital Leases

In March 2013, Onvia entered into non-cancellable capital leases for phone system server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the year ended December 31:

	Principal	Interest	Total
2014	$33,410	$9,547	$42,957
2015	35,494	7,463	42,957
2016	37,719	5,238	42,957
2017	40,096	2,861	42,957
2018	24,561	496	25,057
	$171,280	$25,605	$196,885

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2014 to 2016.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase Obligations

2014	$788,303
2015	331,186
2016	217,803
$1,337,292

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

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in either cash or Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions.  The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire.  The Company’s Board of Directors has the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.  As of December 31, 2013, 1,242,807 shares were available in treasury.  In March 2009, Onvia transferred 8,055 shares from treasury stock into the Retirement Plan to match 2008 employee contributions.  The Company recorded $82,000 in non-cash stock-based compensation in 2009 related to this match. Onvia’s Board of Directors authorized 10% matching contribution for both 2013 and 2012.  This contribution was made in cash in the amount of $29,000 and 30,000 for 2013 and 2012, respectively.

Note 12:	Stockholders’ Equity

Authorized shares
At December 31, 2013, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share.  Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

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

Note 14:	Supplemental Cash Flow Information

Interest expense paid on capital leases during the years ended December 31, 2013 and 2012 was $7,600 and $5,000, respectively.

Note 15:	Subsequent Events

None.

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,498	$5,504	$5,442	$5,576
Gross margin	4,575	4,538	4,481	4,677
Noncash stock-based compensation	73	65	66	74
Total operating expenses	4,704	4,632	4,582	4,925
Loss from operations	(129)	(94)	(101)	(248)
Tax provision / (benefit)	-	-	-	2,175
Net loss	$(120)	$(88)	$(98)	$(2,419)
Unrealized (loss) / gain on available-for-sale investments	-	(2)	1	-
Comprehensive loss	(120)	(90)	(97)	(2,419)
Basic net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.33)
Diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.33)

Basic weighted average shares outstanding	8,554	7,367	7,329	7,333
Diluted weighted average shares outstanding	8,554	7,367	7,329	7,333

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,496	$5,546	$5,419	$5,491
Gross margin	4,636	4,697	4,520	4,602
Noncash stock-based compensation	20	72	73	74
Total operating expenses	4,592	4,633	4,480	4,829
Income / (loss) from operations	44	64	40	(227)
Tax provision / (benefit)	-	-	-	(1,559)
Net income	$60	$72	$49	$1,344
Unrealized (loss) / gain on available-for-sale investments	-	(1)	1	1
Comprehensive income	60	71	50	1,345
Basic net income per common share	$0.01	$0.01	$0.01	$0.16
Diluted net income per common share	$0.01	$0.01	$0.01	$0.15

Basic weighted average shares outstanding	8,505	8,520	8,524	8,527
Diluted weighted average shares outstanding	8,802	8,852	8,869	8,864

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2013.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2013.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework and criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.   Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2014 (“Proxy Statement”).   Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information regarding the Company’s audit committee and audit committee financial expert is incorporated herein by reference to the section entitled “Corporate Governance” in the Proxy Statement.  Information regarding the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1 of this Annual Report and is incorporated by reference into this Item 10.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan, the Directors’ Plan, and the ESPP as of December 31, 2013.  There were no equity plans not approved by security holders as of December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued on Exercise of Outstanding Options (1)	Weighted-average Exercise Price of Outstanding Options (2)	Securities Available for Future Grant (Excluding Shares Reflected in Column (1)) (3)
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	733,860	$3.78	684,765
Amended and Restated 1999 Stock Option Plan	365,884	6.43
2000 Directors' Stock Option Plan	34,000	5.15
Employee Stock Purchase Plan	-	N/A	482,297
Total	1,133,744	$4.68	1,167,062

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedules:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2012	$37,410	89,032	(84,894)	$41,548
Year Ended December 31, 2013	$41,548	44,050	(60,847)	$24,751

(1) Uncollectible accounts written off, net of recoveries.

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balances at End of Period

Deferred tax assets-valuation allowance(2)
Year Ended December 31, 2012	$24,199	-	(1,574)	$22,625
Year Ended December 31, 2013	$22,625	2,305	-	$24,930

(2) The additions to and reductions in the deferred tax assets-valuation allowance represent the portion of a deferred tax asset for which either: (i) it is more likely than not that a tax benefit will not be realized, or (ii) it is more likely than not a tax benefit will be realized.

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

10.9	First Amendment to Lease, dated as of April 4, 2013, by and between Onvia, Inc. and GRE 509 Olive LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on April 4, 2013)

10.10
Stock Purchase Agreement, dated as of April 2, 2013, by and among Onvia, Inc., Symphony Technology Group, LLC and certain affiliates of Symphony Technology Group, LLC. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on April 2, 2013)

10.11*++	Management Incentive Plan

10.12*++	2014 Variable Compensation Plan for Irvine N. Alpert

10.13*++	Executive Severance Arrangements

23.1++	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101++	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase

*             Executive Compensation Plan or Agreement
++           Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2014.

ONVIA, INC.

By:	/s/ Henry G. Riner
Henry G. Riner
President and Chief Executive Officer

By:	/s/ Cameron S. Way
Cameron S. Way
Senior Vice-President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Henry G. Riner and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2013, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY G. RINER	Chief Executive Officer, President and Director	March 28, 2014
Henry G. Riner

/S/ CAMERON S. WAY	Senior Vice-President and Chief Financial Officer	March 28, 2014
Cameron S. Way

/S/ JEFFREY C. BALLOWE	Director	March 28, 2014
Jeffrey C. Ballowe

/S/ JAMES L. BRILL	Director	March 28, 2014
James L. Brill

/S/ ROBERT G. BROWN	Lead Director	March 28, 2014
Robert G. Brown

/S/ ROGER L. FELDMAN	Director	March 28, 2014
Roger L. Feldman

/S/ MICHAEL E.S. FRANKEL	Director	March 28, 2014
Michael E.S. Frankel

/S/ D. VAN SKILLING	Chairman of the Board	March 28, 2014
D. Van Skilling