Form 10-Q
period 2014-03-31
ONVIA INC
filed 2014-05-14
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common stock, par value $.0001 per share: 7,396,459 shares outstanding as of April 30, 2014.

ONVIA, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,596	$2,073
Short-term investments, available-for-sale	5,351	5,463
Accounts receivable, net of allowance for doubtful accounts of $35 and $25	1,367	1,333
Prepaid expenses and other current assets	911	570

Total current assets	9,225	9,439

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,683	1,773
Internal use software, net of accumulated amortization	5,388	5,433
Long-term investments, available-for-sale	850	90
Other long-term assets	172	174

Total long term assets	8,093	7,470

TOTAL ASSETS	$17,318	$16,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$682	$834
Accrued expenses	698	960
Unearned revenue, current portion	8,395	7,770
Other current liabilities	190	244

Total current liabilities	9,965	9,808

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	689	650
Deferred rent, net of current portion	639	586
Other long-term liabilities	87	98

Total long term liabilities	1,415	1,334

TOTAL LIABILITIES	11,380	11,142

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,633,787 and 8,577,732 shares issued; and 7,390,980 and 7,345,189 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 1,242,807 shares	(4,398)	(4,398)
Additional paid in capital	353,717	353,458
Accumulated other comprehensive gain	1	-
Accumulated deficit	(343,383)	(343,294)

Total stockholders’ equity	5,938	5,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,318	$16,909

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands, except share data)
Revenue
Subscription	$5,025	$4,761
Content license	474	493
Management information reports	53	166
Other	64	78

Total revenue	5,616	5,498

Cost of revenue (exclusive of depreciation and amortization included below)	932	923

Gross margin	4,684	4,575

Operating expenses:
Sales and marketing	2,874	2,859
Technology and development	1,073	998
General and administrative	829	847

Total operating expenses	4,776	4,704

Loss from operations	(92)	(129)

Interest and other income, net	3	9

Net loss	$(89)	$(120)

Unrealized gain on available-for-sale securities	1	-

Comprehensive loss	$(88)	$(120)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	7,352	8,554

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89)	$(120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	816	760
Idle lease accrual	-	(44)
Stock-based compensation	54	73
Change in operating assets and liabilities:
Accounts receivable	(34)	(231)
Prepaid expenses and other assets	(339)	(157)
Accounts payable	(145)	(69)
Accrued expenses	(262)	(139)
Unearned revenue	664	813
Deferred rent	57	71

Net cash provided by operating activities	722	957

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(97)	(321)
Additions to internal use software	(597)	(505)
Purchases of investments	(4,256)	(3,031)
Sales of investments	1,570	2,881
Maturities of investments	2,039	2,759

Net cash (used in) / provided by investing activities	(1,341)	1,783

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(63)	(24)
Proceeds from exercise of stock options	205	81

Net cash provided by financing activities	142	57

Net (decrease) / increase in cash and cash equivalents	(477)	2,797

Cash and cash equivalents, beginning of period	2,073	3,888

Cash and cash equivalents, end of period	$1,596	$6,685

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$1	$-
Purchases under capital lease obligations	(6)	1
Property and equipment additions in accounts payable	(31)	(115)
Internal use software additions in accounts payable	(217)	(195)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three month periods ended March 31, 2014 or 2013.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report”).

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, allowance for doubtful accounts, recoverability of long-lived assets, and the valuation allowance for Onvia’s net deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from the Company’s estimates.  In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

New Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that are of significance, or potential significance to us.

2.	Stock-Based Compensation

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$2	$2
Sales and marketing	9	10
Technology and development	6	13
General and administrative	37	48

Total stock-based compensation	$54	$73

3.	Loss per Share

Basic loss per share is calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period.  Diluted loss per share is calculated by dividing the net loss per share by the weighted average common stock outstanding for the period, plus dilutive potential common shares using the treasury stock method.  In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(89)	$(120)

Shares used to compute basic net loss per share	7,352	8,554
Dilutive potential common shares:
Stock options	-	-
Shares used to compute diluted net loss per share	7,352	8,554
Basic net loss per share	$(0.01)	$(0.01)
Diluted net loss per share	$(0.01)	$(0.01)

For the three months ended March 31, 2014, approximately 373,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $5.13, were not included in the calculation because the effect would have been anti-dilutive.  For the three months ended March 31, 2013, approximately 640,000 options to purchase shares of common stock with exercise prices greater than the average fair market value of our stock of $3.64, were not included in the calculation because the effect would have been anti-dilutive.

4.	Investments

Onvia classifies short-term and long-term investments in debt securities as available-for-sale, stated at fair value as summarized in the following tables (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
U.S. Government backed securities	$987	$1	$-	$988
Certificates of Deposit (1)	4,363	-	-	4,363
Total Short-Term Investments	5,350	1	-	5,351
Long-Term Investments
U.S. Government backed securities	760	-	-	760
Certificates of Deposit (1)	90	-	-	90
Total Long-Term Investments	850	-	-	850
Total Investments	$6,200	$1	$-	$6,201

(1) We evaluated certificates of deposits held as of March 31, 2014 and concluded that they meet the definition of securities as available for sale.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
U.S. Government backed securities	$2,252	$-	$-	$2,252
Certificates of Deposit (1)	3,212	-	(1)	3,211
Total Short-Term Investments	5,464	-	(1)	5,463
Long-Term Investments
Certificates of Deposit (1)	90	-	-	90
Total Long-Term Investments	90	-	-	90
Total Investments	$5,554	$-	$(1)	$5,553

(1) We evaluated certificates of deposits held as of December 31, 2013 and concluded that they meet the definition of securities as available for sale.

Onvia accounts investments available for sale according to their fair values, which is defined as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company utilizes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following are the three levels of inputs that may be used to measure fair value:

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

The following tables summarize, by major security type, investments classified as available-for-sale at March 31, 2014 and at December 31, 2013, stated at fair value (in thousands):

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Balance as of March 31, 2014

U.S. Government backed securities	$-	$1,748	$-	$1,748
Certificates of Deposit	-	4,453	-	4,453
	$-	$6,201	$-	$6,201

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Balance as of December 31, 2013

U.S. Government backed securities	$-	$2,252	$-	$2,252
Certificates of Deposit	-	3,301	-	3,301
	$-	$5,553	$-	$5,553

There were no transfers in or out of Level 1 or Level 2 investments during the first quarter of 2014 and fourth quarter of 2013, and there was no activity in Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid expenses	$873	$526
Interest receivable	9	14
Other receivables	29	30
	$911	$570

6.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Computer equipment	$3,624	$3,576
Software	1,851	1,837
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	6,465	6,403

Less accumulated depreciation and amortization	(4,782)	(4,630)

Net book value	$1,683	$1,773

During the first quarter of 2014, Onvia disposed $31,000 of fully depreciated computer equipment. No assets were disposed during the first quarter of 2013.

Depreciation expense was $183,000 and $190,000 for the three months ended March 31, 2014 and 2013, respectively.

7.	Internal Use Software

Onvia capitalizes qualifying computer software costs incurred during the “application development stage” and other costs. Amortization of these costs begins once the product is ready for its intended use. These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the three months ended March 31, 2014 and March 31, 2013.

The following table presents a roll-forward of capitalized internal use software for the three months ended March 31, 2014 (in thousands):

	Balance at December 31, 2013	Additions	Balance at March 31, 2014
Capitalized Internal Use Software	$15,104	$588	$15,692
Accumulated amortization	(9,671)	(633)	(10,304)
	$5,433	$(45)	$5,388

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Payroll and related liabilities	$585	$715
Taxes payable and other	113	245
	$698	$960

Other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Obligations under capital leases, current portion	$23	$18
Deferred rent, current portion	41	37
Other Current Liabilities	126	189
	$190	$244

9.	Commitments and Contingencies

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

As of March 31, 2014, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2014	$605	$6	$611
2015	760	-	760
2016	780	-	780
2017	873	-	873
2018	896	-	896
2019 and thereafter	2,179	-	2,179
	$6,093	$6	$6,099

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from April 2014 to 2016.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2014	$548
2015	331
2016	248
$1,127

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

10.	Income Taxes

As of December 31, 2013 and March 31, 2014, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of December 31, 2013 and March 31, 2014, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $73 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of March 31, 2014 and December 31, 2013, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the unaudited condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to historical information, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “anticipates,” “should,” “expects,” “plans,” “intends,” “indicates” and similar expressions identify forward-looking statements.  Forward-looking statements include, but are not limited to, statements about our future results of operations, the progress to be made on the 2014 initiatives, Onvia’s future financial flexibility and future cash flows and Onvia’s future product and content offerings.  Such statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors, which may cause actual events to be materially different from those expressed or implied by such forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:  Onvia’s new “target market” strategy fails to increase contract value of new customers; Onvia’s Client Success reorganization fails to improve sales penetration and client retention rates, especially first year client retention rates; adoption of Onvia’s new product releases is slower than expected and fails to improve sales penetration and client retention rates; and Onvia’s technology fails to handle the increased demands on its infrastructure caused by increasing network traffic and the volume of aggregated data.

Additional information on factors that may impact these forward-looking statements can be found under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report, in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.  Onvia assumes no obligation to update forward-looking statements as a result of new information or future events or developments, except as may be required by law.  The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

Our procurement solutions include proprietary content and analytical tools that deliver essential insight and intelligence necessary to win more business with state, local and federal governments.  Onvia’s target client prospects operate regionally or nationally, have a long-term strategic interest in the public sector and focus primarily on the decentralized State, Local and Education (SLED) market.  We believe this model will produce higher margins, providing the flexibility to price products based upon the value that we create for clients, not based upon the cost of fulfillment.

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

Over the last three years we have repositioned Onvia’s value proposition from an aggregator of public procurement documents to a provider of comprehensive public sector business intelligence and rebuilt the foundation of the business which we believe is now positioned to generate accelerating subscription revenue and Adjusted EBITDA (see below for more information regarding Adjusted EBITDA).

Onvia was incorporated in January 2000 in the state of Delaware.  Our principal corporate office is located in Seattle, Washington.  Our securities trade on The NASDAQ Capital Market under the symbol ONVI.

Strategic Initiatives

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

In 2014, Onvia management is focused on four new initiatives intended to accelerate subscription revenue and Adjusted EBITDA by leveraging the solid foundation built over the last three years.  These four initiatives are:

•
Our first 2014 initiative is to accelerate the acquisition of the new clients within the defined verticals of the new target market.  We will measure the success of this initiative by the overall growth in new client bookings and ACVC year over year.

The first quarter of 2014 was our first full quarter selling into our new target market of companies with a national or regional geographic focus.  While national and regional bookings in the first quarter of 2014 were down 2% compared to the same period last year, the ACVC for new clients grew 93% to $16,577 from $8,595 in the first quarter of 2013.  In addition, first year retention for national and regional clients is significantly higher than first year retention for the smaller multi-state prospects, which were eliminated from our new target market.  We believe, the higher ACVC and first year retention for target market clients helps to validate the new target market, and translates into an improved business model for Onvia.

•
Our second initiative is to improve first year client retention and renew tenured, long term clients within the target market.  Beginning first quarter of 2014, the client success teams were reorganized to focus on three specific objectives: client retention, first year client on-boarding and contract upgrades.  The new teams should continue to improve client retention over the course of 2014 and have an even greater impact in 2015.  Dollar retention (see definition below) measures the long term effectiveness of these initiatives.  For the twelve months ended March 31, 2014, dollar retention was 85%, down from 86% in the same period last year, but flat compared to twelve months ended December 31, 2013.

•
Our third initiative is to maximize growth within the existing client base.  We will measure the success of this initiative through growth in a new metric, dollar retention, which we started to present in the first quarter of 2014.

A team that specializes in expanding existing clients’ investment in our solution was created as part of the Client Success reorganization in the first quarter of 2014.  We believe, early results are encouraging; contract upgrades increased 76% in the first quarter of 2014 compared to the same period in 2013.  Our management continues to believe that there is significant opportunity to expand the adoption of Onvia’s solutions deeper into its client organization.  By meeting more business objectives, the partnership with clients is strengthened, which should drive improvements in ACVC and increase the lifetime value of each client.

•
Our fourth and final initiative is to continue to drive enhancements to our existing platform and to provide innovative new solutions that make Onvia a strategic business partner with our clients.  We will measure this initiative based upon effectiveness of our strategic product releases and their impact on new client ACVC and dollar retention.

We are in the process of converting our clients from a static PDF guide to an online guide with much greater functionality and an enhanced user experience.  This transition should be completed in the second quarter of 2014.  In addition to an enhanced user experience, we will be able to improve our tracking of client usage patterns which will help us align our investment in content more closely to the needs of our target audience.

We are also completing our development work on Onvia 7 which will significantly improve the usability of the Onvia platform, and more effectively deliver the right content to the right clients.  Onvia 7 is expected to be commercially available in early third quarter of 2014.

Executive Summary of Operations and Financial Position

Our target clients are businesses that are strategically focused on selling their goods and services into the public sector.  As discussed above, we sell into this market through two sales channels: businesses that leverage our information for their own internal use and businesses that license our content for redistribution or resale (i.e. content license).

Prior to 2011, our target market was extremely broad, and we acquired a large number of non-strategic clients that were not adequately profitable.  We no longer invest in acquiring non-strategic clients, and our client base has declined as a result of this decision to transition to our more profitable target market.

We manage the business using the following key client metrics:

Annual Contract Value, or ACV
Annual contract value represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter.  ACV is driven by Annual Contract Value per Client (ACVC) and the number of clients. Most of our revenues are generated from subscription contracts, which are typically prepaid and have a minimum term of one year, with revenues recognized ratably over the term of the subscription.  We also receive revenue from multi-year content distribution partnerships, stand-alone management reports, document download services, and list rental services, which are not included in the calculation of ACV.  Content license contracts are excluded from ACV.

ACV increased by 4% to $20.3 million in the first quarter of 2014 from $19.6 million for the same period one year ago.  Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.

Due to the introduction of dollar retention, we are now presenting ACV using the methodology from which dollar retention is derived.  ACV for prior periods has been updated to reflect the new methodology.  Historical growth rates and trends in ACV are unchanged under the new presentation of ACV.  Using the new methodology, ACV was $20.3 million at both March 31, 2014 and December 31, 2013, compared to the $19.6 million for both periods calculated under the previous methodology.  We believe that updating our presentation of ACV will provide more clarity for stockholders when evaluated in conjunction with dollar retention.

Dollar Retention
We are reporting dollar retention for the first time this quarter which measures the dollars renewed on the available base of expiring contracts over the preceding twelve months. Dollar retention is calculated on a percentage basis by dividing the contract value of subscription contracts renewed, including the value of contract upgrades, during the most recent twelve-month period by the total value of subscription contracts expiring over the same period.  Dollar retention measures the percentage of dollars retained from the population of expiring contracts over a twelve month period.  In the twelve months ended March 31, 2014, dollar retention was 85%  compared to 86% in the twelve months ended March 31, 2013 and flat compared to the twelve months ended December 31, 2013.  Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period.  Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

At the end of the first quarter, our total client base decreased 9% to 3,500 clients compared to 3,850 clients in the same year-ago period.  Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at higher ACVC.  We believe that ACV is a better measure of quarterly sales activity than number of clients.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC increased 14% to $5,789 in the first quarter of 2014 compared to $5,083 in the first quarter of 2013.  ACVC for new clients increased 93% to $16,577 from $8,595 in the first quarter of 2013.  Growth in ACVC demonstrates that an increasing number of clients have a strategic interest in the public sector at a regional or national level.  Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

ACVC for previously reported periods has been updated in order to be consistent with the new ACV methodology.  ACVC was $5,597 and $5,387 at March 31, 2014 and December 2013, respectively, calculated under the previous methodology.

Adjusted EBITDA
Adjusted EBITDA is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of the company’s liquidity.  Onvia defines Adjusted EBITDA as net income/(loss) before interest expense and other non-cash financing costs; taxes; depreciation; amortization; and non-cash stock-based compensation.  Other companies (including Onvia’s competitors) may define Adjusted EBITDA differently.  Onvia presents Adjusted EBITDA because it believes Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size. Management also uses this information internally for forecasting and budgeting.  It may not be indicative of the historical operating results of Onvia nor is it intended to be predictive of potential future results.  Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.

The following table provides a reconciliation of GAAP Net Loss to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
GAAP net loss	$(89)	$(2,419)	$(120)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(3)	(4)	(9)
Depreciation and amortization	816	779	760
Amortization of stock-based compensation	54	74	73
Provision for income tax	-	2,175	-

Adjusted EBITDA	$778	$605	$704

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2014	2013
Revenue	$5,616	$5,498

Revenue:
Subscription	89%	87%
Content license	9%	9%
Management information reports	1%	3%
Other	1%	1%
Total revenue	100%	100%

Subscription revenue for the quarter ended March 31, 2014 grew 6% to $5.0 million over the same period in 2013.  The Company’s annual operating initiatives are designed to drive subscription revenue growth.

Total revenue for the quarter ended March 31, 2014 was $5.6 million, up by 2% compared to the same period last year.  Growth in total revenues was slower than growth in subscription revenue in part because management reports revenue was down as planned by 68% year over year.  In 2013, we removed custom market intelligence reports from certain subscription bundles to be consistent with our objective of driving the majority of our business toward recurring revenue.  As a result, management reports revenue was down as we continue our transition away from this revenue source.

Cost of revenue for the three months ended March 31, 2014 and March 31, 2013 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended March 31,	$932	$923	$9	1%
Percentage of Revenue	17%	17%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The increase for the comparable three month periods was due to individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2014 and March 31, 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended March 31,	$2,874	$2,859	$15	1%
Percentage of Revenue	51%	52%

The increase in expenses for the comparable three month periods was due to individually immaterial changes.

Technology and Development

Technology and development expenses for the three months ended March 31, 2014 and March 31, 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended March 31,	$1,073	$998	$75	8%
Percentage of Revenue	19%	18%

The increase in expenses for the comparable three month periods is primarily related to a $77,000 increase in payroll related expenses due to increased headcount and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three months ended March 31, 2014 and March 31, 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended March 31,	$829	$847	$(18)	(2%)
Percentage of Revenue	15%	15%

The decrease in expenses for the comparable three month periods was due to individually immaterial changes.

Interest and Other Income, Net

Net interest and other income was $3,000 for the three months ended March 31, 2014, compared to $9,000 for the same period in 2013.

Net Income and Net Income per Share

We reported net loss of $89,000 for the three months ended March 31, 2014 compared to net loss of $120,000 for the same period of 2013.  On a diluted per share basis, net loss was $(0.01) for the three months ended March 31, 2014 and 2013.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenues, goodwill and intangibles impairment, the useful lives of tangible and intangible assets, valuation allowances for receivables, stock-based compensation expense, valuation allowances for deferred income taxes and liabilities and contingencies.  The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.  Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q.  Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments.  Our combined cash and cash equivalents and available for sale investments were $7.8 million at March 31, 2014.  At March 31, 2014, we held $6.2 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.  From December 31, 2013 to March 31, 2014, our cash, cash equivalents and available for sale investments increased by approximately $200,000 as a result of cash provided by operating and financing activities for the three months ended March 31, 2014.

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

Operating Activities
Net cash provided by operating activities was $722,000 for the three months ended March 31, 2014, compared to $957,000 in the same period in the prior year. The decrease in operating cash flow is primarily due to timing of payments to vendors and suppliers.

Investing Activities
Net cash used in investing activities was $1.3 million in the three months ended March 31, 2014, compared to $1.8 million of net cash provided by investing activities in the same period in 2013.  We purchased $4.3 million in available for sale investments during the first three months of 2014 compared to $3.0 million in the same period in 2013. During the first quarter of 2014 we received $3.6 million from the sale and maturity of investments, compared to $5.6 million during the same period of 2013.  Capital expenditures decreased by $132,000 in the first three months of 2014 compared to the same period in 2013.

Financing Activities
Net cash provided by financing activities was $142,000 in the three months ended March 31, 2014, compared to $57,000 in the same period of 2013.  The increase in cash provided by financing activities is due to $124,000 increase in proceeds from stock option exercises partially offset by a $39,000 increase in lease payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2014.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2014.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Number	Description

4.2	Amended and Restated Section 382 Rights Agreement, dated April 24, 2014, by and between Onvia, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series RA Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference from Exhibit 4.2 to Onvia’s Form 8-A/A filed on April 29, 2014)

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Date:  May 14, 2014