Form 10-Q
period 2014-06-30
ONVIA INC
filed 2014-08-11
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common stock, par value $.0001 per share: 7,396,459 shares outstanding as of July 31, 2014.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,003	$4,817	$10,028	$9,578
Content license	463	506	937	999
Management information reports	42	106	95	272
Other	59	75	123	153

Total revenue	5,567	5,504	11,183	11,002

Cost of revenue (exclusive of depreciation and amortization included below)	955	966	1,887	1,889

Gross margin	4,612	4,538	9,296	9,113

Operating expenses:
Sales and marketing	2,830	2,688	5,704	5,547
Technology and development	976	1,066	2,049	2,064
General and administrative	925	878	1,754	1,725

Total operating expenses	4,731	4,632	9,507	9,336

Loss from operations	(119)	(94)	(211)	(223)

Interest and other income, net	2	6	5	15

Net loss	$(117)	$(88)	$(206)	$(208)

Unrealized loss on available-for-sale securities	(1)	(2)	-	(2)

Comprehensive loss	$(118)	$(90)	$(206)	$(210)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average shares outstanding	7,395	7,367	7,373	7,957

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$854	$2,073
Short-term investments, available-for-sale	6,725	5,463
Accounts receivable, net of allowance for doubtful accounts of $27 and $25	1,119	1,333
Prepaid expenses and other current assets	700	570

Total current assets	9,398	9,439

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,613	1,773
Internal use software, net of accumulated amortization	5,340	5,433
Long-term investments	91	90
Other long-term assets	173	174

Total long term assets	7,217	7,470

TOTAL ASSETS	$16,615	$16,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$748	$834
Accrued expenses	789	960
Unearned revenue, current portion	7,803	7,770
Other current liabilities	133	244

Total current liabilities	9,473	9,808

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	566	650
Deferred rent, net of current portion	623	586
Other long-term liabilities	81	98

Total long term liabilities	1,270	1,334

TOTAL LIABILITIES	10,743	11,142

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,639,266 and 8,577,732 shares issued; and 7,396,459 and 7,345,189 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 1,242,807 shares	(4,398)	(4,398)
Additional paid in capital	353,769	353,458
Accumulated deficit	(343,500)	(343,294)

Total stockholders’ equity	5,872	5,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,615	$16,909

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206)	$(208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,619	1,515
Idle lease accrual	-	(74)
Stock-based compensation	84	138
Change in operating assets and liabilities:
Accounts receivable	214	227
Prepaid expenses and other assets	(130)	24
Accounts payable	(152)	(28)
Accrued expenses	(171)	(73)
Unearned revenue	(51)	40
Deferred rent	46	65

Net cash provided by operating activities	1,253	1,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(174)	(422)
Additions to internal use software	(1,138)	(1,066)
Purchases of investments	(6,201)	(5,362)
Sales of investments	1,570	2,881
Maturities of investments	3,370	5,006
Return of security deposits	-	(150)

Net cash (used in) / provided by investing activities	(2,573)	887

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(126)	(201)
Repurchase of stock	-	(4,398)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	227	100

Net cash provided by / (used in) financing activities	101	(4,499)

Net decrease in cash and cash equivalents	(1,219)	(1,986)

Cash and cash equivalents, beginning of period	2,073	3,888

Cash and cash equivalents, end of period	$854	$1,902

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$-	$(2)
Property and equipment additions in accounts payable	(68)	(6)
Internal use software additions in accounts payable	(253)	(220)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary in the three and six month periods ended June 30, 2014 or 2013.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report”).

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, allowance for doubtful accounts, capitalization of costs for internally developed software, recoverability of long-lived assets, including internally developed software, and the valuation allowance for Onvia’s net deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from the Company’s estimates.  In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Onvia in the first quarter of 2017; early adoption is not permitted. The Company is currently assessing the impact the guidance will have upon adoption.

2.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$1	$2	$3	$4
Sales and marketing	(14)	8	(5)	18
Technology and development	5	12	11	25
General and administrative	38	43	75	91

Total stock-based compensation	$30	$65	$84	$138

3.	Loss per Share

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

The following table sets forth the computation of basic and diluted net income or loss per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(117)	$(88)	$(206)	$(208)

Shares used to compute basic net loss per share	7,395	7,367	7,373	7,957
Dilutive potential common shares:
Stock options	-	-	-	-
Shares used to compute diluted net loss per share	7,395	7,367	7,373	7,957
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

For the three and six months ended June 30, 2014, stock options to purchase approximately 1,085,000 and 1,105,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

For the three and six months ended June 30, 2013, stock options to purchase approximately 445,000 and 478,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

4.	Investments

Onvia classifies short-term and long-term investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
U.S. Government backed securities	$1,746	$-	$-	$1,746
Certificates of Deposit (1)	4,979	-	-	4,979
Total Short-Term Investments	6,725	-	-	6,725
Long-Term Investments
Certificates of Deposit (1)	91	-	-	91
Total Long-Term Investments	91	-	-	91
Total Investments	$6,816	$-	$-	$6,816

(1) We evaluated certificates of deposits held as of June 30, 2014 and concluded that they meet the definition of securities as available for sale.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
U.S. Government backed securities	$2,252	$-	$-	$2,252
Certificates of Deposit (1)	3,212	-	(1)	3,211
Total Short-Term Investments	5,464	-	(1)	5,463
Long-Term Investments
Certificates of Deposit (1)	90	-	-	90
Total Long-Term Investments	90	-	-	90
Total Investments	$5,554	$-	$(1)	$5,553

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

The following table summarizes, by major security type, investments classified as available-for-sale at June 30, 2014 and at December 31, 2013 , stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2014
	Level 1	Level 2	Level 3	Balance as of June 30, 2014

U.S. Government backed securities	$-	$1,746	$-	$1,746
Certificates of Deposit	-	5,070	-	5,070
	$-	$6,816	$-	$6,816

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Balance as of December 31, 2013

U.S. Government backed securities	$-	$2,252	$-	$2,252
Certificates of Deposit	-	3,301	-	3,301
	$-	$5,553	$-	$5,553

There were no transfers in or out of Level 2 investments during the first six months of 2014 and fourth quarter of 2013, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses	$672	$526
Interest receivable	11	14
Other receivables	17	30
	$700	$570

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Computer equipment	$3,728	$3,576
Software	1,856	1,837
Furniture and fixtures	107	107
Leasehold improvements	883	883

Total cost basis	6,574	6,403

Less accumulated depreciation and amortization	(4,961)	(4,630)

Net book value	$1,613	$1,773

Depreciation expense was $179,000 and $362,000 for the three and six months ended June 30, 2014, respectively, compared to $175,000 and $365,000, respectively, for the same periods of 2013.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the six months ended June 30, 2014 and 2013.

The following table presents a roll-forward of capitalized internal use software for the six months ended June 30, 2014 (in thousands):

	Balance at December 31, 2013	Additions	Balance at June 30, 2014
Capitalized Internal Use Software	$15,104	$1,165	$16,269
Accumulated amortization	(9,671)	(1,258)	(10,929)
	$5,433	$(93)	$5,340

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Payroll and related liabilities	$691	$715
Taxes payable and other	98	245
	$789	$960

Other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Obligations under capital leases, current portion	$23	$18
Deferred rent, current portion	47	37
Other current liabilities	63	189
	$133	$244

9.	Commitments and Contingencies

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

As of June 30, 2014, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2014	$403	$2	$405
2015	760	-	760
2016	780	-	780
2017	873	-	873
2018	896	-	896
2019 and thereafter	2,179	-	2,179
	$5,891	$2	$5,893

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

Purchase Obligations

2014	$414
2015	334
2016	246
$994

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

10.	Provision for Income Taxes

As of December 31, 2013 and June 30, 2014, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of June 30, 2014 and December 31, 2013, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $73 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of June 30, 2014 and December 31, 2013, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the unaudited condensed consolidated balance sheets.

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

Additional information on factors that may impact these forward-looking statements can be found under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report, in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.  Onvia assumes no obligation to update forward-looking statements as a result of new information or future events or developments, except as may be required by law.  The following discussion should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes thereto.

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

•
Our first 2014 initiative is to accelerate the acquisition of the new clients within the defined verticals of the new target market.  We will measure the success of this initiative by the overall growth in new client bookings and Annual Contract Value per Client (ACVC) year over year.

This quarter was our second full quarter selling into our new target market of companies with a national or regional geographic focus.  National and regional bookings in the second quarter of 2014 were up 37% compared to the same period last year, while the ACVC for new clients grew 63% to $15,759 from $9,666 in the second quarter of 2013.  Our new go to market strategy is intended to leverage the benefits of a very focused business model, which include accelerated bookings growth, higher ACVs and better retention.  In the short term, as the sales force changed its focus to prospects that fit the national or regional profile, we expected new client acquisitions to temporarily slow, which occurred in the first quarter of 2014.  In the second quarter, total acquisition bookings grew 9% over the second quarter of last year and bookings from the new target market more than offset the impact of eliminating the multi-state opportunity.  The higher ACVC and first year retention for target market clients continue to validate our new target market and translates into an improved business model.

•
Our second initiative is to improve first year client retention and renew tenured, long term clients within the target market.  In the first quarter of 2014, the client success teams were reorganized to focus on three specific objectives: client retention, first year client on-boarding and contract upgrades.  The new teams should continue to improve client retention over the course of 2014 and have an even greater impact in 2015.  Dollar retention is a measurement of how effectively these teams achieve these objectives.  For the twelve months ended June 30, 2014, dollar retention increased to 86%, up from 85% in the same period last year and in the twelve months ended March 31, 2014.

•
Our third initiative is to maximize growth within the existing client base.  We will measure the success of this initiative through growth in a new metric, dollar retention, which we started to present in the first quarter of 2014.

In the first quarter of 2014, we created a team that specializes in increasing clients’ investment in our solution.  We believe the results continue to be encouraging; contract upgrades increased 49% in the second quarter of 2014 compared to the same period in 2013.  Management continues to believe that there is significant opportunity to expand the adoption of our solutions deeper into our client organizations.  By meeting more business objectives, the partnership with clients is strengthened which should drive improvements in ACVC and increase the lifetime value of each client.

•
Our fourth and final initiative is to continue to drive enhancements to our existing platform and to provide innovative new solutions that make Onvia a strategic business partner with our clients.  We will measure this initiative based upon effectiveness of our strategic product releases and their impact on new client ACVC and dollar retention.

We successfully converted our clients from a static PDF guide to an online guide with much greater functionality and an enhanced user experience.  The customer feedback from this transition has been positive and the transition was completed with minimal impact to clients. In addition to an enhanced user experience, the online guide provides us with improved tracking of client usage patterns, which should help us align our investment in content more closely to the needs of our target audience.

We are completing our development work on Onvia 7 which should significantly improve the usability of the Onvia platform, and drive greater relevancy of search results for clients.  Onvia 7 is expected to be commercially available by the end of 2014.

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

We manage the business using the following key client metrics:

Annual Contract Value, or ACV
Annual contract value represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter.  ACV is driven by ACVC and the number of clients. Most of our revenues are generated from subscription contracts Annual Contract Value per Client, which are typically prepaid and have a minimum term of one year, with revenues recognized ratably over the term of the subscription.  We also receive revenue from multi-year content distribution partnerships, stand-alone management reports, document download services, and list rental services, which are not included in the calculation of ACV.  Content license contracts are excluded from ACV.

ACV increased by 3% to $20.3 million in the second quarter of 2014 from $19.7 million for the same period one year ago.  Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.

Dollar Retention
We are reporting dollar retention for the second time this year which measures the dollars renewed on the available base of expiring contracts over the preceding twelve months. Dollar retention is calculated on a percentage basis by dividing the contract value of subscription contracts renewed, including the value of contract upgrades, during the most recent twelve-month period by the total value of subscription contracts expiring over the same period.  Dollar retention measures the percentage of dollars retained from the population of expiring contracts over a twelve month period.

In the twelve months ended June 30, 2014, dollar retention was 86% compared to 85% in the twelve months ended June 30, 2013.  Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period.  Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

At the end of the second quarter, our total client base decreased 11% to 3,400 clients compared to 3,800 clients in the same year-ago period.  Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at higher ACVC.  We believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC increased 16% to $5,999 in the second quarter of 2014 compared to $5,174 in the second quarter of 2013.  ACVC for new clients increased 63% to $15,759 from $9,666 in the second quarter of 2013.  The continued growth in ACVC demonstrates our success in acquiring clients with strategic interest in the public sector at a regional or national level.  Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

The following table provides a reconciliation of GAAP Net Loss to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2014	2014	2013	2014	2013
GAAP net loss	$(117)	$(89)	$(88)	$(206)	$(208)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(2)	(3)	(6)	(5)	(15)
Depreciation and amortization	803	816	755	1,619	1,515
Stock-based compensation	30	54	65	84	138

Adjusted EBITDA	$714	$778	$726	$1,492	$1,430

Seasonality

Our client acquisition business is subject to some seasonal fluctuations.  The second and third quarters are generally slower than the first and fourth quarters for client acquisition.  Infrastructure is our single largest market and these prospects are typically engaged on projects during the spring and summer months, not prospecting for new work, which causes new client acquisition to decline compared to the first and fourth quarters in the year.  For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and so in addition to sequential quarter comparisons, our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$5,567	$5,504	$11,183	$11,002

Revenue:
Subscription	90%	88%	90%	87%
Content license	8%	9%	8%	9%
Management information reports	1%	2%	1%	3%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

In the second quarter of 2014, subscription revenue grew by 4% to $5.0 million over the second quarter of 2013.  The first quarter decline in acquisition bookings impacted the subscription revenue growth rate in the second quarter of 2014. The 2014 operating initiatives are intended to drive subscription revenue growth.

Total revenue for the quarter ended June 30, 2014 was $5.6 million, up by 1% compared to the same period last year.  In addition to subscription revenue, total revenue includes content license and report revenue. Report revenue is expected to stabilize by the end of 2014. One-time reports previously recognized as report revenue are now included as a component of our subscription solutions.  This is consistent with our objective of driving the majority of our business toward recurring revenue.

Cost of revenue for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$955	$966	$(11)	(1%)
Percentage of Revenue	17%	18%
Six months ended June 30,	1,887	1,889	$(2)	(0%)
Percentage of Revenue	17%	17%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable three and six month periods was due to individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$2,830	$2,688	$142	5%
Percentage of Revenue	51%	49%
Six months ended June 30,	5,704	5,547	$157	3%
Percentage of Revenue	51%	50%

The increase in expenses for the comparable three month periods is primarily comprised of $93,000 increase in commission expenses as a result of increase in bookings, $50,000 of severance costs related to a sales position and other individually immaterial changes.

The increase in expenses for the comparable six month periods is primarily related to a $123,000 increase in commission expenses as a result of higher bookings, a $45,000 increase in amortization costs as a result of launch of several new products in the last 12 months, a $37,000 increase in amortization costs of software licenses and other individually immaterial changes.

Technology and Development

Technology and development expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$976	$1,066	$(90)	(8%)
Percentage of Revenue	18%	19%
Six months ended June 30,	2,049	2,064	$(15)	(1%)
Percentage of Revenue	18%	19%

The decrease in expenses for the comparable three month periods is primarily comprised of a $93,000 decrease in contract labor costs and other individually immaterial changes.

The decrease in expenses for the comparable six month periods is primarily attributed to a $126,000 decrease in contract labor costs because we used contractors to cover open headcount in 2013 and we negotiated a short-term rate reduction with a contractor for $50,000 in the second quarter of 2014, offset by a $63,000 increase in amortization costs as a result of launch of several new products in the last 12 months, a $56,000 increase in amortization costs of software licenses and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$925	$878	$47	5%
Percentage of Revenue	17%	16%
Six months ended June 30,	1,754	1,725	$29	2%
Percentage of Revenue	16%	16%

The increase in expenses for the comparable three month periods is primarily related to a $67,000 increase in professional services costs primarily due to legal costs incurred related to our enforcement of a non-compete agreement with a former employee, and a $47,000 increase in payroll related costs primarily due to additional headcount in our human resource department, partially offset by a $68,000 decrease in bad debt expense primarily related to a write off of bad debt in the second quarter of 2013 and other individually immaterial changes.

The increase in expenses for the comparable six month periods was due to individually immaterial changes.

Interest and Other Income, Net
Net interest and other income was $2,000 and $5,000 for the three and six months ended June 30, 2014, respectively, compared to $6,000 and $15,000, respectively, for the same periods in 2013. Interest expense is immaterial for the three and six months ended June 30, 2014 and 2013.

Net Loss and Net Loss per Share
Net loss for the three months and six months ended June 30, 2014 was $117,000 and $206,000, respectively compared to net loss of $88,000 and $208,000, respectively, for the same periods in 2013.   On a diluted per share basis, net loss was $0.02 and $0.03 for the three and six months ended June 30, 2014, respectively compared to net loss of $0.01and $0.03 for the three and six months ended June 30, 2013.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including, but not limited to, those affecting revenues, goodwill and intangibles impairment, capitalization of costs for internally developed software, the useful lives of tangible and intangible assets, valuation allowances for receivables, stock-based compensation expense, and income taxes.  The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.

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

See Note 1 to the unaudited Consolidated Financial Statements for the issuance of new accounting pronouncements during fiscal 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments.  Our combined cash and cash equivalents and available for sale investments were $7.7 million at June 30, 2014.  At June 30, 2014, we held $6.8 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.  From December 31, 2013 to June 30, 2014, our cash, cash equivalents and available for sale investments slightly increased as a result of cash provided by operating activities for the six months ended June 30, 2014.

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

Operating Activities
Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2014, compared to $1.6 million in the same period in the prior year. The decrease in operating cash flow is due primarily to the timing of payments to vendors.

Investing Activities
Net cash used in investing activities was $2.6 million in the six months ended June 30, 2014, compared to $887,000 of net cash provided by investing activities in the same period in 2013.  The decrease of $3.5 million in cash provided by investing activities is attributable to a $2.9 million decrease in sales and maturities of investments and an $839,000 million increase in purchases of investments, partially offset by a decrease of $176,000 in additions to property and equipment and internal use software.  In addition, there was a $150,000 decrease of our security deposit for the lease of our corporate headquarters.

Financing Activities
Net cash provided by financing activities was $101,000 in the six months ended June 30, 2014, compared to $4.5 million of net cash used in financing activities in the same period of 2013.  The increase in cash provided by financing activities is due to $4.4 million of stock repurchase in the six months ended June 30, 2013, a $127,000 increase in proceeds from stock options exercises and a $75,000 decrease in principal payments on capital lease.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2014.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2014.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Date:  August 11, 2014