Form 10-Q
period 2014-09-30
ONVIA INC
filed 2014-11-12
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common stock, par value $.0001 per share: 7,396,459 shares outstanding as of October 31, 2014.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,131	$4,831	$15,159	$14,409
Content license	480	462	1,417	1,461
Management information reports	34	76	129	348
Other	55	73	178	226

Total revenue	5,700	5,442	16,883	16,444

Cost of revenue (exclusive of depreciation and amortization included below)	906	961	2,793	2,850

Gross margin	4,794	4,481	14,090	13,594

Operating expenses:
Sales and marketing	2,943	2,822	8,647	8,369
Technology and development	989	975	3,038	3,039
General and administrative	906	785	2,660	2,510

Total operating expenses	4,838	4,582	14,345	13,918

Loss from operations	(44)	(101)	(255)	(324)

Interest and other income, net	2	3	7	18

Net loss	$(42)	$(98)	$(248)	$(306)

Unrealized (loss) / gain on available-for-sale securities	(1)	1	(1)	(1)

Comprehensive loss	$(43)	$(97)	$(249)	$(307)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted weighted average shares outstanding	7,396	7,329	7,381	7,746

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,635	$2,073
Short-term investments, available-for-sale	6,347	5,463
Accounts receivable, net of allowance for doubtful accounts of $27 and $25	1,256	1,333
Prepaid expenses and other current assets	561	570

Total current assets	9,799	9,439

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,463	1,773
Internal use software, net of accumulated amortization	5,214	5,433
Long-term investments, available-for-sale	91	90
Other long-term assets	182	174

Total long term assets	6,950	7,470

TOTAL ASSETS	$16,749	$16,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$742	$834
Accrued expenses	799	960
Unearned revenue, current portion	8,079	7,770
Other current liabilities	76	244

Total current liabilities	9,696	9,808

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	496	650
Deferred rent, net of current portion	606	586
Other long-term liabilities	75	98

Total long term liabilities	1,177	1,334

TOTAL LIABILITIES	10,873	11,142

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,639,266 and 8,577,732 shares issued; and 7,396,459 and 7,345,189 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 1,242,807 shares	(4,398)	(4,398)
Additional paid in capital	353,816	353,458
Accumulated other comprehensive loss	(1)	-
Accumulated deficit	(343,542)	(343,294)

Total stockholders’ equity	5,876	5,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,749	$16,909

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(248)	$(306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,404	2,272
Idle lease accrual	-	(74)
Stock-based compensation	130	204
Change in operating assets and liabilities:
Accounts receivable	77	122
Prepaid expenses and other assets	-	95
Accounts payable	(26)	(92)
Accrued expenses	(161)	13
Unearned revenue	155	157
Deferred rent	35	61

Net cash provided by operating activities	2,366	2,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(270)	(650)
Additions to internal use software	(1,688)	(1,605)
Purchases of investments	(9,606)	(8,390)
Sales of investments	1,570	3,256
Maturities of investments	7,152	7,425
Security deposits	-	(150)

Net cash used in investing activities	(2,842)	(114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(189)	(288)
Repurchase of stock	-	(4,398)
Proceeds from exercise of stock options	227	100

Net cash provided by / (used in) financing activities	38	(4,586)

Net decrease in cash and cash equivalents	(438)	(2,248)

Cash and cash equivalents, beginning of period	2,073	3,888

Cash and cash equivalents, end of period	$1,635	$1,640

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases under capital lease obligations	$(6)	$(122)
Property and equipment additions in accounts payable	(4)	(34)
Internal use software additions in accounts payable	(185)	(240)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Onvia, Inc. and its wholly owned subsidiary, collectively referred to as "Onvia" or the ”Company.”  There was no business activity in the subsidiary during the three and nine month periods ended September 30, 2014 or 2013.  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report”).

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

2.	Stock-Based Compensation and Stock Option Activity

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$1	$2	$4	$6
Sales and marketing	5	16	-	34
Technology and development	5	5	16	30
General and administrative	35	43	110	134
Total stock-based compensation	$46	$66	$130	$204

3.	Loss per Share

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

The following table sets forth the computation of basic and diluted net income or loss per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(42)	$(98)	$(248)	$(306)

Shares used to compute basic net loss per share	7,396	7,329	7,381	7,746
Dilutive potential common shares:
Stock options	-	-	-	-
Shares used to compute diluted net loss per share	7,396	7,329	7,381	7,746
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

For the three and nine months ended September 30, 2014, the weighted average effect of stock options to purchase approximately 1,076,049 and 1,094,999 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

For the three and nine months ended September 30, 2013, the weighted average effect of stock options to purchase approximately 404,000 and 470,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

4.	Investments

Onvia classifies short-term and long-term investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
Certificates of Deposit (1)	$6,348	$-	$(1)	$6,347
Total Short-Term Investments	6,348	-	(1)	6,347
Long-Term Investments
Certificates of Deposit (1)	91	-	-	91
Total Long-Term Investments	91	-	-	91
Total Investments	$6,439	$-	$(1)	$6,438

(1) We evaluated certificates of deposits held as of September 30, 2014 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, investments classified as available-for-sale at September 30, 2014 and at December 31, 2013 , stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2014
	Level 1	Level 2	Level 3	Balance as of September 30, 2014

Certificates of Deposit	$-	$6,438	$-	$6,438
	$-	$6,438	$-	$6,438

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Balance as of December 31, 2013

U.S. Government backed securities	$-	$2,252	$-	$2,252
Certificates of Deposit	-	3,301	-	3,301
	$-	$5,553	$-	$5,553

There were no transfers in or out of Level 2 investments during the first nine months of 2014 and fourth quarter of 2013, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid insurance	$138	$29
Prepaid software licences and maintenance	212	338
Prepaid expenses - other	198	159
Interest receivable	3	14
Other receivables	10	30
	$561	$570

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Computer equipment	$3,605	$3,576
Software	1,856	1,837
Furniture and fixtures	109	107
Leasehold improvements	883	883

Total cost basis	6,453	6,403

Less accumulated depreciation	(4,990)	(4,630)

Net book value	$1,463	$1,773

Depreciation expense was $176,000 and $538,000 for the three and nine months ended September 30, 2014, respectively, compared to $190,000 and $556,000, respectively, for the same periods of 2013.  Depreciation expense is included in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the nine months ended September 30, 2014 and 2013.

The following table presents a roll-forward of capitalized internal use software for the nine months ended September 30, 2014 (in thousands):

	Balance at December 31, 2013	Additions	Balance at September 30, 2014
Capitalized Internal Use Software	$15,104	$1,647	$16,751
Accumulated amortization	(9,671)	(1,866)	(11,537)
	$5,433	$(219)	$5,214

Amortization expense was $609,000 and $1.9 million for the three and nine months ended September 30, 2014, respectively, compared to $567,000 and $1.7 million, respectively, for the same periods of 2013. Amortization expense is included in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and related liabilities	$705	$715
Taxes payable and other	94	245
	$799	$960

Other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Obligations under capital leases, current portion	$24	$18
Deferred rent, current portion	52	37
Other current liabilities	-	189
	$76	$244

9.	Commitments and Contingencies

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

Rent expense is being recognized on a straight-line basis over the term of the lease.  Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2019.

As of September 30, 2014, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2014	$202	$5	$207
2015	760	20	780
2016	780	20	800
2017	873	20	893
2018	896	20	916
2019 and thereafter	2,178	9	2,187
	$5,689	$94	$5,783

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2014 to 2017.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2014	$304
2015	363
2016	277
2017	15
$959

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

As of December 31, 2013 and September 30, 2014, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of September 30, 2014 and December 31, 2013, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $73 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of September 30, 2014 and December 31, 2013, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the unaudited condensed consolidated balance sheets.

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

The third quarter of 2014 was our third full quarter selling into our new target market of companies with a national or regional geographic focus.  Total acquisition bookings declined in the third quarter of 2014 compared to the same period of 2013, however, national and regional acquisition bookings increased by 35% compared to the same period last year.  In addition, the ACVC for new clients grew 24% to $14,908 in the third quarter of 2014 from $12,053 in the third quarter of 2013.

The growth in national and regional acquisition bookings and corresponding improvement in ACVC continues to validate our adoption of a new target market strategy developed in October 2013.  In addition, we have begun to invest in content marketing which we expect will benefit new client acquisition through an increase in awareness and engagement from our target audience.  In particular, we experienced an increase in lead generation following the publishing of our quarterly SLED reports in the first and second quarter of 2014.

•
Our second initiative is to improve first year client retention and renew tenured, long term clients within the target market.  In the first quarter of 2014, the Client Success team was reorganized to focus on three specific objectives: client retention, first year client on-boarding and contract upgrades.  Dollar retention is a measurement of how effectively the Client Success team achieves these three short- and long-term objectives.  For the twelve months ended September 30, 2014, dollar retention increased to 88%, up from 84% in the same period last year.  Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period.  The fourth quarter of 2014 has a higher mix of first year clients that the previous quarters of 2014.

•
Our third initiative is to maximize growth within the existing client base.  In the first quarter of 2014, we created a team that specializes in increasing clients’ investment in our solution.  Contract upgrades are the primary measure of the results of this initiative. In the third quarter of 2014 contract upgrades increased 52% compared to the same period in 2013.  This growth in contract expansions provides further evidence that there is significant opportunity to expand the adoption of our solutions deeper into our client organizations.  We continue to believe that by meeting more business objectives, the partnership with clients is strengthened which should drive improvements in ACVC and increase the lifetime value of each client.

•
Our fourth and final initiative is to continue to drive enhancements to our existing platform and to provide innovative new solutions that make Onvia a strategic business partner with our clients.  The most significant achievement for this 2014 initiative occurred in October with the release of Onvia 7, a major upgrade to the Onvia platform.  We have adopted the latest technology to organize and structure the massive Onvia database of procurement intelligence.  This investment offers two key client benefits: it should be easier for clients to setup their own searches with aids resident on the platform and clients should receive only the most relevant search results eliminating the noise found in most search engines on the market today.

We have initiated a strategic partnership with SmartProcure, a provider of purchase order intelligence for the public sector.  Purchase order analytics should help clients identify new agency buyers, inform pricing strategies and understand the competitive landscape for its goods and services.  Purchase orders often include transactional information that is below the threshold for public disclosure which can provide clients with a competitive advantage.  Before the end of the year our clients will have the opportunity to access the SmartProcure database as an additional module on the Onvia platform for an additional fee.  This gives our clients access to actual purchase orders of their customers and prospects so they have greater visibility into actual spending by the agencies.

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

ACV increased by 7% to $21.1 million in the third quarter of 2014 from $19.8 million for the same period one year ago.  Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.  The growth rate in ACV can fluctuate from quarter to quarter based on timing of the amount of ACV available for renewal.

Dollar Retention
Since the first quarter of 2014 we have reported dollar retention which measures the dollars renewed on the available base of expiring contracts over the preceding twelve months. Dollar retention is calculated on a percentage basis by dividing the contract value of subscription contracts renewed, including the value of contract upgrades, during the most recent twelve-month period by the total value of subscription contracts expiring over the same period.  Dollar retention measures the percentage of dollars retained from the population of expiring contracts over a twelve month period.

In the twelve months ended September 30, 2014, dollar retention was 88% compared to 84% in the twelve months ended September 30, 2013.  Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period.  Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

At the end of the third quarter, our total client base decreased 9% to 3,350 clients compared to 3,700 clients in the same year-ago period and were flat compared to the second quarter of 2014.  Our strategy is to continue to improve profitability by acquiring and managing fewer strategic clients at higher ACVC.  We believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC increased 18% to $6,286 in the third quarter of 2014 compared to $5,333 in the third quarter of 2013.  ACVC for new clients increased 24% to $14,908 from $12,053 in the third quarter of 2013.  The continued growth in ACVC demonstrates our success in acquiring clients with strategic interest in the public sector at a regional or national level.  Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

The following table provides a reconciliation of GAAP Net Loss to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
GAAP net loss	$(42)	$(98)	$(248)	$(306)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(2)	(3)	(7)	(18)
Depreciation and amortization	785	757	2,404	2,272
Stock-based compensation	46	66	130	204

Adjusted EBITDA	$787	$722	$2,279	$2,152

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

Results of Operations for the Three and Nine months ended September 30, 2014 Compared to the Three and Nine months ended September 30, 2013

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$5,700	$5,442	$16,883	$16,444

Revenue:
Subscription	90%	89%	90%	88%
Content license	8%	9%	8%	9%
Management information reports	1%	1%	1%	2%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

In the third quarter of 2014, subscription revenue grew by 6% to $5.1 million over the third quarter of 2013.  The growth in subscription revenue is primarily a result of improved client retention and contract expansions over the last three quarters.  Our operating initiatives are intended to drive subscription revenue growth.

Total revenue for the quarter ended September 30, 2014 was $5.7 million, up by 5% compared to the same period last year.  In addition to subscription revenue, total revenue includes content license and report revenue.

Cost of revenue for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$906	$961	$(55)	(6%)
Percentage of Revenue	16%	18%
Nine months ended September 30,	2,793	2,850	$(57)	(2%)
Percentage of Revenue	17%	17%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable three and nine month periods was due to individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$2,943	$2,822	$121	4%
Percentage of Revenue	52%	52%
Nine months ended September 30,	8,647	8,369	$278	3%
Percentage of Revenue	51%	51%

The increase in expenses for the comparable three month periods is primarily related to a $195,000 increase in commission expenses as a result of increase in bookings offset by a $60,000 decrease in payroll related costs due to lower headcount and other individually immaterial changes.

The increase in expenses for the comparable nine month periods is primarily related to a $319,000 increase in commission expenses as a result of higher bookings, a $56,000 increase in amortization costs of software licenses, a $50,000 increase in amortization costs as a result of launch of vendor center, offset by a $83,000 decrease in travel costs and $75,000 decrease in payroll related costs due to lower headcount and other individually immaterial changes.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$989	$975	$14	1%
Percentage of Revenue	17%	18%
Nine months ended September 30,	3,038	3,039	$(1)	(0%)
Percentage of Revenue	18%	18%

The expenses for the comparable three and nine month periods were flat.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$906	$785	$121	15%
Percentage of Revenue	16%	14%
Nine months ended September 30,	2,660	2,510	$150	6%
Percentage of Revenue	16%	15%

The increase in expenses for the comparable three month periods is primarily related to a $72,000 increase in payroll related costs primarily because of the human resource function being fully staffed in the third quarter of 2014 compared to the same period one year ago and other individually immaterial changes.

The increase in expenses for the comparable nine month periods is related to a $74,000 increase in professional services costs primarily due to legal costs incurred related to our enforcement of a non-compete agreement with a former employee, a $73,000 increase in payroll related costs primarily because of the human resource function being fully staffed in 2014 compared to the same period one year ago and other individually immaterial changes.

Interest and Other Income, Net
Net interest and other income was $2,000 and $3,000 for the three and nine months ended September 30, 2014, respectively, compared to $7,000 and $18,000, respectively, for the same periods in 2013. Interest expense is immaterial for the three and nine months ended September 30, 2014 and 2013.

Net Loss and Net Loss per Share
Net loss for the three months and nine months ended September 30, 2014 was $42,000 and $248,000, respectively compared to net loss of $98,000 and $306,000, respectively, for the same periods in 2013.   On a diluted per share basis, net loss was $0.01 and $0.03 for the three and nine months ended September 30, 2014, respectively compared to net loss of $0.01and $0.04 for the three and nine months ended September 30, 2013.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including, but not limited to, those affecting the fair value of stock-based compensation, allowance for doubtful accounts, capitalization of costs for internally developed software, recoverability of long-lived assets, including internally developed software, and the valuation allowance for net deferred tax assets..  The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments.  Our combined cash and cash equivalents and available for sale investments were $8.0 million at September 30, 2014.  At September 30, 2014, we held $6.4 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.  From December 31, 2013 to September 30, 2014, our cash, cash equivalents and available for sale investments increased by $447,000 as a result of cash provided by operating activities for the nine months ended September 30, 2014.

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

Operating Activities
Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 2014, a decrease of $100,000 compared to $2.5 million in the same period in the prior year. The decrease in net cash provided by operating activities is due primarily to a decrease in net loss of $58,000 adjusted by a $132,000 increase in depreciation and amortization, offset by a $276,000 decrease in other operating assets and liabilities.

Investing Activities
Net cash used in investing activities was $2.8 million in the nine months ended September 30, 2014, compared to $114,000 in the same period in 2013.  The decrease of $2.7 million in cash used in investing activities is attributable to a $2.0 million decrease in sales and maturities of investments and a $1.2 million increase in purchases of investments, partially offset by a decrease of $297,000 in additions to property and equipment and internal use software.  In addition, there was a $150,000 decrease of our security deposit for the lease of our corporate headquarters.

Financing Activities
Net cash provided by financing activities was $38,000 in the nine months ended September 30, 2014, compared to $4.6 million of net cash used in financing activities in the same period of 2013.  The increase in cash provided by financing activities is due to $4.4 million of stock repurchase included in the nine months ended September 30, 2013, a $127,000 increase in proceeds from stock options exercises, and a $99,000 decrease in principal payments on capital leases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2014.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2014.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Date:  November 12, 2014