Form 10-K
period 2014-12-31
ONVIA INC
filed 2015-03-17
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2014, as reported on the NASDAQ Capital Market, was $23,204,091.

The number of shares of the registrant’s common stock outstanding at March 1, 2015 was 7,400,653.

ONVIA, INC.

FORM 10-K
For the Year Ended December 31, 2014

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

ITEM 1.                      BUSINESS

In this report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly owned subsidiary.  The wholly owned subsidiary was dissolved effective December 19, 2014.

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

In 2011, we began executing a business transformation plan intended to leverage the Company’s investment in a rich public sector procurement database.  Over the last four years we have repositioned Onvia’s value proposition from an aggregator of public procurement documents to a provider of comprehensive public sector business. We believe the business is now positioned to generate accelerating subscription revenue and Adjusted EBITDA (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information regarding Adjusted EBITDA).

The Onvia solution includes access to the Onvia Database, Spending Forecast Center, Term Contract Center, Vendor Center, Purchase Order Analytics and the Onvia Guide.  These services are sometimes bundled with management information reports in multiple element arrangements. We allocate revenue from these bundled sales ratably between the subscription services and the management reports based on established list prices for those offerings. Subscriptions to the Onvia Database are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription.  Subscriptions are generally priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

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

Industry Background

Selling to the public sector is highly competitive and insight into this market is extremely valuable.  The variety, volume and unstructured nature of public sector procurement information make it difficult for businesses to analyze, evaluate and target the market for their goods and services.   The agency self- reporting process provides short term visibility into specific government contracting information and events, but does not provide businesses the value added  business  intelligence to strategically align and execute their public sector initiatives.  There is a strong need for a strategic business partner that provides deep market intelligence as a key resource for decision making.   This ideal partner will provide impactful insight that drives companies to select the right target market, allocate internal resources toward the most profitable segments, maximize public sector margins through intelligent pricing and develop strategic public sector relationships all with the long term objective of winning more government business.

The procurement capture process is complicated and comprised of multiple elements and information types.   Businesses must evaluate a variety of different sources of procurement information and activities to understand their individual markets and to make strategic decisions.  These data types include:

●	Annual Budgets	●	Plan holders Lists
●	Capital Improvement Plans	●	Bidders Lists
●	Technology Improvement Plans	●	Bid Results
●	Bids	●	Awards and Award Details
●	Requests for Quotes (RFQ)	●	Advance Notices
●	Requests for Proposals (RFP)	●	Subcontractor Solicitations
●	Amendments	●	Purchase Orders
●	Term Contracts (Reoccurring Contracts)	●	Other trigger events, such as City Council Minutes

The aggregation of these public procurement events provides limited value.  This data must be normalized, enhanced, structured and classified to become business intelligence to help companies approach the public sector market strategically with the goal of winning more government business.

We believe the combination of this database and the analytical tools we continue to release to the market as we execute the strategic transition will position Onvia as the preferred business intelligence provider for those companies that have a strategic long-term interest in the public sector market.

Strategy

Our mission is to deliver essential, actionable business intelligence that our clients rely upon to win more government business.  We intend to achieve this mission by delivering exceptional solutions that offer our clients significant value in defining and targeting their public sector market, identifying current and future public sector business opportunities, intelligently pricing their products in the competitive public sector market, and developing strategic relationships and partners required of a successful public sector strategy.  If we are able to effectively achieve this mission, we believe we should see increased retention rates and, ultimately, increased stockholder value.  Key elements of our strategy include:

•
Target the right customers for Onvia: those companies with long- term strategic interest in the public sector.  We focus sales and marketing efforts on the prospects that fit the profile of our most valuable clients with the highest contract value and retention rates.  We believe that companies in high-growth industries that do business across a complex and geographically diverse marketplace derive the most value from Onvia’s solutions.  We believe these companies have the greatest need for the new market intelligence solutions we planned as part of our future product roadmap.  Using our own proprietary data we identified companies that have a strategic, long-term interest in the public sector market based on the volume of their bidding activity and the geographical scope of their marketing program to the government.  If we are effective in targeting these companies, we expect that retention rates and the long-term profitability of our clients will improve.

Our business solutions support companies that operate regionally or nationally in the largest, high-growth industry verticals:

o	Infrastructure
■	Architectural and Engineering Services
■	Building Supplies
■	Energy
■	Operations and Maintenance Services
■	Transportation Equipment
■	Water and Energy/Alternative Energy
o	Technology
■	IT
■	Telecommunications
o	Business and Consulting Services
■	Financial Services and Insurance
■	Healthcare and Medical Equipment
■	Office Supplies

•
Enhance our value proposition to our target customer:  Historically, our clients have used Onvia for public sector sales lead notification.  Over the past few years we strengthened our content capture processes which improved the timeliness and completeness of our data.  We shrank the gaps in the editorial policy and clients now have a clearer expectation of the coverage they can expect from Onvia.  Onvia 6, our previous product version, improved the usability of our leads solutions to connect clients with the right content more effectively.   The introduction of Term Contract Center (July 2012) and Project Previews to Spending Forecast Center (December 2012) expanded our sales lead notification from current leads (bids and RFPs) to near term leads (term contracts) to longer term leads (project previews) giving our clients a more comprehensive public sector lead offering. In December 2013, we launched Vendor Center, which provides strategic intelligence on companies that do business with state and local governments.  As of December 2014, clients now have the opportunity to access agency purchase orders as an additional module on the Onvia platform for an additional fee.  Agency purchase orders help clients understand agency spending patterns, evaluate competitors and analyze historical pricing for specific products and services.

Leads will continue to be a major part of our value proposition, but our product roadmap is designed to transform Onvia into a technology enabled business intelligence provider that helps clients win more government business.  Our content and technology platform are key assets that can be leveraged to deliver additional, more strategic applications for our clients.  These future applications include competitive analysis, channel partner selection and evaluation, market sizing, allocation of marketing spend, and pricing analyses.  We solicit feedback from clients on strategic product prototypes before they are launched.  By focusing on the right target market and by forming a closer connection with our clients, we believe we can deliver strategic products that offer our clients significant value in maximizing their business in the public sector market.

•
Use consultative selling as our “go to market” strategy: We primarily market to a targeted universe of companies that have a strategic, long term interest in the public sector.  Our sales organization is organized around three high growth industry market sectors: Infrastructure, Information Technology, and Business Services.  A central part of our value proposition is the knowledge our sales people have of their clients and their clients’ industries.  We strive to become “trusted partners” who help clients leverage business intelligence to secure more public sector business.  We identify our clients’ key business objectives, quantify and prioritize them, offer optimal solutions and finally measure our ability to deliver on these solutions during the clients’ subscription term.  Our strategy is to stay focused on these key objectives throughout our engagement with the client.  Every major investment (product, content, technology and marketing) is evaluated and prioritized against our clients’ key objectives and our current and future value proposition in meeting and exceeding these objectives.

Products and Services

Onvia’s solution includes tools to access a database of proprietary public sector information which has been built over more than a decade, and includes comprehensive, historical and real-time information on public sector activities unavailable elsewhere in the marketplace.  Our solution provides access to information on over 5.0 million procurement-related records connected to over 400,000 companies from across approximately 86,000 procurement entities nationwide.  Thousands of records are standardized, added, formatted and classified within our database each day.   We implemented content production improvements in 2014, and we now deliver 90% of our bid and RFP content on the same day we capture it from the original source.

Onvia’s solution is tailored to the business objectives of each client, and support both strategic planning and sales and marketing activities.  We offer our clients public sector business intelligence through specialized self-service analytical tools that help our clients aggregate, analyze, identify and quality, evaluate  and influence historical, real-time, and future spending information within local, state, and federal government agencies across the United States.  Over time, we expect to continue to enhance our existing information, marketing and analytic services and develop additional services that make use of our comprehensive database to meet the needs of our existing clients as well as potential new categories of clients.  Our key offerings are described below.

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

Purchase Order Analytics helps Onvia’s clients identify new agency buyers, inform pricing strategies and understand the competitive landscape for its goods and services.  Purchase orders often include transactional information that is below the threshold for public disclosure which can provide clients with a competitive advantage.  As of December 2014, clients now have the opportunity to access agency purchase orders as an additional module on the Onvia platform for an additional fee.  Transactional spending information, combined with the qualifying information within the Onvia Database, provides clients with a comprehensive view of an agency’s spending history.  This complete view is used to inform a strategic approach to targeting agencies, projects and people.

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

Management Reports provide our clients with customized management reports to help target upcoming contract renewals, identify agency buyers, and inform the proposal development process.  These solutions include contact lists, which provide clients a comprehensive list of decision makers, agency procurement officers and zoning officials that can be used to develop relationships and identify potential business partners.

 Clients

Our primary clients are businesses that are strategically focused on selling their goods and services into the public sector.  As discussed above, we sell into this target market through two sales channels: businesses that leverage our information for their own internal use and businesses that license our content for redistribution (i.e. content license).

Prior to 2011, our target market was extremely broad, and we acquired a large number of non-strategic clients that were not adequately profitable.  We have reduced our investment in acquiring non-strategic clients, and our client base has declined as a result of this decision to transition to our more profitable target market.

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

ACV at December 31, 2014 increased by 6% to $21.5 million compared to $20.3 million at December 31, 2013.  Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.  The growth rate in ACV can fluctuate from year to year based on timing of the amount of ACV available for renewal.

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

In the twelve months ended December 31, 2014, dollar retention was 88% compared to 85% in the twelve months ended December 31, 2013.  Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period, and timing of contract growth.  Dollar retention, in conjunction with ACV, provides insight into our subscription retention rate and ability to generate future subscription revenue.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

At the end of the fourth quarter, Onvia’s total client base decreased 10% to 3,300 clients compared to 3,650 clients in the same year-ago period.  Onvia’s strategy is to continue to improve profitability by acquiring and managing fewer, more strategic, clients at higher ACVCs.  Onvia’s management believes that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC at December 31, 2014 grew 17% to $6,500 from $5,572 one year ago.  The continued growth in ACVC demonstrates our success in acquiring clients with strategic interest in the public sector at a regional or national level.  Companies within this target market typically have higher ACVCs and renew at higher rates, which are key attributes of a profitable long-term client.

 Sales and Marketing Strategy

As of December 31, 2014, we had 70 inside sales, marketing and customer support employees with the majority of our sales force located at our headquarters in Seattle, Washington.  This headcount compares to 69 as of December 31, 2013.

We believe we have transformed the Onvia sales force into a professional consultative selling organization.  Under this business model, the Business Development Team is responsible for identifying the business objectives of a prospect, and designing a solution to meet these business objectives.  As part of the new client onboarding process, the Business Development Manager ensures that the client is smoothly transitioned to the Client Success organization throughout the initial contract term.  The Client Success team is responsible for training existing clients, executing our client contact strategy, providing as needed support, renewing client contracts and identifying cross sell and upsell opportunities.   As part of the client contact strategy, the Client Success manager is responsible for understanding the client’s business objectives, setting up profiles and saved searches, and product training.  The partnership between the client and its Onvia support team is an important part of the value proposition included in the Onvia business solution.

 Our marketing programs communicate a strong strategic message that conveys who we are today and more importantly who we will be in one or two years from now.  We must deliver this message consistently and clearly across all of our marketing and communication channels to reposition and build our brand, improve sales effectiveness and drive revenue growth. Our strategic message is an important part of our transition from sales leads to analytics and market intelligence derived from a database of proprietary content with normalized data.  Our primary marketing methods include web-based marketing, direct marketing, publication of industry content, communication with our website, webinars, participation in trade shows and industry events, client referrals and educational tools.  Client retention and nurture marketing campaigns are also an integral part of our strategy.

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

 Our systems use a combination of proprietary technologies and commercially available licensed technologies.  The backbone of our technology infrastructure consists of Microsoft SQL Server based database servers running on enterprise grade server hardware.  The front end consists of multiple, redundant web servers that are scalable as operations grow.

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at a third-party offsite co-location facility.  Our co-location vendor provides 24x7 monitoring and engineering support in a climate-controlled and physically secure environment and our on-call operations personnel have 24x7 access to the facility.  Our data center has redundant communication lines from multiple Internet Service Providers and has its own emergency power and backup systems.  We house some non-critical systems such as development servers, quality assurance servers, and internal application servers at our headquarters in Seattle.  All our production platform related servers are in the Seattle area and we are currently in the process of building out a second production site outside this geographical area for redundancy in case of some natural calamity.  Onvia has a redundant disaster recovery site located outside the Seattle geographical area for the Company mail system which provides full functionality in the event of disaster.  The onvia.com website and the CRM systems are not hosted by us: they are both remotely hosted solutions.

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

Our current and potential competitors include, but are not limited to, the following:

•	Information companies that target specific industry verticals that are covered by our services, such as Dodge Data & Analytics, CMD, BidClerk, Contractors Register and Deltek.

•	Lead generation and bid matching companies such as FedMarket.com, BidNet, BidSync and GovernmentBids.com.

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

 We own the following registered trademarks in the U.S. Patent and Trademark Office:  ONVIA, ONVIA and Design (current logo with orange circular design), DEMANDSTAR, QUOTEWIRE and BIDWIRE. We also own the following registered trademarks in Canada: ONVIA, ONVIA.COM, and ONVIA.COM and Design.

Employees

As of March 1, 2015, we had 136 employees with the majority located at our headquarters in Seattle, Washington.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2014 and 2013, substantially all of our revenues were generated from clients located in the United States or Canada, and all sales are denominated in U.S. currency.  All of our long lived assets are located in the United States.

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

We are currently in the second phase of our transformation plan initiated in 2011 and focused on leveraging the foundation we have built to accelerate growth.  Based upon the number of variables within our turnaround plan, our business is subject to execution risk and it may be difficult to project results.  Our operating plan considers our ability to execute these initiatives and generate results within a specific timeframe.  If we are unable to execute our initiatives as planned, our quarterly financial results may fluctuate and future quarterly results will be affected.  A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is generally recognized ratably over the subscription term.

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

We have substantial net operating loss carryforwards (“NOLs”) that could be used to offset future tax liabilities arising from future taxable income.  In 2011, we conducted a study and determined that an “ownership change” occurred in 2001, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three-year period).  Section 382 imposes an annual limitation on the utilization of net deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  The ownership change which occurred in 2001 resulted in a permanent loss of $180.0 million of our U.S. federal NOLs.  After this impairment, we had $76.0 million in NOLs as of December 31, 2014 available to offset future taxable net income.

It is possible that we could have an additional “ownership change” under Section 382 of the Code in the future and lose a significant portion of our net deferred tax assets, which could have a material adverse effect on our future results of operations and financial condition.  As discussed in the following risk factor, we adopted a tax benefits preservation plan in early 2011, which was amended and restated in 2014, to mitigate the risk of future ownership changes.

We had approximately $24.8 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2014.  Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  We regularly review our net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  In particular, we consider our three-year earnings trend to determine if we have generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.  Prior to 2011, we maintained a 100% valuation allowance against our net deferred tax assets because based upon our history of net operating losses, we were uncertain about our ability to generate future net income.  Since the end of 2011 through September 30, 2013, we believed, based on evaluation of all available objective positive and negative evidence related to the creation of future taxable net income, that a partial release of our valuation allowance was appropriate.  As of December 31, 2012 and through September 30, 2013, we believed that $2.2 million of net deferred tax assets reflected the amount that was more-likely-than-not to be realized in the future.

We continue to evaluate all relevant evidence to estimate the value of our net deferred tax assets.  Beginning in the fourth quarter of 2012, we have invested to accelerate top line revenue growth, but revenues have not accelerated as planned.  In 2014, we invested in accelerating growth and incurred net losses in each of the last nine quarters ending December 31, 2014.  If projections under our 2015 operating plan are realized, we expect to be in a cumulative three-year net loss position at the end of 2015.  Although the 2015 operating plan projects higher revenue, operating cash flow and Adjusted EBITDA compared to 2014, as a result of the projected cumulative three-year net loss, it is our best judgment that we should conclude that our net deferred tax assets are not more-likely-than-not to be utilized.   Accordingly we have maintained the valuation allowance as of December 31, 2014 to be 100% of our net deferred tax assets. We may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

We adopted a tax benefits preservation plan, designed to preserve the value of our net deferred tax assets, primarily related to net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.

In April 2014, our Board of Directors (the “Board”) approved and adopted a tax benefits preservation plan in the form of the Amended and Restated Section 382 Rights Agreement (the “Amended Rights Agreement”), which amends and restates the previously approved Section 382 Rights Agreement, dated May 4, 2011.  The Amended Rights Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of Onvia’s outstanding common stock without the approval of the Board.  Ownership changes of greater than 5% could create an ownership change which could limit the realizable value of our NOLs.

Under the Amended Rights Agreement, one Preferred Stock Purchase Right (each, a “Right”) was distributed for each share of Common Stock outstanding as of the close of business on May 23, 2011.  Pursuant to the Amended Rights Agreement and at the discretion of our Board, if any person or group becomes the beneficial owner (subject to certain restrictions) of 4.9% or more of the outstanding shares of Common Stock the Rights may become exercisable.  Upon exercise of a Right and payment of the purchase price of $20.00 (the “Purchase Price”), the holder will be entitled to receive a number of shares of Common Stock having a market value equal to two times the Purchase Price.

The Amended Rights Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of Onvia common stock, may deter institutional investors from investing in Onvia stock, and may deter potential acquirers from making premium offers to acquire Onvia, all factors which may depress the market price of our stock or prevent stockholders from receiving a premium in a change in control transaction.

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

Our business and operations are substantially dependent on the performance of senior management, directors and key employees.  We face competition for the limited pool of these qualified professionals from other companies, some of which have a greater ability to attract and compensate these professionals.  Our process for succession planning across all levels of the organization to provide business continuity includes developing, coaching and rewarding high performing employees.  The loss and inability to replace any of these employees or directors, including any of Onvia’s executive officers, would likely harm our business. In addition, a failure to retain key personnel or hire and train additional qualified personnel as required to support our business, could adversely affect the quality of our products and services, as well as future business and operating results.

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

Our access to new content from governmental entities and other third parties may be restricted.

We aggregate new information from various public data sources and other third parties and do not have exclusive access to this content.  We cannot ensure that these data sources will continue to be available in the future.  Moreover, public disclosure laws, which require governmental entities to produce bid information directly to members of the public, may negatively impact our business and reduce the value of our services to clients.  The loss or the unavailability of data sources in the future, or the loss of right to distribute some of the data sources, would harm our business.

Our proprietary content aggregation technology and processes are integral to our success.  The content we collect primarily consists of facts related to specific public sector opportunities, transactions, and contacts.  Although we endeavor to comply with all laws, rules and regulations applicable to the collection and distribution of our content, it’s possible that our collection and distribution activities may subject us to claims, including breach of contract and intellectual property infringement.  We may also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data security.  Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Henry G. Riner	64	Chief Executive Officer and President
Irvine N. Alpert	63	Executive Vice President
Naveen Rajkumar	37	Senior Vice President and Chief Information Officer
Cameron S. Way	43	Senior Vice President and Chief Financial Officer

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

Market Information

Our common stock currently trades on the NASDAQ Capital Market under the symbol “ONVI.”  The table below lists the high and low sale prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NASDAQ Capital Market.

	Price Range of Common Stock
	High	Low
Year ended December 31, 2013
First Quarter	$3.84	$3.35
Second Quarter	4.69	3.59
Third Quarter	5.58	4.49
Fourth Quarter	5.19	4.42

Year ended December 31, 2014
First Quarter	$5.55	$4.72
Second Quarter	5.40	4.29
Third Quarter	4.97	4.28
Fourth Quarter	5.49	4.15

Holders

As of March 1, 2015, there were approximately 273 holders of record of Onvia common stock.  The number of record holders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

No cash dividends were declared for the years ended December 31, 2014 and 2013 nor does the Company have the intention to pay cash dividends in the foreseeable future.

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

Management Overview – 2014 Results and 2015 Priorities

Subscription revenue for the year ended December 31, 2014 grew 5%, over the same period in 2013.  The growth in subscription revenue is primarily a result of improved client retention and contract expansions throughout the year. Our annual operating initiatives are designed to drive growth in subscription revenue and Adjusted EBITDA.

Total revenue for the years ended December 31, 2014 and 2013 was $22.6 million and $22.0 million, respectively, an annual growth rate of 3%.

Annual Contract Value, or ACV, increased by 6% to $21.5 million as of December 31, 2014 from $20.3 million one year ago.  Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.  ACV represents the aggregate annual value of our subscription contracts and we believe is a leading indicator of future revenue growth.

Annual Contract Value per Client, ACVC, increased 17% to $6,500 per client as of December 31, 2014 compared to $5,572 as of December 31, 2013.  We believe, growth in ACVC demonstrates success in acquiring clients with a strategic interest in the public sector at a regional or national level.  Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

 As of December 31, 2014, Onvia had 3,300 clients, down 10% from 3,650 clients during the same period one year ago. Our decline in client count is anticipated as a result of the decision to transition to a more strategic target market.  We believe that ACV is a better measure of quarterly sales activity than number of clients.

2014 operating expenses increased 4% to $19.6 million compared to $18.8 million in 2013 primarily due to investments in sales and marketing to drive future revenue growth.  We expense 100% of variable sales cost upon sale, but recognize revenue ratably over the term of subscription.  Until we achieve scale, variable sales costs may exceed the incremental revenue generated each period, which negatively impacts short term Adjusted EBITDA and net income.

Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization, and non-cash stock-based compensation) for the year ended December 31, 2014 was $2.5 million down 9% from $2.8 million in 2013.  See “Non-GAAP Financial Measures” below for more information regarding Adjusted EBITDA.

Annual net loss was $727,000, or $0.10 cents per diluted share for the year ended December 31, 2014 compared to the loss of $2.7 million, or $0.36 cents per diluted share in 2013.  During the year ended December 31, 2013, we increased its valuation allowance to be 100% of its net deferred tax assets which resulted in $2.2 million being recognized as a provision for income taxes in 2013.

We had $24.8 million and $24.9 million of net deferred tax assets, excluding valuation allowance, related to $76.0 million and $73.0 million in net operating loss carryforwards, respectively, available to offset future taxable net income at December 31, 2014 and December 31, 2013.  At December 31, 2014 and December 31, 2013 we have recorded a full valuation allowance against our net deferred tax assets, resulting $-0- net deferred tax assets due to the uncertainty of future taxable income available to utilized these tax benefits, including accumulated net operating loss carryforwards, before expiration.

As of December 31, 2014 we held cash and investments of $8.0 million compared to $7.5 million at the end of last year, representing an increase of $477,000 during 2014 primarily due to reduced investment in capitalized property and equipment in 2014 compared to 2013.

2014 Results

In 2014, Onvia management focused on four new initiatives intended to accelerate subscription revenue and Adjusted EBITDA by leveraging the solid foundation built over the preceding three years.

•
Our first 2014 initiative was to accelerate the acquisition of the new clients within the defined verticals of the new target market.  2014 was our first full year selling into its new target market of companies with a national or regional geographic focus.  Total acquisition bookings declined in 2014 compared to 2013, however, the volume of national and regional acquisition bookings increased compared to the same period last year.  In addition, the ACVC for new clients grew 41% to $15,272 in 2014 from $10,834 in 2013.  We believe the growth in national and regional acquisition bookings and corresponding improvement in ACVC continues to validate our adoption of a new target market strategy implemented in the fourth quarter of 2013.

•
Our second initiative was to improve first year client retention and renew tenured, long term clients within the target market.  During 2014 our Client Success team was reorganized to focus on three specific objectives: client retention, first year client on-boarding and contract upgrades.  Dollar retention is a measurement of how effectively the Client Success team achieves these three short and long-term objectives.  For the twelve months ended December 31, 2014, dollar retention increased to 88%, up from 85% in the same period last.  Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period.

•
Our third initiative was to maximize growth within the existing client base.  During 2014 we formed a team dedicated to increasing clients’ investment in the Onvia solution.  Contract upgrades are the primary measure of the results of this initiative. In 2014 contract upgrades increased 43% compared to 2013.  This growth provides further evidence that there is significant opportunity to expand the adoption of Onvia’s solutions deeper into its client organizations. Management continues to believe that by meeting more business objectives, the partnership with clients is strengthened which should drive improvements in ACVC and increase the lifetime value of each client.

•
Our fourth and final initiative was to continue to drive enhancements to our existing platform and to provide innovative new solutions that make Onvia a strategic business partner with our clients.  In October 2014 the software and platform enhancements were completed for Onvia 7.  Through machine learning and natural language processing we are now creating the ontologies for each of our markets served.  These ontologies are the foundation of the Onvia 7 search paradigm.  The ontologies add structured tags to all procurement documents. When completed they drive more precise search results and higher recall of relevant opportunities from the Onvia database.  We anticipate it will take us all of 2015 to both create these ontologies and migrate our clients from the old search paradigm to Onvia 7.  Our proprietary ontologies are designed to provide Onvia, and our clients, with a significant competitive advantage.

Once the migration to Onvia 7 is completed our clients will have a significantly better search experience.  There will be three benefits to the client.  One, the platform will be easier to use because constructing a search will be intuitive.  Two, search results will be more relevant eliminating most of the noise in the current platform.  Three, the findability of our platform will be improved.  Clients will be able to mine and recall opportunities that could not be identified under the old search paradigm.

As of December 2014, clients now have the opportunity to access agency purchase orders as an additional module on the Onvia platform for an additional fee.  This gives our clients access to actual purchase orders of their customers and prospects so they have greater visibility into actual spending by the agencies.

2015 Initiatives

In 2015, Onvia management is focused on three new initiatives intended to build on the results achieved in 2014 and further accelerate growth in subscription revenue and Adjusted EBTIDA.

•
Our first 2015 initiative is to further accelerate year over year bookings growth.  This growth is planned in three key areas; sales to new customers, contract enhancements with existing customers and improved retention of our existing customers.  The measure of success for this initiative includes the overall growth in new client bookings, growth in ACV and improvement in dollar retention.

•
Our second 2015 initiative is to enhance the existing Onvia platform and provide improved content which further aligns to customer needs. This initiative includes the continued rollout of Onvia 7 search features to our target market clients.  This rollout will take most of 2015 to complete. In addition, we intend to invest in new content with an emphasis on forward-looking intelligence and pre-bid notifications, which has been identified as the number one customer need. We measure success of this initiative through the effectiveness of product releases and the impact on new client ACVC and dollar retention.

•
Our third and final 2015 initiative is to improve the existing information technology infrastructure as a means to reduce complexity, accelerate product development and reduce costs long-term.  We will focus on three major areas.  The first focus will be moving to an open source search technology which will increase our capacity for search and improve search speed.  Secondly, we’ll be changing database structures to allow for faster more agile product enhancements in the future.  Finally, we’ll further automate data capture to allow us to scale content without adding cost in the future.  We plan on no additional capital expenditures beyond our current annual level of investment to make these technology improvements.

Application of Critical Accounting Policies and Management Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of commitments and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ significantly from our estimates.  In addition, any significant unanticipated changes in any of our assumptions could have a material adverse effect on our business, financial condition, and results of operations.  We believe the following are our most significant accounting policies and estimates.

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

Pursuant to ASC 360, Property, Plant, and Equipment, we periodically evaluate the remaining useful lives of internal use software and will record an abandonment if management determine that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value.  No assets were impaired during the years ended December 31, 2014 or 2013.

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

In 2011, we performed a Section 382 analysis and identified an ownership change that occurred in September 2001.  Section 382 imposes an annual limitation on the utilization of net deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  The ownership change resulted in a permanent loss of $180.0 million of our U.S. federal net deferred tax assets.   We believe that, as a result of the annual Section 382 limitation, we will permanently be unable to use a significant portion of our NOL carryforwards that arose before the change in control to offset future taxable income.  As such, we reduced our NOL gross deferred tax asset by the amount of NOLs that we will permanently be unable to utilize, which in turn resulted in a reduction to our valuation allowance.

In April 2014, our Board approved and adopted a tax benefits preservation plan in the form of the Amended Rights Agreement, which amends and restates the previously approved Section 382 Rights Agreement, dated May 4, 2011.  The Amended Rights Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of Onvia’s outstanding common stock without the approval of the Board.  Ownership changes of greater than 5% could create an ownership change which could limit the realizable value of our NOLs.

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

The following table provides reconciliation of GAAP Net Loss to Adjusted EBITDA for the indicated periods (in thousands):

	Twelve Months Ended December 31,
	2014	2013
GAAP net loss	$(727)	$(2,725)
Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(11)	(22)
Depreciation and amortization	3,091	3,051
Amortization of stock-based compensation	152	278
Provision for income tax	-	2,175
Adjusted EBITDA	$2,505	$2,757

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2014		2013
Revenue:
Subscription	$20,338	89.9%	$19,356	87.9%
Content license	1,906	8.4%	1,942	8.8%
Management information reports	154	0.7%	435	2.0%
Other	227	1.0%	287	1.3%
Total revenue	22,625	100.0%	22,020	100.0%

Cost of revenue (exclusive of depreciation and amortization included below)	3,732	16.5%	3,749	17.0%

Gross margin	18,893	83.5%	18,271	83.0%

Operating expenses:
Sales and marketing expenses	11,902	52.6%	11,429	51.9%
Technology and development expenses	4,129	18.2%	4,055	18.4%
General and administrative expenses	3,600	15.9%	3,359	15.3%
Total operating expenses	19,631	86.7%	18,843	85.6%
Loss from operations	(738)	(3.2%)	(572)	(2.6%)
Interest and other income, net	11	0.0%	22	0.1%
Loss before income tax	(727)	(3.2%)	(550)	(2.5%)
Provision for income taxes	-	0.0%	2,175	9.9%
Net loss	$(727)	(3.2%)	$(2,725)	(12.4%)

Comparison of Years Ended December 31, 2014 and 2013

Revenue
Total revenue for the years ended December 31, 2014 and 2013 was $22.6 million and $22.0 million, respectively.  Subscription revenue for the year ended December 31, 2014 grew 5% over the same periods in 2013.  Our annual operating initiatives are designed to drive subscription revenue growth as discussed in the Management Overview section above.

Cost of Revenue
Cost of revenues for the years ended December 31, 2014 and 2013 were as follows (in thousands):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Twelve months ended December 31,	$3,732	$3,749	$(17)	(0%)
Percentage of Revenue	16%	17%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees.  The decrease for the comparable periods was due to individually immaterial changes.

Sales and Marketing
Sales and marketing expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Twelve months ended December 31,	$11,902	$11,429	$473	4%
Percentage of Revenue	53%	52%

The increase in expenses for the comparable periods is primarily related to a $366,000 increase in commission expenses as a result of higher bookings, and a $105,000 increase due to a reduction in costs capitalized as internal software costs attributable to the nature of development efforts during 2014.

Technology and Development
Technology and development expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Twelve months ended December 31,	$4,129	$4,055	$74	2%
Percentage of Revenue	18%	18%

The increase in expenses for the comparable periods is primarily attributed to a $115,000 increase in amortization of licensed software offset by a $49,000 decrease in facilities cost due to elimination of long-distance calls upon installation of new phone system and other individually immaterial changes.

General and Administrative
General and administrative expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Twelve months ended December 31,	$3,600	$3,359	$241	7%
Percentage of Revenue	16%	15%

The increase in expenses for the comparable periods is related to a $172,000 increase in payroll related costs primarily a result of filling positions in 2014 that were open in 2013 and other individually immaterial changes.

Other Income, Net
Other income, net consists of interest earned on our investment accounts, interest expense associated with capital leases and other miscellaneous income or expense.  Other income, net was $11,000, and $22,000 for the years ended December 31, 2014 and 2013, respectively.

Provision for Income Taxes
We had approximately $24.8 million and $24.9 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2014 and December 31, 2013, respectively.  We consider our three-year earnings trend to determine if we have generated cumulative net taxable income or net taxable losses over that period, which the accounting guidance considers significant evidence to evaluate in determining existence and amount of any valuation allowance.  Beginning in the fourth quarter of 2012, we have invested to accelerate top line revenue growth, but revenues did not accelerate as planned in 2013.  As a result, we incurred net losses in each of the last nine quarters ended December 31, 2014.  If projections under our 2015 operating plan are realized, we expect to be in a cumulative three-year net loss position at the end of 2015.  Although the 2015 operating plan projects higher revenue, operating cash flow and Adjusted EBITDA compared to 2014, as a result of the projected cumulative three-year net loss, it is our best judgment that we should conclude that our net deferred tax assets are not more-likely-than-not to be utilized.  Accordingly we have maintained the valuation allowance as of December 31, 2014 at 100% of our net deferred tax assets. In December 2013, we increased our valuation allowance to 100% of our net deferred tax assets, which resulted in $2.2 million being recognized as a provision for income taxes in 2013. We have maintained our valuation allowance at 100% of net deferred tax assets as of December 31, 2014.

 Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments.  Our combined cash and cash equivalents and short term investments were $8.0 million at December 31, 2014.  At December 31, 2014 we held $6.4 million in FDIC insured or U.S. government backed short-term investments.

On April 2, 2013, we repurchased 1.2 million shares of our outstanding common stock from a third party at $3.50 per share for a total purchase price of approximately $4.3 million, excluding transaction fees of approximately $48,000.  We believe that our remaining cash, cash equivalents and short term investments balance is adequate to fund operations until free cash flow accelerates in the future.

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

From December 31, 2013 to December 31, 2014, cash and cash equivalents decreased by $0.5 million for the reasons described below.

Operating Activities

Net cash provided by operating activities was $2.7 million and $3.0 million for the years ended December 31, 2014 and 2013, respectively.  The decrease in operating cash flow is primarily due to lower cash receipts from our customers net of cash payments to vendors.

Investing Activities

Net cash used by investing activities was $3.3 million and $187,000 for the years ended December 31, 2014, and 2013, respectively.

Purchases of property and equipment and investments in internal use software decreased by $611,000 in the twelve months of 2014 compared to the same period in 2013.  We purchased $11.7 million and $10.5 million in short term investments during the twelve months of 2014 and 2013, respectively.  During the twelve months of 2014 we received $10.8 million from the sale and maturity of investments, compared to $13.5 million during the same period of 2013.  In addition, pursuant to our new lease agreement, we have established a stand by letter of credit during 2013 which required a security deposit of $150,000.

Financing Activities

Net cash provided by financing activities was $53,000 for the year ended December 31, 2014, compared to $4.7 million of net cash used in financing activities for the year ended December 31, 2013.  The increase in cash provided by financing activities is due to $4.4 million of stock repurchase (including transaction fees) included in the year ended December 31, 2013, a $121,000 increase in proceeds from stock options exercises and purchases under employee stock purchase plan, and a $186,000 decrease in principal payments on capital leases.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Onvia, Inc.

We have audited the accompanying consolidated balance sheet of Onvia, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index and appearing in Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position Onvia, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

Seattle, Washington
March 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Onvia, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Onvia, Inc. and subsidiary (the ''Company'') as of December 31, 2013, and the related consolidated statements of operations and comprehensive (loss)I income, stockholders' equity, and cash flows for the year ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
March 28, 2014

ITEM 8.                      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,576,799	$2,072,865
Short-term investments, available-for-sale	6,436,289	5,463,406
Accounts receivable, net of allowance for doubtful accounts of $42,491 and $24,751	1,735,009	1,332,509
Prepaid expenses and other current assets	682,240	570,098
Total current assets	10,430,337	9,438,878

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,357,683	1,773,012
Internal use software, net of accumulated amortization	5,059,365	5,432,808
Long-term investments	-	90,444
Other long-term assets	180,980	173,824
Total long term assets	6,598,028	7,470,088

TOTAL ASSETS	$17,028,365	$16,908,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$873,433	$834,215
Accrued expenses	1,097,570	959,652
Unearned revenue, current portion	8,478,327	7,770,502
Other current liabilities	81,594	244,060
Total current liabilities	10,530,924	9,808,429

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	404,980	649,681
Deferred rent, net of current portion	590,346	586,071
Other long-term liabilities	68,605	97,704
Total long term liabilities	1,063,931	1,333,456

TOTAL LIABILITIES	11,594,855	11,141,885

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,643,460 and 8,577,732 shares issued; and 7,400,653 and 7,345,189 shares outstanding	740	735
Treasury stock, at cost: 1,242,807 and 1,242,807 shares	(4,397,803)	(4,397,803)
Additional paid in capital	353,852,218	353,458,109
Accumulated other comprehensive loss	(562)	(156)
Accumulated deficit	(344,021,083)	(343,293,804)
Total stockholders’ equity	5,433,510	5,767,081
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,028,365	$16,908,966

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenue
Subscription	$20,338,249	$19,356,245
Content license	1,905,431	1,941,864
Management information reports	154,067	434,411
Other	226,981	287,251
Total revenue	22,624,728	22,019,771

Cost of revenue (exclusive of depreciation and amortization included below)	3,731,608	3,749,178

Gross margin	18,893,120	18,270,593

Operating expenses:
Sales and marketing	11,902,667	11,429,045
Technology and development	4,128,838	4,054,399
General and administrative	3,600,064	3,359,214
Total operating expenses	19,631,569	18,842,658

Loss from operations	(738,449)	(572,065)

Interest and other income, net	11,170	22,490

Loss before income tax	(727,279)	(549,575)

Provision for income taxes	-	2,175,000

Net loss	$(727,279)	$(2,724,575)

Unrealized loss on available-for-sale securities	(406)	(1,437)

Comprehensive loss	$(727,685)	$(2,726,012)

Basic and diluted net loss per common share	$(0.10)	$(0.36)

Basic and diluted weighted average shares outstanding	7,385,740	7,638,452

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(727,279)	$(2,724,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,091,441	3,051,283
Idle lease accrual	-	(73,571)
Stock-based compensation	151,778	277,596
Deferred taxes	-	2,175,000
Change in operating assets and liabilities:
Accounts receivable	(402,500)	(54,947)
Prepaid expenses and other assets	(119,688)	(10,967)
Accounts payable	109,449	2,335
Accrued expenses	137,918	168,632
Unearned revenue	463,124	156,517
Deferred rent	24,629	55,038

Net cash provided by operating activities	2,728,872	3,022,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(302,220)	(847,378)
Additions to internal use software	(2,093,085)	(2,158,906)
Purchases of investments	(11,731,313)	(10,495,645)
Sales of investments	1,570,016	3,255,517
Maturities of investments	9,278,860	10,210,229
Security deposits	(19)	(150,369)

Net cash used in investing activities	(3,277,761)	(186,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(189,513)	(375,348)
Repurchase of stock	-	(4,397,674)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	242,336	121,698

Net cash provided by / (used in) financing activities	52,823	(4,651,324)

Net decrease in cash and cash equivalents	(496,066)	(1,815,535)

Cash and cash equivalents, beginning of period	2,072,865	3,888,400

Cash and cash equivalents, end of period	$1,576,799	$2,072,865

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on available-for-sale investments	$(406)	$(1,437)
Purchases under capital lease obligations	(6,134)	(117,354)
Property and equipment additions in accounts payable	(48,995)	(28,978)
Internal use software additions in accounts payable	(135,916)	(225,809)

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2013	8,528,281	853	26	(129)	353,077,517	1,281	(340,569,229)	12,510,293
Exercise of stock options	56,495	6			145,723			145,729
Stock options held for taxes	(15,847)	(2)			(56,098)			(56,100)
Purchases under Employee Stock Purchase Plan	8,777	1			32,191			32,192
Stock repurchase	(1,242,781)	(124)	1,242,781	(4,397,674)				(4,397,798)
Stock-based compensation					277,596			277,596
Restricted stock units released	13,954	1						1
Restricted stock units held for taxes	(3,690)				(18,820)			(18,820)
Unrealized loss on available-for-sale investments						(1,437)		(1,437)
Net loss	-	-	-	-	-	-	(2,724,575)	(2,724,575)
BALANCE, December 31, 2013	7,345,189	$735	1,242,807	$(4,397,803)	$353,458,109	$(156)	$(343,293,804)	$5,767,081

Exercise of stock options	45,791	5			204,580			204,585
Purchases under Employee Stock Purchase Plan	9,673				37,751			37,751
Stock-based compensation					151,778			151,778
Unrealized loss on available-for-sale investments						(406)		(406)
Net loss	-	-	-	-	-	-	(727,279)	(727,279)
BALANCE, December 31, 2014	7,400,653	$740	1,242,807	$(4,397,803)	$353,852,218	$(562)	$(344,021,083)	$5,433,510

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1:	Summary of Significant Accounting Policies

Description of business
Onvia (“Onvia” or the “Company”) is a leading provider of business information and research solutions that help companies plan, market and sell to government agencies throughout the United States, or U.S.  Onvia’s business solution provides clients online access to a proprietary database of government procurement opportunities across the federal, state, local, and education sectors.  The business intelligence derived from our database allows clients to identify new market opportunities, analyze market trends, and obtain insights about their competitors and channel partners.  The Company believes its business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

Basis of consolidation
Onvia had a wholly-owned subsidiary in Canada that was dissolved effective December 19, 2014; however, there was no business activity in this subsidiary in the fiscal years ended December 31, 2014 or 2013.  The wholly-owned subsidiary owned no assets or liabilities as of the date of dissolution.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of stock-based compensation, allowance for doubtful accounts, recoverability of long-lived assets, and the valuation allowance for net deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ significantly from the Company’s estimates.  In addition, any significant unanticipated changes in any of the Company’s assumptions could have a material adverse effect on its business, financial condition, and results of operations.

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

Cash, cash equivalents and investments
Onvia considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.  The fair value of the money market funds, included in cash equivalents, at December 31, 2014 and 2013, was classified as Level 1, as amounts were based on quoted prices available in active markets for identical investments as of the reporting date.  Investments with original maturities of greater than 90 days, but with remaining maturities of less than one year are classified as short-term, and investments with remaining maturities of 365 days or greater are classified as long-term.  All investments are classified as available-for-sale and reported at fair value based on market quotes, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

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

The Company periodically evaluates its long-lived assets for impairment.  An impairment loss would be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.  No assets were impaired during the years ended December 31, 2014 or 2013.

Internal use software
All qualifying costs related to the development of internal use software, other than those incurred during the application development stage, are expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.  Capitalized software costs are amortized on a straight-line basis over their expected economic lives, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Onvia periodically evaluates the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment as described above under “Property and equipment.”  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value.  No assets were impaired during the years ended December 31, 2014 or 2013.

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

Treasury stock
Onvia accounts for treasury stock using the cost method.  In April 2013, Onvia repurchased 1,242,781 shares of common stock as discussed in Note 13. As of December 31, 2014, the Company held 1,242,807 shares of treasury stock with a cost basis of $4,397,803.  The Company holds the treasury shares to fund matching contributions to its 401K retirement plan for employee contributions.  As discussed in Note 11, no treasury shares were used to fund matching contributions for 2014 or 2013 employee contributions.

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

For the year ended December 31, 2014, options to purchase 1,075,924 shares of common stock were not included in the calculation because the effect would have been anti-dilutive.  For the year ended December 31, 2013, options to purchase 454,684 shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Onvia in the first quarter of 2017 and early adoption is not permitted. The Company is currently assessing the impact the guidance will have upon adoption.

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

Stock-Based Benefit Plans

Onvia, Inc. 2008 Equity Incentive Plan
The Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, was adopted in September 2008 and it amended and restated the previous 1999 Stock Option Plan, or the 1999 Plan.  Shares that were outstanding from the 1999 Plan will continue to be outstanding under that plan until forfeited, at which time they would be added back to the 2008 Plan.  The 2008 Plan provides for the issuance of incentive and nonqualified common stock options, stock awards, restricted stock, restricted stock units and stock appreciation rights.  Awards under this plan can be granted for ten years after the adoption date.  The 2008 Plan requires that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant.  The 2008 Plan contains specific provisions that govern awards in the event of a change in control and provides for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation.  All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards.  Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter.  As of December 31, 2014 the total number of options outstanding and the number of shares available for issuance under the 2008 Plan were 725,175 and 875,126 respectively.

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

Employee Stock Purchase Plan
In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP.  Each year, the number of shares authorized for issuance under the ESPP is increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors.  Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period.  This plan is compensatory under the provisions of ASC 718 and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis.  The total number of shares authorized for future issuance under the ESPP as of December 31, 2014 was 472,624 shares.

Impact on Results of Operations

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31 was as follows:

	2014	2013
Cost of sales	$5,119	$7,719
Sales and marketing	3,759	50,916
Technology and development	20,248	40,950
General and administrative	122,652	178,011
Total stock-based compensation	$151,778	$277,596

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model.  The following weighted average assumptions were used for options granted in the years ending December 31:

	2014	2013
Risk-free interest rate	1.67%	1.29%
Expected volatility	48%	53%
Expected dividends	0%	0%
Expected life (in years)	5.0	5.1

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model.  Purchase periods begin on May 1 and November 1 of each year.  The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2014	2013
Risk-free interest rate	0.05%	0.08%
Expected volatility	36%	32%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Risk-Free Interest Rate
The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility
Management used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock over the expected term of the options granted for purposes of estimating the fair value of options granted during 2014 and 2013.

Expected Dividends
Management does not currently intend to pay dividends; therefore, this assumption is set at 0%.

Expected Life
Onvia’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior.  Management estimated future exercise and cancellation behavior, generally by assuming that remaining shares would be exercised or cancelled ratably over their remaining contractual term, adjusted for certain expectations of future employee behavior.  Management examined the behavior patterns separately for distinct groups of employees that have similar historical experience.

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2014	1,133,744	$4.68
Options granted	56,000	4.64
Options exercised	(45,791)	4.47
Options forfeited and cancelled	(254,361)	6.36
Total options outstanding at December 31, 2014	889,592	$4.20

Options exercisable at December 31, 2014	670,737	$4.38	4.76	$849,986
Options vested and expected to vest at December 31, 2014	874,787	$4.21	5.44	$1,134,222

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $5.02 at December 31, 2014 for options that were in-the-money at December 31, 2014.  The number of in-the-money options outstanding and exercisable at December 31, 2014 was 689,875 and 482,142 respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $2.01 and $1.91 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $36,567 and $59,646, respectively.

As of December 31, 2014, there was approximately $136,000 of unrecognized compensation costs related to unvested stock options and estimated purchases under the ESPP.  That cost is expected to be recognized over a weighted average period of 1.16 years.

During the years ended December 31, 2014 and 2013, respectively, approximately $242,000 and $122,000 was received for exercises of stock options and purchases under Onvia’s ESPP.

Restricted Stock Units

The following table summarizes changes in non-vested restricted stock units (“RSUs”) for the year ended December 31, 2013:

	Number of shares	Weighted Average Grant Date Fair Value
Non-vested balance at January 1, 2013	13,954	$4.12
Granted	-	-
Vested	(13,954)	4.12
Forfeited / Expired	-	-
Non-vested balance at December 31, 2013	-	$-

RSUs were granted in the first quarter of 2011 and valued on the grant date based upon the fair value of the underlying common stock on the grant date.  Prior to the first quarter of 2011, no RSUs had been granted.  The value of the RSUs granted is recognized as compensation expense over the applicable vesting period.  The RSUs granted during the first quarter of 2011 have a three year vesting period and were subject to accelerated vesting based upon achievement of 2011 financial targets.  The 2011 financial targets were not achieved and these RSU’s were fully vested on December 31, 2013. Net shares released on December 31, 2013 were 10,264 and 3,690 shares were withheld to cover taxes. Closing price per share on release date was $4.96.  No RSUs were granted during 2014.

Note 3:	Short-Term and Long-Term Investments

Onvia classifies short-term and long-term investments in debt securities as available-for-sale, stated at fair value as summarized in the following table:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$157,790	$58	$-	$157,848
Certificates of Deposit (1)	6,278,988	-	(547)	6,278,441
	$6,436,778	$58	$(547)	$6,436,289

(1) We evaluated certificates of deposits held as of December 31, 2014 and concluded that they meet the definition of securities.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-Term Investments
U.S. Government backed securities	$2,251,972	$438	$(234)	$2,252,176
Certificates of Deposit (1)	3,211,546	229	(545)	3,211,230
Total Short-Term Investments	5,463,518	667	(779)	5,463,406
Long-Term Investments
Certificates of Deposit (1)	90,444	-	-	90,444
Total Long-Term Investments	90,444	-	-	90,444
Total Investments	$5,553,962	$667	$(779)	$5,553,850

(1) We evaluated certificates of deposits held as of December 31, 2013 and concluded that they meet the definition of securities.

Onvia accounts for short-term investments at fair value defined as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Onvia applies a fair value hierarchy to its investments, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The following tables summarize, by major security type, short-term and long-term investments classified as available-for-sale at December 31, 2014 and 2013, stated at fair value:

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Balance as of December 31, 2014

U.S. Government backed securities	$-	$157,848	$-	$157,848
Certificate of Deposit	-	6,278,441	-	6,278,441
	$-	$6,436,289	$-	$6,436,289

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Balance as of December 31, 2013

U.S. Government backed securities	$-	$2,252,176	$-	$2,252,176
Certificate of Deposit	-	3,301,674	-	3,301,674
	$-	$5,553,850	$-	$5,553,850

There were no transfers in or out of Level 1 or Level 2 investments during the year ended December 31, 2014 or the fourth quarter of 2013, and there was no activity in Level 3 fair value measurements during that period.

Note 4:	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2014	2013
Prepaid expenses	$672,957	$525,739
Interest receivable	4,351	14,027
Other receivables	4,932	30,332
	$682,240	$570,098

Note 5:	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of December 31, 2014, the stand by letter of credit is secured by a security deposit of $150,000.

Note 6:	Property and Equipment

Property and equipment consists of the following at December 31:

	2014	2013

Computer equipment	$3,675,759	$3,575,819
Software	1,855,785	1,837,536
Furniture and fixtures	108,539	107,113
Leasehold improvements	882,602	882,602

Total cost basis	6,522,685	6,403,070

Less accumulated depreciation and amortization	(5,165,002)	(4,630,058)

Net book value	$1,357,683	$1,773,012

During the year ended December 31, 2014, Onvia disposed of fully depreciated computer equipment valued at $180,000 compared to disposal of $1,051,000 of fully depreciated computer equipment for the same period in 2013.

Depreciation expense was $715,000 and $746,000 for the years ended December 31, 2014 and 2013, respectively.

Note 7:	Internal Use Software

Onvia capitalizes qualifying computer software costs incurred during the “application development stage” and other costs as permitted.  Amortization of these costs begins once the product is ready for its intended use.  These costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years.  The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

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

The following table presents a rollforward of capitalized internal use software for the years ended December 31, 2014:

	Balance at December 31, 2013	Additions	Balance at December 31, 2014
Capitalized Internal Use Software	$15,103,914	$2,003,192	$17,107,106
Accumulated amortization	(9,671,106)	(2,376,635)	(12,047,741)
	$5,432,808	$(373,443)	$5,059,365

Amortization expense related to capitalized software was $2.4 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.

Note 8:	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2014	2013
Payroll and related liabilities	$965,558	$714,481
Taxes payable and other	132,012	245,171
	$1,097,570	$959,652

  Other current liabilities consist of the following at December 31:

	2014	2013
Obligations under capital leases, current portion	$24,039	$17,701
Deferred rent, current portion	57,555	37,201
Other current liabilities	-	189,158
	$81,594	$244,060

Note 9:                      Income Taxes

The amount of current and deferred income tax expense included in the financial statements for the years ended December 31 was as follows:

	2014	2013
Deferred Tax Expense	$-	$2,175,000
Total Income Tax Expense	$-	$2,175,000

The following table provides reconciliation between the statutory income tax rate and the Company’s effective tax rate for the years ended December 31:

	2014	2013
Tax expense at statutory rate	-34.0%	34.0%
Stock-based compensation	56.2%	-9.1%
Amortization of goodwill	-2.3%	3.1%
Meals and entertainment	2.5%	-2.6%
Deferred tax asset adjustment	2.1%	0.0%
Valuation allowance	-24.5%	-421.2%
Net tax expense	0.0%	-395.8%

Onvia’s deferred tax asset consists of the following as of December 31:

	2014	2013
Deferred Tax Assets
Net operating loss carryforward	$25,843,966	$24,809,857
Accrued expenses not currently deductible	775,414	1,154,419
Depreciation different for tax purposes	63,928	1,000,035

Deferred Tax Asset Total	26,683,308	26,964,311

Deferred Tax Liability
Prepaid expenses	(211,177)	(186,698)
Depreciation different for tax purposes	(1,720,184)	(1,847,155)

Deferred Tax Liabilities Total	(1,931,361)	(2,033,853)

Net deferred tax asset before valuation allowance	24,751,947	24,930,458
Valuation allowance	(24,751,947)	(24,930,458)

Net deferred tax asset after valuation allowance	$-	$-

The Company had approximately $24.8 million in net deferred tax assets, before valuation allowance, as of       December 31, 2014.  Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  Management regularly reviews the net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.  In particular, the Company considers its three-year earnings trend to determine if it has generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.

The Company has not consistently generated net income and has generated net losses over the last nine quarters through December 31, 2014. Based upon the analysis of all positive and negative evidence, it is management’s current judgment that due to the recent pattern of net losses, the Company has concluded that its net deferred tax assets are not more-likely-than-not to be realized.  Therefore, the Company has maintained its valuation allowance at 100% of its net deferred tax assets as of December 31, 2014.  During the year ended December 31, 2013, the Company increased its valuation allowance to be 100% of its net deferred tax assets which resulted in $2.2 million being recognized as a provision for income taxes in 2013.

The Company may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.  The Company will continue to evaluate the appropriateness of its valuation allowance in consideration of future operating results.

As of December 31, 2014 and 2013 Onvia had available U.S. federal net operating losses in the amount of $76,011,666 and $72,970,169 which expire at various times from 2022 through 2033.

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

Onvia files an income tax return in the United States.  The Company is no longer subject to federal income tax examination for years before 2010.  Onvia also has available NOLs generated in tax years 2001 to 2010 and 2013 to 2014 that, if used, could be subject to examination by taxing authorities.

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

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $769,000 and $760,000 for the years ended December 31, 2014 and 2013, respectively. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

         Future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2015	$759,887	$19,710	$779,597
2016	780,241	19,710	799,951
2017	873,377	19,710	893,087
2018	895,582	19,710	915,292
2019	917,786	9,855	927,641
2020 and thereafter	1,260,722	-	1,260,722
	$5,487,595	$88,695	$5,576,290

Capital Leases

In March 2013, Onvia entered into non-cancellable capital leases for phone system server equipment and maintenance related to this equipment.  Remaining future minimum lease payments required on these capital leases are as follows for the years ended December 31:

	Principal	Interest	Total
2015	$35,494	$7,463	$42,957
2016	37,719	5,238	42,957
2017	40,096	2,861	42,957
2018	24,561	496	25,057
	$137,870	$16,058	$153,928

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from 2015 to 2017.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase Obligations

2015	$1,225,489
2016	752,736
2017	15,980
$1,994,205

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

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in either cash or Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions.  The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire.  The Company’s Board of Directors has the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution.  As of December 31, 2014, 1,242,807 shares were available in treasury.  In March 2009, Onvia transferred 8,055 shares from treasury stock into the Retirement Plan to match 2008 employee contributions.  The Company recorded $82,000 in non-cash stock-based compensation in 2009 related to this match. Onvia’s Board of Directors authorized 10% matching contribution for both 2014 and 2013.  This contribution was made in cash in the amount of $51,000 and $29,000 for 2014 and 2013, respectively.

Note 12:	Stockholders’ Equity

Authorized shares
At December 31, 2014, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share.  Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

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

Interest expense paid on capital leases during the years ended December 31, 2014 and 2013 was $9,900 and $7,600, respectively.

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,616	$5,567	$5,700	$5,742
Gross margin	4,684	4,612	4,794	4,803
Non-cash stock-based compensation	54	30	46	22
Total operating expenses	4,776	4,731	4,838	5,286
Loss from operations	(92)	(119)	(44)	(483)
Tax provision /(benefit)	-	-	-	-
Net loss	$(89)	$(117)	$(42)	$(479)
Unrealized gain / (loss) on available-for-sale investments	1	(1)	(1)	1
Comprehensive loss	(88)	(118)	(43)	(478)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.06)

Basic and diluted weighted average shares outstanding	7,352	7,395	7,396	7,399

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,498	$5,504	$5,442	$5,575
Gross margin	4,575	4,538	4,481	4,676
Non-cash stock-based compensation	73	65	66	74
Total operating expenses	4,704	4,632	4,582	4,925
Loss from operations	(129)	(94)	(101)	(249)
Provision for income tax	-	-	-	2,175
Net loss	$(120)	$(88)	$(98)	$(2,420)
Unrealized (loss) / gain on available-for-sale investments	-	(2)	1	-
Comprehensive loss	(120)	(90)	(97)	(2,420)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.33)

Basic and diluted weighted average shares outstanding	8,554	7,367	7,329	7,333

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2014.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2014.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework and criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.   Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015 (“Proxy Statement”).   Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information regarding the Company’s audit committee and audit committee financial expert is incorporated herein by reference to the section entitled “Corporate Governance” in the Proxy Statement.  Information regarding the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1 of this Annual Report and is incorporated by reference into this Item 10.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan (amended and restated into the 2008 Plan), the Directors’ Plan, and the ESPP as of December 31, 2014.  There were no equity plans not approved by security holders as of December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued on Exercise of Outstanding Options (1)	Weighted-average Exercise Price of Outstanding Options (2)	Securities Available for Future Grant (Excluding Shares Reflected in Column (1)) (3)
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	725,175	$3.78	875,126
Amended and Restated 1999 Stock Option Plan	146,417	6.13
2000 Directors' Stock Option Plan	18,000	5.45
Employee Stock Purchase Plan	-	N/A	472,624
Total	889,592	$4.20	1,347,750

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedules:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2013	$41,548	44,050	(60,847)	$24,751
Year Ended December 31, 2014	$24,751	30,502	(12,762)	$42,491

(1) Uncollectible accounts written off, net of recoveries.

Description (in thousands)	Balances at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balances at End of Period

Deferred tax assets-valuation allowance(2)
Year Ended December 31, 2013	$22,625	2,305	-	$24,930
Year Ended December 31, 2014	$24,930	-	(178)	$24,752

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

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004)

3.2	Amended and Restated Bylaws of Onvia effective March 4, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 5, 2015)

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

10.9	First Amendment to Lease, dated as of April 4, 2013, by and between Onvia, Inc. and GRE 509 Olive LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on April 4, 2013)

10.10*	Executives Severance Arrangement

10.11*++	2015 Variable Compensation Plan for Irvine N. Alpert

10.12*++	Onvia 2015 Management Incentive Plan

10.13*++	Leadership Team Equity Grant Program under Onvia, Inc. 2008 Equity Incentive Plan

23.1++	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

23.2++	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase

*           Executive Compensation Plan or Agreement
++           Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 17, 2015.

ONVIA, INC.

By:	/s/ Henry G. Riner
Henry G. Riner
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Cameron S. Way
Cameron S. Way
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Henry G. Riner and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2014, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY G. RINER	Chief Executive Officer, President and Director	March 17, 2015
Henry G. Riner

/S/ CAMERON S. WAY	Senior Vice-President and Chief Financial Officer	March 17, 2015
Cameron S. Way

/S/ JEFFREY C. BALLOWE	Director	March 17, 2015
Jeffrey C. Ballowe

/S/ JAMES L. BRILL	Director	March 17, 2015
James L. Brill

/S/ ROGER L. FELDMAN	Director	March 17, 2015
Roger L. Feldman

/S/ MICHAEL E.S.FRANKEL	Director	March 17, 2015
Michael E.S. Frankel

/S/ D. VAN SKILLING	Chairman of the Board	March 17, 2015
D. Van Skilling