Form 10-Q
period 2015-03-31
ONVIA INC
filed 2015-05-08
CIK 1100917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Common stock, par value $.0001 per share: 7,413,916 shares outstanding as of April 30, 2015.

ONVIA, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
Onvia, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited) (In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,981	$1,577
Short-term investments, available-for-sale	6,315	6,436
Accounts receivable, net of allowance for doubtful accounts of $42 and $42	1,543	1,735
Prepaid expenses and other current assets	1,088	682

Total current assets	10,927	10,430

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,197	1,358
Internal use software, net of accumulated amortization	5,072	5,059
Long-term investments, available-for-sale	249	-
Other long-term assets	185	181

Total long term assets	6,703	6,598

TOTAL ASSETS	$17,630	$17,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$993	$873
Accrued expenses	926	1,098
Unearned revenue, current portion	9,462	8,478
Other current liabilities	86	82

Total current liabilities	11,467	10,531

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	456	405
Deferred rent, net of current portion	640	590
Other long-term liabilities	62	69

Total long term liabilities	1,158	1,064

TOTAL LIABILITIES	12,625	11,595

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,651,127 and 8,643,460 shares issued; and 7,408,320 and 7,400,653 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 1,242,807 shares	(4,398)	(4,398)
Additional paid in capital	353,901	353,852
Accumulated other comprehensive gain	(1)	(1)
Accumulated deficit	(344,498)	(344,021)

Total stockholders’ equity	5,005	5,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,630	$17,028

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2015	2014
	(Unaudited) (In thousands, except per share data)

Revenue
Subscription	$5,263	$5,025
Content license	462	474
Management information reports	48	53
Other	72	64

Total revenue	5,845	5,616

Cost of revenue (exclusive of depreciation and amortization included below)	793	825

Gross margin	5,052	4,791

Operating expenses:
Sales and marketing	3,090	2,934
Technology and development	1,032	1,120
General and administrative	1,409	829

Total operating expenses	5,531	4,883

Loss from operations	(479)	(92)

Interest and other income, net	2	3

Net loss	$(477)	$(89)

Unrealized gain on available-for-sale securities	-	1

Comprehensive loss	$(477)	$(88)

Basic and diluted net loss per common share	$(0.06)	$(0.01)

Basic and diluted weighted average shares outstanding	7,401	7,352

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Unaudited) (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(477)	$(89)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	649	816
Stock-based compensation	22	54
Loss on sale of property and equipment	2	-
Change in operating assets and liabilities:
Accounts receivable	192	(34)
Prepaid expenses and other assets	(633)	(339)
Accounts payable	78	(145)
Accrued expenses	(172)	(262)
Unearned revenue	1,035	664
Deferred rent	53	57

Net cash provided by operating activities	749	722

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(68)	(97)
Additions to internal use software	(407)	(597)
Purchases of investments	(2,712)	(4,256)
Sales of investments	-	1,570
Maturities of investments	2,833	2,039
Proceeds from sale of equipment	8	-

Net cash used in investing activities	(346)	(1,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(63)
Proceeds from exercise of stock options	1	205

Net cash provided by financing activities	1	142

Net increase / (decrease) in cash and cash equivalents	404	(477)

Cash and cash equivalents, beginning of period	1,577	2,073

Cash and cash equivalents, end of period	$1,981	$1,596

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on available-for-sale investments	$-	$1
Purchases under capital lease obligations	(6)	(6)
Property and equipment additions in accounts payable	-	(31)
Internal use software additions in accounts payable	(227)	(217)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report”).

Onvia had a wholly-owned subsidiary in Canada that was dissolved effective December 19, 2014; however, there was no business activity in this subsidiary during the three month periods ended March 31, 2015 or 2014.  The wholly-owned subsidiary owned no assets or liabilities as of the date of dissolution.

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company is in the process of evaluating the impact of the new guidance on our financial statements and has not yet selected a transition approach to implement the standard.

2.	Stock-Based Compensation

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$-	$2
Sales and marketing	(9)	9
Technology and development	5	6
General and administrative	26	37
Total stock-based compensation	$22	$54

3.	Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(477)	$(89)

Shares used to compute basic net loss per share	7,401	7,352
Dilutive potential common shares:
Stock options	-	-
Shares used to compute diluted net loss per share	7,401	7,352
Basic and diluted net loss per share	$(0.06)	$(0.01)

For the three months ended March 31, 2015, the weighted average effect of approximately 879,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

For the three months ended March 31, 2014, the weighted average effect of approximately 373,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

4.	Investments

Onvia classifies short-term and long-term investments in debt securities as available-for-sale, stated at fair value as summarized in the following tables (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
U.S. Government backed securities	$768	$-	$-	$768
Certificates of Deposit (1)	5,548	-	(1)	5,547
Total Short-Term Investments	6,316	-	(1)	6,315
Long-Term Investments
Certificates of Deposit (1)	249	-	-	249
Total Long-Term Investments	249	-	-	249
Total Investments	$6,565	$-	$(1)	$6,564

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$158	$-	$-	$158
Certificates of Deposit (1)	6,279	-	(1)	6,278
Total Investments	$6,437	$-	$(1)	$6,436

(1) We evaluated certificates of deposits held as of March 31, 2015 and  December 31, 2014 and concluded that they meet the definition of securities as available for sale.

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

The following tables summarize, by major security type, investments classified as available-for-sale at March 31, 2015 and at December 31, 2014, stated at fair value (in thousands):

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$768	$-	$768
Certificates of Deposit	-	5,796	-	5,796
Total Investments	$-	$6,564	$-	$6,564

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$158	$-	$158
Certificates of Deposit	-	6,278	-	6,278
Total Investments	$-	$6,436	$-	$6,436

There were no transfers in or out of Level 2 investments during the first quarter of 2015 and fourth quarter of 2014, and there was no activity in Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid expenses	$1,068	$673
Interest receivable	6	4
Other receivables	14	5
	$1,088	$682

6.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Computer equipment	$3,673	$3,676
Software	1,855	1,855
Furniture and fixtures	109	109
Leasehold improvements	883	883

Total cost basis	6,520	6,523

Less accumulated depreciation and amortization	(5,323)	(5,165)

Net book value	$1,197	$1,358

For the three months ended March 31, 2015, Onvia disposed of computer equipment with a remaining net book value of $10,000 for proceeds of $8,000 and recorded a $2,000 loss on sale of property and equipment which is included in the unaudited Condensed Consolidated Statement of Operations as general and administrative operating expenses.

Depreciation expense was $164,000 and $183,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software.  If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates.  In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the three months ended March 31, 2015 and March 31, 2014.

The following table presents a roll-forward of capitalized internal use software for the three months ended March 31, 2015 (in thousands):

	Balance at December 31, 2014	Additions	Balance at March 31, 2015
Capitalized Internal Use Software	$17,107	$498	$17,605
Accumulated amortization	(12,048)	(485)	(12,533)
	$5,059	$13	$5,072

Amortization expense was $485,000 and $633,000 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense is included in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Payroll and related liabilities	$854	$966
Taxes payable and other	72	132
	$926	$1,098

Other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Obligations under capital leases, current portion	$24	$24
Deferred rent, current portion	62	58
	$86	$82

9.	Commitments and Contingencies

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

As of March 31, 2015, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2015	$622	$15	$637
2016	780	20	800
2017	873	20	893
2018	896	20	916
2019	918	9	927
2020 and thereafter	1,261	-	1,261
	$5,350	$84	$5,434

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements.  The agreements expire in dates ranging from April 2015 to 2017.  Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2015	$481
2016	878
2017	479
$1,838

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

As of March 31, 2015 and December 31, 2014, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), utilization of net operating loss (NOL) carryforwards to offset future taxable income are subject to substantial annual limitations if we experience a cumulative change in ownership as defined by the Code. In general, an ownership change, as defined by the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

As of March 31, 2015 and December 31, 2014, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $76.0 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015. The letter of credit will be returned at lease termination in April 2021, or earlier as discussed above, subject to standard office lease conditions. As of March 31, 2015, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to historical information, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “should,” “expects,” “plans,” “intends,” “indicates” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about our future results of operations, the progress to be made on the 2015 initiatives, Onvia’s future financial flexibility and future cash flows and Onvia’s future product and content offerings. Such statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors, which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:  Onvia fails to increase and retain contract value of customers using the “target market” strategy; Onvia fails to execute properly on new products, or customers fail to adopt these products or services; Onvia’s investment in technology and new content fails to improve sales penetration and client retention rates; and changes made to Onvia’s technology infrastructure fails to handle the increased demands caused by increasing network traffic and the volume of aggregated data.

Additional information on factors that may impact these forward-looking statements can be found under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report, in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.  Onvia assumes no obligation to update forward-looking statements as a result of new information or future events or developments, except as may be required by law.  The following discussion should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and  accompanying Notes thereto.

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

In 2011, we began executing a business transformation plan intended to leverage the Company’s investment in a rich public sector procurement database.  Over the last four years we have repositioned Onvia’s value proposition from an aggregator of public procurement documents to a provider of comprehensive public sector business. We believe the business is now positioned for continuing growth in subscription revenue and Adjusted EBITDA (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information regarding Adjusted EBITDA).

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

Most of Onvia’s revenues are generated from sales to companies that leverage our information for their own internal use, and to businesses that license our content for redistribution.  Revenue from businesses which license our content for resale is classified as Content License revenue.  Content license contracts are generally multi-year arrangements and typically have higher annual contract values than our subscription-based services.  Revenue from content license agreements is recognized over the term of the agreement.

Onvia was incorporated in January 2000 in the state of Delaware.  Our principal corporate office is located in Seattle, Washington.  Our securities trade on The NASDAQ Capital Market under the symbol ONVI.

Strategic Initiatives

In 2015, we are executing three initiatives intended to build on the results achieved in 2014 and further accelerate growth in subscription revenue and Adjusted EBITDA.

•
Our first 2015 initiative is to further accelerate year over year bookings growth.  This growth is planned in three key areas: sales to new customers, contract enhancements with existing customers and improved retention of our existing customers.  The measure of success for this initiative includes the overall growth in new client bookings, growth in Annual Contract Value (ACV) and improvement in dollar retention.  For a discussion of these and other key operating metrics refer to the Executive Summary of Operations and Financial Position below.

•
Our second 2015 initiative is to enhance the existing Onvia platform and provide improved content which further aligns to customer needs.  This initiative includes the continued rollout of Onvia 7 search features to our target market clients.  We measure success of this initiative through the effectiveness of product releases and the impact on new client Annual Contract Value per Client (ACVC) and dollar retention.

In 2014 we completed the software changes to the Onvia platform to include the new Onvia 7 user interface.  In the first quarter of 2015 we continued to build proprietary taxonomies for each of our markets served.  We expect to migrate clients to the new Onvia 7 search paradigm by the end of 2015.  Onvia 7 is intended to have two major benefits.  First, Onvia 7 provides a better search experience for our clients.  Clients should be able to mine data more effectively to obtain more relevant opportunities for their business.  Secondly, Onvia 7 provides scalability by substantially automating the content categorization process.  All future content will be consistently indexed through machine learning and automation, not by using human indexers.

•
Our third and final 2015 initiative is to improve the existing information technology infrastructure as a means to reduce complexity, accelerate product development and reduce costs long-term.  We continue to focus this initiative on three major areas.  The first focus is moving to an open source search technology which will increase our capacity for search and improve search speed.  We have identified the technology of choice and have started the architecting work.  Secondly, we’ll be changing database structures to allow for faster more agile product enhancements in the future. The technology of choice has been identified and we intend to release the first phase of this project in the second quarter of 2015.  Finally, we are addressing areas where data capture can be automated to allow for cost effective scaling of data aggregation.  We do not anticipate annual capital expenditures to increase over historical levels as a result of these technology improvements.

Executive Summary of Operations and Financial Position

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

We manage the business using the following key client metrics:

Annual Contract Value, or ACV
ACV represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter.  ACV is driven by Annual Contract Value per Client (ACVC) and the number of clients.  Most of Onvia’s revenues are generated from subscription contracts, which are typically prepaid and have a minimum term of one year, with revenues recognized ratably over the term of the subscription.  Onvia also receives revenue from multi-year content distribution partnerships, stand-alone management reports, document download services, and list rental services, which are not included in the calculation of ACV.  Content license contracts are excluded from ACV.

ACV increased by 7% to $21.8 million in the first quarter of 2014 from $20.3 million for the same period one year ago.  The continued growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.  The growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

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

In the twelve months ended March 31, 2015, dollar retention was 88% compared to 85% in the twelve months ended March 31, 2014.  Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period.  Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

Number of Clients
Number of clients represents the number of individual businesses subscribing to our products.

At the end of the first quarter, our total client base decreased 7% to 3,250 clients compared to 3,500 clients in the same year-ago period decreased 2% compared to the fourth quarter of 2014.  Our strategy is to continue to improve profitability by acquiring and managing fewer, but more strategic clients at higher ACVC.  We believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client, or ACVC
Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC increased 16% to $6,729 in the first quarter of 2015 compared to $5,789 in the first quarter of 2014.  ACVC for new clients decreased 14% to $14,240 from $16,577 in the first quarter of 2014. Management anticipates new client ACVC will fluctuate from period to period based on the mix of product levels included in acquisition bookings for a particular period.

Growth in overall ACVC demonstrates that an increasing number of clients have a strategic interest in the public sector at a regional or national level.  Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

The following table provides a reconciliation of GAAP Net Loss to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31, 2015	March 31, 2014
GAAP net loss	$(477)	$(89)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(2)	(3)
Depreciation and amortization	649	816
Amortization of stock-based compensation	22	54

Adjusted EBITDA	$192	$778

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

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2015	2014
Revenue	$5,845	$5,616

Revenue:
Subscription	90%	89%
Content license	8%	9%
Management information reports	1%	1%
Other	1%	1%
Total revenue	100%	100%

Subscription revenue for the quarter ended March 31, 2015 grew 5% to $5.3 million over the same period in 2014.  The growth in subscription revenue is primarily a result of improved sales to new clients and retention of existing clients compared to the same period last year.

Total revenue for the quarter ended March 31, 2015 was $5.8 million, up by 4% compared to the same period last year.  In addition to subscription revenue, total revenue includes content license and report revenue.

Cost of revenue for the three months ended March 31, 2015 and March 31, 2014 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Three months ended March 31,	$793	$825	$(32)	(4%)
Percentage of Revenue	14%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research, capture and enhancement of data in our proprietary database and third-party content fees, and also includes credit card processing fees.  Certain amounts in cost of revenue for 2014 have been reclassified as operating expenses to conform to current period presentation.  The reclassification is a result of organization changes made in the first quarter of 2015 to adopt our current content strategy and, as a result, certain payroll-related expenses are now reflected in operating expenses as technology and development and sales and marketing.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2015 and March 31, 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Three months ended March 31,	$3,090	$2,934	$156	5%
Percentage of Revenue	53%	52%

The increase in expenses for the comparable three month periods is primarily related to a $138,000 increase in commission expenses as a result of higher bookings and other individually immaterial changes.

Technology and Development

Technology and development expenses for the three months ended March 31, 2015 and March 31, 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Three months ended March 31,	$1,032	$1,120	$(88)	(8%)
Percentage of Revenue	18%	20%

The decrease in expenses for the comparable three month periods is primarily related to a $81,000 decrease in amortization expenses and other individually immaterial changes.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 and March 31, 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Three months ended March 31,	$1,409	$829	$580	70%
Percentage of Revenue	24%	15%

The increase in expenses for the comparable three month periods is primarily due to $435,000 of non-recurring legal and consulting fees authorized by our Board of Directors in the first quarter of 2015.  Beginning with Onvia 7, we expect to significantly enhance the value of content sourced from the public domain.  We performed a complete review of our content capture, content processing and content enhancement methods, processes and systems.  We incurred these incremental costs to ensure that our intellectual property rights to the enhanced content are properly protected.  This expense is largely confined to the first quarter with some residual cost remaining for the balance of 2015.  In addition, we incurred a $109,000 increase in payroll related costs during the first quarter of 2015 primarily because of the human resource function being fully staffed compared to the same period one year earlier, and other individually immaterial changes.

Interest and Other Income, Net

Net interest and other income was $2,000 for the three months ended March 31, 2015, compared to $3,000 for the same period in 2014.

Net Income and Net Income per Share

We reported net loss of $477,000 for the three months ended March 31, 2015 compared to net loss of $89,000 for the same period of 2014.  On a diluted per share basis, net loss was $0.06 and $0.01 for the three months ended March 31, 2015 and 2014, respectively.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.  Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q.  Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

See Note 1 to the unaudited Consolidated Financial Statements for the issuance of recent accounting pronouncements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments.  Our combined cash and cash equivalents and available for sale investments were $8.5 million at March 31, 2015.  At March 31, 2015, we held $6.6 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.

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

From December 31, 2014 to March 31, 2015, cash, cash equivalents and available for sale investments increased by $530,000 for the reasons described below.

Operating Activities
Net cash provided by operating activities was $749,000 for the three months ended March 31, 2015, compared to $722,000 in the same period in 2014.

Investing Activities
Net cash used in investing activities was $346,000 in the three months ended March 31, 2015, compared to $1.3 million in the same period in 2014.  The decrease of $995,000 in cash used in investing activities is attributable to a $1.5 million decrease in purchases of investments and a $219,000 decrease in additions to property and equipment and internal use software, offset by a $776,000 decrease in sales and maturities of investments.

Financing Activities
Net cash provided by financing activities was $1,000 in the three months ended March 31, 2015, compared to $142,000 in the same period in 2014.  The decrease in cash provided by financing activities is due to $204,000 decrease in proceeds from stock option exercises offset by a $63,000 decrease in lease payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2015.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2015.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date:  May 8, 2015