Form 10-Q
period 2015-06-30
ONVIA INC
filed 2015-08-13
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common stock, par value $.0001 per share: 7,423,567 shares outstanding as of July 31, 2015.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,368	$5,003	$10,631	$10,028
Content license	430	463	892	937
Management information reports	41	42	89	95
Other	55	59	127	123

Total revenue	5,894	5,567	11,739	11,183

Cost of revenue (exclusive of depreciation and amortization included below)	838	849	1,631	1,674

Gross margin	5,056	4,718	10,108	9,509

Operating expenses:
Sales and marketing	3,118	2,891	6,208	5,825
Technology and development	1,062	1,021	2,094	2,141
General and administrative	818	925	2,227	1,754

Total operating expenses	4,998	4,837	10,529	9,720

Income/(loss) from operations	58	(119)	(421)	(211)

Interest and other income, net	22	2	24	5

Net income/(loss)	$80	$(117)	$(397)	$(206)

Unrealized loss on available-for-sale securities	-	(1)	-	-

Comprehensive income/(loss)	$80	$(118)	$(397)	$(206)

Basic net income/(loss) per common share	$0.01	$(0.02)	$(0.05)	$(0.03)

Diluted net income/(loss) per common share	$0.01	$(0.02)	$(0.05)	$(0.03)

Basic weighted average shares outstanding	7,413	7,395	7,404	7,373

Diluted weighted average shares outstanding	7,578	7,395	7,404	7,373

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,052	$1,577
Short-term investments, available-for-sale	6,335	6,436
Accounts receivable, net of allowance for doubtful accounts of $31 and $42	1,093	1,735
Prepaid expenses and other current assets	949	682

Total current assets	10,429	10,430

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,194	1,358
Internal use software, net of accumulated amortization	5,143	5,059
Other long-term assets	179	181

Total long term assets	6,516	6,598

TOTAL ASSETS	$16,945	$17,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,005	$873
Accrued expenses	833	1,098
Unearned revenue, current portion	8,608	8,478
Other current liabilities	91	82

Total current liabilities	10,537	10,531

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	576	405
Deferred rent, net of current portion	618	590
Other long-term liabilities	56	69

Total long term liabilities	1,250	1,064

TOTAL LIABILITIES	11,787	11,595

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,666,374 and 8,643,460 shares issued; and 7,423,567 and 7,400,653 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 1,242,807 shares	(4,398)	(4,398)
Additional paid in capital	353,973	353,852
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(344,418)	(344,021)

Total stockholders’ equity	5,158	5,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,945	$17,028

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397)	$(206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,222	1,619
Stock-based compensation	44	84
Loss on sale of property and equipment	2	-
Change in operating assets and liabilities:
Accounts receivable	642	214
Prepaid expenses and other assets	(265)	(130)
Accounts payable	10	(152)
Accrued expenses	(265)	(171)
Unearned revenue	301	(51)
Deferred rent	37	46

Net cash provided by operating activities	1,331	1,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(110)	(174)
Additions to internal use software	(932)	(1,138)
Purchases of investments	(4,062)	(6,201)
Sales of investments	-	1,570
Maturities of investments	4,163	3,370
Proceeds from sale of equipment	8	-

Net cash used in investing activities	(933)	(2,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(126)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	77	227

Net cash provided by financing activities	77	101

Net increase / (decrease) in cash and cash equivalents	475	(1,219)

Cash and cash equivalents, beginning of period	1,577	2,073

Cash and cash equivalents, end of period	$2,052	$854

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases under capital lease obligations	$(6)	$-
Property and equipment additions in accounts payable	(114)	(68)
Internal use software additions in accounts payable	(192)	(253)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The interim unaudited Condensed Consolidated Financial Statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying interim unaudited Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Annual Report”).

Onvia had a wholly-owned subsidiary in Canada that was dissolved effective December 19, 2014; and there was no business activity in this subsidiary during the three and six month periods ended June 30, 2014. The wholly-owned subsidiary owned no assets or liabilities as of the date of dissolution.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance was originally effective January 1, 2017 and early adoption was not permitted. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with an option of applying the standard on the original effective date. The company is currently evaluating the impact of the new guidance, the effective date and the method of adoption.

2.	Stock-Based Compensation

The impact to Onvia’s interim unaudited Condensed Consolidated Statements of Operations for recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$-	$1	$-	$3
Sales and marketing	6	(14)	(3)	(5)
Technology and development	3	5	8	11
General and administrative	13	38	39	75
Total stock-based compensation	$22	$30	$44	$84

3.	Earnings per Share

Basic income/(loss) per share is calculated by dividing the net loss for the period by the weighted average shares of common stock outstanding for the period. Diluted income/(loss) per share is calculated by dividing the net income/(loss) per share by the weighted average common stock outstanding for the period, plus dilutive potential common shares using the treasury stock method. In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income/(loss)	$80	$(117)	$(397)	$(206)

Shares used to compute basic net income/(loss) per share	7,413	7,395	7,404	7,373
Dilutive potential common shares:
Stock options	165	-	-	-
Shares used to compute diluted net income/(loss) per share	7,578	7,395	7,404	7,373
Basic net income/(loss) per share	$0.01	$(0.02)	$(0.05)	$(0.03)
Diluted net income/(loss) per share	$0.01	$(0.02)	$(0.05)	$(0.03)

For the three and six months ended June 30, 2015, the weighted average effect of stock options to purchase approximately 290,000 and 877,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

For the three and six months ended June 30, 2014, the weighted average effect of stock options to purchase approximately 1,085,000 and 1,105,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$390	$-	$-	$390
Certificates of Deposit (1)	5,945	-	-	5,945
Total Investments	$6,335	$-	$-	$6,335

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$158	$-	$-	$158
Certificates of Deposit (1)	6,279	-	(1)	6,278
Total Investments	$6,437	$-	$(1)	$6,436

(1) The Company evaluated certificates of deposits held as of June 30, 2015 and December 31, 2014 and concluded that they meet the definition of securities as available for sale.

Onvia accounts for investments held as available for sale according to their fair values, which is defined as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following are the three levels of inputs that may be used to measure fair value:

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

The following table summarizes, by major security type, investments classified as available-for-sale at June 30, 2015 and at December 31, 2014, stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Total
U.S. Government backed securities	$-	$390	$-	$390
Certificates of Deposit	-	5,945	-	5,945
	$-	$6,335	$-	$6,335

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
U.S. Government backed securities	$-	$158	$-	$158
Certificates of Deposit	-	6,278	-	6,278
	$-	$6,436	$-	$6,436

There were no transfers in or out of Level 2 investments during the first six months of 2015 and fourth quarter of 2014, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid insurance	$187	$110
Prepaid software licences and maintenance	430	440
Prepaid expenses - other	295	123
Interest receivable	11	4
Other receivables	26	5
Total prepaid expenses and other current assets	$949	$682

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment	$3,768	$3,676
Software	1,855	1,855
Furniture and fixtures	109	109
Leasehold improvements	883	883

Total cost basis	6,615	6,523

Less accumulated depreciation	(5,421)	(5,165)

Net book value	$1,194	$1,358

Depreciation expense was $153,000 and $317,000 for the three and six months ended June 30, 2015, respectively, compared to $179,000 and $362,000, respectively, for the same periods of 2014.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the six months ended June 30, 2015 and 2014.

The following table presents a roll-forward of capitalized internal use software for the six months ended June 30, 2015 (in thousands):

	Balance at December 31, 2014	Additions	Balance at June 30, 2015
Capitalized internal use software	$17,107	$989	$18,096
Accumulated amortization	(12,048)	(905)	(12,953)
Internal use software, net	$5,059	$84	$5,143

Amortization expense was $420,000 and $905,000 for the three and six months ended June 30, 2015, respectively, compared to $624,000 and $1,258,000, respectively, for the same periods of 2014. Amortization expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Payroll and related liabilities	$784	$966
Taxes payable and other	49	132
Total accrued expenses	$833	$1,098

Other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Obligations under capital leases, current portion	24	24
Deferred rent, current portion	67	58
Total other current liabilities	$91	$82

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires on April 30, 2021.  Rent expense is being recognized on a straight-line basis over the term of the lease.

Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2019.

As of June 30, 2015, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2015	$414	$10	$424
2016	780	20	800
2017	873	20	893
2018	896	20	916
2019	918	9	927
2020 and thereafter	1,261	-	1,261
Total	$5,142	$79	$5,221

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

Purchase Obligations

2015	$572
2016	722
2017	237
Total	$1,531

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

As of June 30, 2015 and December 31, 2014, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of June 30, 2015 and December 31, 2014, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $76.0 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021, or earlier as discussed above, subject to standard office lease conditions. As of June 30, 2015 and December 31, 2014, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

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

Additional information on factors that may impact these forward-looking statements can be found under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report, in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.  Onvia assumes no obligation to update forward-looking statements as a result of new information or future events or developments, except as may be required by law.  The following discussion should also be read in conjunction with the interim unaudited Condensed Consolidated Financial Statements and accompanying Notes thereto.

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

•	Our first 2015 initiative is to further accelerate year over year bookings growth. This growth is planned in three key areas: sales to new customers, contract enhancements with existing customers and improved retention of our existing customers. The measure of success for this initiative includes the overall growth in new client bookings, growth in Annual Contract Value (ACV) and improvement in dollar retention. For a discussion of these and other key operating metrics refer to the Executive Summary of Operations and Financial Position below.

•	Our second 2015 initiative is to enhance the existing Onvia platform and provide improved content which further aligns to customer needs. This initiative includes the continued transition of our target market clients to the Onvia 7 search platform. The Onvia 7 platform is intended to deliver more actionable opportunities to clients than the current limitations of literal keyword searching. Keyword searches against a broad, unstructured dataset can often miss opportunities or return too much irrelevant information depending on the keywords selected. The Onvia 7 platform identifies essence of a project or opportunity using concepts instead of keywords leveraging our proprietary dictionary of terms, technology and business rules. Onvia 7 should become a significant competitive advantage for our clients. We measure success of this initiative through the effectiveness of product releases and the impact on new client Annual Contract Value per Client (ACVC) and dollar retention.

In 2014, we completed the software changes to the Onvia platform to include the new Onvia 7 user interface. In 2015, we plan to complete the construction of proprietary ontologies for each of our target markets served. We expect to migrate the majority of clients in our target markets to the new Onvia 7 search paradigm by the end of 2015. Some of our larger clients that operate in more than one market will likely be migrated in the first quarter of 2016 since all of the ontologies will need to be completed before these larger clients can be migrated.

•	Our third and final 2015 initiative is to improve the existing information technology infrastructure as a means to reduce complexity, accelerate product development and reduce costs long-term. We continue to focus this initiative on three major areas. The first focus is moving to an open source search technology which will increase our capacity for search and improve search speed. We have identified the technology of choice, have completed the architecting work and development is in progress. Secondly, we’ll be changing database structures to allow for faster more agile product enhancements in the future. The technology of choice has been identified and the initial phase of this project has been released. The next phase is intended to be released in the first quarter of 2016. Finally, we are addressing areas where data capture can be further automated to allow for cost effective scaling of data aggregation. We do not anticipate annual capital expenditures to increase over historical levels as a result of these technology improvements.

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

We manage the business using the following key client metrics:

Annual Contract Value, or ACV

ACV represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter. ACV is driven by Annual Contract Value per Client (ACVC) and the number of clients. Most of Onvia’s revenues are generated from subscription contracts. The contract value of multi-year content distribution partnerships, stand-alone management reports, document download services and list rental services are not included in the calculation of ACV.

ACV increased by 8% to $21.9 million in the second quarter of 2015 from $20.3 million for the same period one year ago. The continued growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition. The growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

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

In the twelve months ended June 30, 2015, dollar retention was 89% compared to 86% in the twelve months ended June 30, 2014. Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products.

At the end of the second quarter, our total client base decreased 6% to 3,200 clients compared to 3,400 clients in the same year-ago period and decreased 2% compared to the first quarter of 2015. Our strategy is to continue to improve profitability by acquiring and managing fewer, but more strategic clients at higher ACVC. The decline in clients was isolated to non-targeted clients; the number of clients in our target market increased for the first time in the second quarter of 2015. We continue to believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client, or ACVC

Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC increased 15% to $6,883 in the second quarter of 2015 compared to $5,999 in the second quarter of 2014. ACVC for new clients decreased 21% to $12,464 from $15,759 in the second quarter of 2014. Management anticipates new client ACVC will fluctuate from period to period based on the mix of product levels included in acquisition bookings for a particular period. Growth in overall ACVC demonstrates that an increasing number of clients have a strategic interest in the public sector at a regional or national level. Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

The following table provides a reconciliation of GAAP net income/(loss) to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
GAAP net income/(loss)	$80	$(117)	$(397)	$(206)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(22)	(2)	(24)	(5)
Depreciation and amortization	573	803	1,222	1,619
Amortization of stock-based compensation	22	30	44	84

Adjusted EBITDA	$653	$714	$845	$1,492

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

Results of Operations for the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$5,894	$5,567	$11,739	$11,183

Revenue:
Subscription	91%	90%	90%	90%
Content license	7%	8%	8%	8%
Management information reports	1%	1%	1%	1%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Subscription revenue for the three and six months ended June 30, 2015 grew 7% and 6% to $5.4 million and $10.6 million, respectively, over the same periods in 2014. The growth in subscription revenue reflects a sustained growth in ACV over the past year and improved retention of existing clients compared to the same period last year.

Total revenue for the three and six months ended June 30, 2015 was $5.9 million and $11.7 million, up by 6% and 5%, respectively, compared to the same periods last year. In addition to subscription revenue, total revenue includes content license and report revenue.

Cost of revenue for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$838	$849	$(11)	(1%)
Percentage of Revenue	14%	15%
Six months ended June 30,	1,631	1,674	(43)	(3%)
Percentage of Revenue	14%	15%

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

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$3,118	$2,891	$227	8%
Percentage of Revenue	53%	52%
Six months ended June 30,	6,208	5,825	383	7%
Percentage of Revenue	53%	52%

The increase in expenses for the comparable three month periods is primarily due to payroll related investments incurred to support our initiatives in marketing and product development.

The increase in expenses for the comparable six month periods is primarily related to payroll related investments incurred to support our initiatives in marketing and product development, an increase in commission expenses as a result of improved sales and additional costs for consultants and contract labor necessary to support our ongoing product development.

Technology and Development

Technology and development expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$1,062	$1,021	$41	4%
Percentage of Revenue	18%	18%
Six months ended June 30,	2,094	2,141	(47)	(2%)
Percentage of Revenue	18%	19%

The increase in expenses for the comparable three month periods is primarily comprised of an increase in payroll related costs incurred to fill software development positions open in the same period last year, partially offset by a decrease in amortization costs.

The decrease in expenses for the comparable six month periods is primarily attributed to a decrease in amortization costs, partially offset by an increase in payroll related costs incurred to software development positions open in same period last year.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended June 30,	$818	$925	$(107)	(12%)
Percentage of Revenue	14%	17%
Six months ended June 30,	2,227	1,754	473	27%
Percentage of Revenue	19%	16%

The decrease in expenses for the comparable three month periods was primarily due to a $46,000 decrease in payroll related costs due to lower headcount, a $35,000 decrease in business taxes and other individually immaterial changes.

The increase in expenses for the comparable six month periods is primarily due to $435,000 of non-recurring legal and consulting fees authorized by our Board of Directors in the first quarter of 2015. Beginning with Onvia 7, we expect to significantly enhance the value of content sourced from the public domain. We performed a complete review of our content capture, content processing and content enhancement methods, processes and systems. We incurred these incremental costs to ensure that our intellectual property rights to the enhanced content are properly protected. This expense was largely confined to the first quarter with some residual costs incurred in the second quarter of 2015.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting the fair value of stock-based compensation, allowance for doubtful accounts, capitalization of costs for internally developed software, recoverability of long-lived assets, including internally developed software, and the valuation allowance for net deferred tax assets. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.

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

See Note 1 to the interim unaudited Consolidated Financial Statements for the disclosure of recently issued accounting pronouncements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $8.4 million at June 30, 2015. At June 30, 2015, we held $6.3 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.

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

From December 31, 2014 to June 30, 2015, cash, cash equivalents and available for sale investments increased by $374,000 for the reasons described below.

Operating Activities

Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2015 and June 30, 2014.

Investing Activities

Net cash used in investing activities was $933,000 in the six months ended June 30, 2015, compared to $2.6 million in the same period in 2014. The decrease of $1.6 million in cash used in investing activities is attributable to a $2.1 million decrease in purchases of investments and a $270,000 decrease in additions to property and equipment and internal use software offset by a $777,000 decrease in sales and maturities of investments.

Financing Activities

Net cash provided by financing activities was $77,000 for the six months ended June 30, 2015, compared to $101,000 in the same period in the prior year. The decrease in cash provided by financing activities is due to a $150,000 decrease in proceeds from stock options exercises and purchases under employee stock purchase plan offset by $126,000 of principal payments on capital leases in the sixth month ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2015.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2015.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.2	Amended and Restated Bylaws of Onvia effective June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 2, 2015)

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	101.INS XBRL Instance Document
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

Date: August 13, 2015