Form 10-Q
period 2015-09-30
ONVIA INC
filed 2015-11-05
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common stock, par value $.0001 per share: 7,470,126 shares outstanding as of October 30, 2015.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share data)		(Unaudited) (In thousands, except per share data)

Revenue
Subscription	$5,417	$5,131	$16,048	$15,159
Content license	403	480	1,295	1,417
Management information reports	20	34	109	129
Other	47	55	174	178

Total revenue	5,887	5,700	17,626	16,883

Cost of revenue (exclusive of depreciation and amortization included below)	783	801	2,414	2,475

Gross margin	5,104	4,899	15,212	14,408

Operating expenses:
Sales and marketing	3,246	3,002	9,454	8,827
Technology and development	1,067	1,035	3,161	3,176
General and administrative	788	906	3,015	2,660

Total operating expenses	5,101	4,943	15,630	14,663

Income/(loss) from operations	3	(44)	(418)	(255)

Interest and other income, net	6	2	30	7

Net income/( loss)	$9	$(42)	$(388)	$(248)

Unrealized gain/(loss) on available-for-sale securities	1	(1)	1	(1)

Comprehensive income/(loss)	$10	$(43)	$(387)	$(249)

Basic net income/(loss) per common share	$0.00	$(0.01)	$(0.05)	$(0.03)

Diluted net income/(loss) per common share	$0.00	$(0.01)	$(0.05)	$(0.03)

Basic weighted average shares outstanding	7,449	7,396	7,421	7,381

Diluted weighted average shares outstanding	7,561	7,396	7,421	7,381

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited) (In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,794	$1,577
Short-term investments, available-for-sale	6,140	6,436
Accounts receivable, net of allowance for doubtful accounts of $34 and $42	1,300	1,735
Prepaid expenses and other current assets	705	682

Total current assets	9,939	10,430

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,142	1,358
Internal use software, net of accumulated amortization	5,157	5,059
Long-term investments, available-for-sale	249	-
Other long-term assets	243	181

Total long term assets	6,791	6,598

TOTAL ASSETS	$16,730	$17,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$725	$873
Accrued expenses	854	1,098
Unearned revenue, current portion	8,674	8,478
Other current liabilities	97	82

Total current liabilities	10,350	10,531

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	386	405
Deferred rent, net of current portion	596	590
Other long-term liabilities	50	69

Total long term liabilities	1,032	1,064

TOTAL LIABILITIES	11,382	11,595

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,712,933 and 8,643,460 shares issued; and 7,470,126 and 7,400,653 shares outstanding	1	1
Treasury stock, at cost: 1,242,807 and 1,242,807 shares	(4,398)	(4,398)
Additional paid in capital	354,153	353,852
Accumulated other comprehensive gain/(loss)	1	(1)
Accumulated deficit	(344,409)	(344,021)

Total stockholders’ equity	5,348	5,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,730	$17,028

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Unaudited) (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388)	$(248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,766	2,404
Stock-based compensation	78	130
Loss on sale of property and equipment	2	-
Change in operating assets and liabilities:
Accounts receivable	435	77
Prepaid expenses and other assets	(84)	-
Accounts payable	(124)	(26)
Accrued expenses	(244)	(161)
Unearned revenue	176	155
Deferred rent	20	35

Net cash provided by operating activities	1,637	2,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(296)	(270)
Additions to internal use software	(1,403)	(1,688)
Purchases of investments	(6,803)	(9,606)
Sales of investments	340	1,570
Maturities of investments	6,511	7,152
Proceeds from sale of equipment	8	-

Net cash used in investing activities	(1,643)	(2,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(189)
Proceeds from exercise of stock options	223	227

Net cash provided by financing activities	223	38

Net increase / (decrease) in cash and cash equivalents	217	(438)

Cash and cash equivalents, beginning of period	1,577	2,073

Cash and cash equivalents, end of period	$1,794	$1,635

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases under capital lease obligations	$(6)	$(6)
Property and equipment additions in accounts payable	(38)	(4)
Internal use software additions in accounts payable	(122)	(185)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Onvia had a wholly-owned subsidiary in Canada that was dissolved effective December 19, 2014; and there was no business activity in this subsidiary during the three and nine month periods ended September 30, 2014. The wholly-owned subsidiary owned no assets or liabilities as of the date of dissolution.

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

The impact to Onvia’s interim unaudited Condensed Consolidated Statements of Operations for recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$-	$1	$-	$4
Sales and marketing	6	5	3	-
Technology and development	3	5	11	16
General and administrative	25	35	64	110
Total stock-based compensation	$34	$46	$78	$130

3.	Earnings per Share

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

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income/(loss)	$9	$(42)	$(388)	$(248)

Shares used to compute basic net income/(loss) per share	7,449	7,396	7,421	7,381
Dilutive potential common shares:
Stock options	112	-	-	-
Shares used to compute diluted net income/(loss) per share	7,561	7,396	7,421	7,381
Basic and diluted net income/(loss) per share	$0.00	$(0.01)	$(0.05)	$(0.03)

For the three and nine months ended September 30, 2015, the weighted average effect of stock options to purchase approximately 314,000 and 853,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because the exercise price is greater than the average market price of common stock for the respective period.

For the three and nine months ended September 30, 2014, the weighted average effect of stock options to purchase approximately 1,076,000 and 1,095,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because the exercise price is greater than the average market price of common stock for the respective period.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$1,228	$-	$-	$1,228
Certificates of Deposit (1)	4,911	1	-	4,912
Total Investments	$6,139	$1	$-	$6,140
Long-Term Investments
Certificates of Deposit (1)	249	-	-	249
Total Long-Term Investments	249	-	-	249
Total Investments	$6,388	$1	$-	$6,389

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$158	$-	$-	$158
Certificates of Deposit (1)	6,279	-	(1)	6,278
Total Investments	$6,437	$-	$(1)	$6,436

(1) The Company evaluated certificates of deposits held as of September 30, 2015 and December 31, 2014 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, investments classified as available-for-sale at September 30, 2015 and at December 31, 2014, stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2015
	Level 1	Level 2	Level 3	Total
U.S. Government backed securities	$-	$1,228	$-	$1,228
Certificates of Deposit	-	5,161	-	5,161
Total Investments	$-	$6,389	$-	$6,389

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$158	$-	$158
Certificates of Deposit	-	6,278	-	6,278
Total Investments	$-	$6,436	$-	$6,436

There were no transfers in or out of Level 2 investments during the first nine months of 2015 and fourth quarter of 2014, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid insurance	$153	$110
Prepaid software licences and maintenance	314	440
Prepaid expenses - other	203	123
Interest receivable	13	4
Other receivables	22	5
Total prepaid expenses and other current assets	$705	$682

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment	$3,869	$3,676
Software	1,855	1,855
Furniture and fixtures	112	109
Leasehold improvements	883	883
Total cost basis	6,719	6,523
Less accumulated depreciation	(5,577)	(5,165)
Net book value	$1,142	$1,358

Depreciation expense was $156,000 and $473,000 for the three and nine months ended September 30, 2015, respectively, compared to $176,000 and $538,000, respectively, for the same periods of 2014.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded for the nine months ended September 30, 2015 and 2014.

The following table presents a roll-forward of capitalized internal use software for the nine months ended September 30, 2015 (in thousands):

	Balance at December 31, 2014	Additions	Balance at September 30, 2015
Capitalized internal use software	$17,107	$1,390	$18,497
Accumulated amortization	(12,048)	(1,292)	(13,340)
Internal use software, net	$5,059	$98	$5,157

Amortization expense was $388,000 and $1.3 million for the three and nine months ended September 30, 2015, respectively, compared to $609,000 and $1.9 million, respectively, for the same periods of 2014. Amortization expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Payroll and related liabilities	$776	$966
Taxes payable and other	78	132
Total accrued expenses	$854	$1,098

Other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Obligations under capital leases, current portion	25	24
Deferred rent, current portion	72	58
Total other current liabilities	$97	$82

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires on April 30, 2021.  Rent expense is being recognized on a straight-line basis over the term of the lease.

Onvia also has a non-cancellable operating lease for office equipment, which expires in July 2019.

As of September 30, 2015, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases
2015	$207	$5	$212
2016	780	20	800
2017	873	20	893
2018	896	20	916
2019	918	9	927
2020 and thereafter	1,261	-	1,261
Total	$4,935	$74	$5,009

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from April 2015 to June 2017. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations
2015	$395
2016	779
2017	234
Total	$1,408

Legal Proceedings

From time to time, legal proceedings may arise in the ordinary course of business. Although the outcomes of legal proceedings are inherently difficult to predict, the Company is not currently involved in any legal proceeding in which the outcome, in its judgment based on information currently available, is likely to have a material adverse effect on its business or financial position.

10.	Provision for Income Taxes

As of September 30, 2015 and December 31, 2014, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of September 30, 2015 and December 31, 2014, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $76.0 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2022.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021, or earlier as discussed above, subject to standard office lease conditions. As of September 30, 2015 and December 31, 2014, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

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

•	Our first 2015 initiative is to further accelerate year over year bookings growth. This growth is planned in three key areas: sales to new customers, contract enhancements with existing customers and improved retention of our existing customers. The measure of success for this initiative includes the overall growth in new client bookings, growth in Annual Contract Value (ACV) and improvement in dollar retention. For a discussion of these and other key operating metrics refer to the Executive Summary of Operations and Financial Position below.

•	Our second 2015 initiative is to enhance the existing Onvia platform and provide improved content which further aligns to customer needs. This initiative includes the continued transition of our target market clients to the Onvia 7 search platform. The Onvia 7 platform is intended to deliver more actionable opportunities to clients than the current limitations of literal keyword searching. Keyword searches against a broad, unstructured dataset can often miss opportunities or return too much irrelevant information depending on the keywords selected. The Onvia 7 platform identifies the essence of a project or opportunity using concepts instead of keywords, leveraging our proprietary dictionary of terms, technology and business rules. Onvia 7 should become a significant competitive advantage for our clients.

During 2015, we continue to build proprietary ontologies for each of our target markets served. As of September 30, 2015, we have completed ontologies for two of our three major verticals, Information Technology and Business Services. Once an ontology is complete for a market sector, we begin the process of migrating clients to the new Onvia 7 search paradigm. We expect to migrate the majority of clients in our target markets to Onvia 7 by the end of 2015. Some of our larger clients that operate in more than one market will likely be migrated in 2016 since all of the ontologies will need to be completed before these larger clients can be migrated.

•	Our third and final 2015 initiative is to improve the existing information technology infrastructure as a means to reduce complexity, accelerate product development and reduce costs long-term. We continue to focus this initiative on three major areas. The first focus is moving to an open source search technology which will increase our capacity for search and improve search speed. Work on this project is substantially complete and we are preparing to roll this out in the first quarter of 2016. Secondly, we will be changing database structures to allow for faster more agile product enhancements in the future. The technology of choice has been identified and the initial phase of this project has begun. Finally, we are addressing areas where data capture can be further automated to allow for cost effective scaling of data aggregation. We do not anticipate annual capital expenditures to increase over historical levels as a result of these technology improvements.

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

ACV increased by 5% to $22.1 million in the third quarter of 2015 from $21.1 million for the same period one year ago. The continued growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition compared to the previous 12 months. The growth rate in ACV can fluctuate from year to year based on the timing and amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period, as tenured clients tend to renew at a higher rate than first year clients.

Dollar Retention

Since the first quarter of 2014 we have reported dollar retention, which measures the dollars renewed on the available base of expiring contracts over the preceding twelve months. Dollar retention is calculated on a percentage basis by dividing the contract value of subscription contracts renewed, including the value of contract upgrades, during the most recent twelve-month period by the total value of subscription contracts expiring over the same period. Dollar retention measures the percentage of dollars retained from the population of expiring contracts over a twelve month period.

In the twelve months ended September 30, 2015, dollar retention was flat at 88% compared to the twelve months ended September 30, 2014. Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products.

At the end of the third quarter, our total client base decreased 7% to 3,100 clients compared to 3,350 clients in the same year-ago period and decreased 3% compared to the second quarter of 2015. Our strategy is to continue to improve profitability by acquiring and managing fewer, but more strategic clients at higher ACVC. We continue to believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client, or ACVC

Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

ACVC increased 13% to $7,116 in the third quarter of 2015 compared to $6,286 in the third quarter of 2014. Growth in ACVC demonstrates success in executing our initiative to acquire and retain clients with strategic interest in the public sector at a regional or national level. Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

The following table provides a reconciliation of GAAP net income/(loss) to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
GAAP net income/(loss)	$9	$(42)	$(388)	$(248)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(6)	(2)	(30)	(7)
Depreciation and amortization	544	785	1,766	2,404
Amortization of stock-based compensation	34	46	78	130

Adjusted EBITDA	$581	$787	$1,426	$2,279

Adjusted EBITDA for the three and nine months ended September 30, 2015 includes $130,000 and $461,000 in employee separations costs, respectively. In addition, Adjusted EBITDA for the nine months ended September 30, 2015 includes $299,000 in non-recurring legal and consulting fees.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$5,887	$5,700	$17,626	$16,883

Revenue:
Subscription	92%	90%	91%	90%
Content license	7%	8%	7%	8%
Management information reports	0%	1%	1%	1%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Subscription revenue for the three and nine months ended September 30, 2015 grew 6% each period to $5.4 million and $16.0 million, respectively, over the same periods in 2014. The growth in subscription revenue reflects a sustained growth in ACV over the past year. Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition.

Total revenue for the three and nine months ended September 30, 2015 was $5.9 million and $17.6 million, up by 3% and 4%, respectively, compared to the same periods last year. In addition to subscription revenue, total revenue includes content license and report revenue.

Cost of revenue for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$783	$801	$(18)	(2%)
Percentage of Revenue	13%	14%
Nine months ended September 30,	2,414	2,475	(61)	(2%)
Percentage of Revenue	14%	15%

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

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$3,246	$3,002	$244	8%
Percentage of Revenue	55%	53%
Nine months ended September 30,	9,454	8,827	627	7%
Percentage of Revenue	54%	52%

The increase in expenses for the comparable three month periods is due to a $148,000 increase in contract labor and consulting costs necessary to support our ongoing product development, a $66,000 increase in payroll related investment, including certain employee separation costs, incurred to support our initiatives in sales, marketing and product development, and other individually immaterial changes.

The increase in expenses for the comparable nine month periods is related to $441,000 in payroll related investment, including certain employee separation costs, incurred to support our initiatives in sales, marketing and product development, a $253,000 increase in for contract labor and consulting costs necessary to support our ongoing product development, and other individually immaterial changes.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$1,067	$1,035	$32	3%
Percentage of Revenue	18%	18%
Nine months ended September 30,	3,161	3,176	(15)	(0%)
Percentage of Revenue	18%	19%

The increase in expenses for the comparable three month periods is primarily comprised of an increase in payroll related costs incurred to fill software development positions open in the same period last year, partially offset by a decrease in amortization costs.

The decrease in expenses for the comparable nine month periods is primarily attributed to a decrease in amortization costs, partially offset by an increase in payroll related costs incurred to fill software development positions open in the same period last year and an increase in costs capitalized as internal software development.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2014	2013	Amount	Percent
Three months ended September 30,	$788	$906	$(118)	(13%)
Percentage of Revenue	13%	16%
Nine months ended September 30,	3,015	2,660	355	13%
Percentage of Revenue	17%	16%

The decrease in expenses for the comparable three month periods is due to a $38,000 decrease in professional services, a $26,000 decrease in recruiting fees, a $25,000 decrease in payroll related costs due to lower headcount, and other individually immaterial changes.

The increase in expenses for the comparable nine month periods is due to $299,000 of non-recurring legal and consulting fees and $170,000 of employee separation costs, offset by a $49,000 decrease in business taxes and a $37,000 decrease in amortization costs.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such, are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash, cash equivalents and available for sale investments were $8.2 million at September 30, 2015. At September 30, 2015, we held $6.4 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.

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

From December 31, 2014 to September 30, 2015, cash, cash equivalents and available for sale investments increased by $170,000 for the reasons described below.

Operating Activities

Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2015 compared to $2.4 million in the same period in 2014. The decrease of $729,000 in net cash provided by operating activities is attributable to a greater net loss and an increase in vendor and payroll disbursements in the nine months ended September 30, 2015 as compared to the same period of 2014.

Investing Activities

Net cash used in investing activities was $1.6 million in the nine months ended September 30, 2015, compared to $2.8 million in the same period in 2014. The decrease of $1.2 million in cash used in investing activities is attributable to a $2.8 million decrease in purchases of investments and a $259,000 decrease in additions to property and equipment and internal use software partially offset by a $1.9 million decrease in sales and maturities of investments.

Financing Activities

Net cash provided by financing activities was $223,000 for the nine months ended September 30, 2015, compared to $38,000 in the same period in the prior year. The increase in cash provided by financing activities is primarily due to a $189,000 decrease in principal payments on capital leases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2015.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2015.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Date: November 5, 2015

