Form 10-K
period 2015-12-31
ONVIA INC
filed 2016-03-08
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2015, as reported on the NASDAQ Capital Market, was $18,227,188.

The number of shares of the registrant’s common stock outstanding at March 1, 2016 was 7,125,484.

ONVIA, INC.

FORM 10-K

For the Year Ended December 31, 2015

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

Onvia is a Delaware corporation. In this report, when we refer to “Onvia,” the “Company” “we,” “our,” or “us,” we are referring to Onvia, Inc. and its wholly owned subsidiary. The wholly owned subsidiary was dissolved effective December 19, 2014.

Company Overview

Our Vision

At Onvia, we believe there is a better way for government agencies and businesses to work together. The state, local and education (SLED) market is one of the largest, most unstructured and fragmented markets in the world. Onvia continues to make SLED procurement more transparent for both agencies and businesses to help them build more successful partnerships with each other.

Our Business

Onvia is a leading source of insight and intelligence on government procurement within the SLED market. We maintain a proprietary database of detailed procurement activity from the market of 94,000 federal and SLED government agencies across the entire United States. When available, we capture and connect the entire procurement lifecycle of a SLED procurement from the initial budget to the awarded contract. We compile and enhance more than 1.6 million procurement records covering over 600,000 of these procurement events each year, representing 95% of SLED procurement spending, to provide a comprehensive view of this market by government agency, vendor, and procurement type. Onvia intelligence is used by both SLED agencies and businesses that sell (directly or indirectly) to SLED agencies. Government agencies can use our insight to make informed and defensible purchasing decisions, identify potential vendors and meet their fiduciary responsibilities to their constituents. Businesses use our procurement intelligence to qualify short-term revenue opportunities and to obtain early insight into future potential spending for their goods and services, evaluate agency procurement trends, and identify competitor activity and potential teaming partners. Onvia intelligence helps companies identify emerging markets, allocate resources and build their long term SLED strategy. Onvia was incorporated in January 2000 in the state of Delaware. Our principal corporate office is located in Seattle, Washington. Our securities trade on The NASDAQ Capital Market under the symbol “ONVI”.

Industry Background

The United States public sector represents one of the largest markets in the world. This market represents 4,000 federal agencies, and 90,000 agencies at the state and local level. Overall, procurement spending represents a multi-billion dollar industry with SLED opportunities representing roughly 70-80% of government spending. Recent legislation at the federal level, most recently the Digital Accountability and Transparency Act of 2014 (DATA Act), is intended to address transparency at the federal level. However, these federal initiatives do not address the even greater transparency issue within the SLED market.

The variety, volume and unstructured nature of spending across so many unique regulatory districts makes the SLED market one of the most fragmented in the world. The procurement lifecycle is complex and unique to each agency. To compile a complete and comprehensive view of public sector spending the following documents need to be evaluated for every procurement at every agency:

•	Annual Budgets	•	Plan holders Lists
•	Capital Improvement Plans	•	Bidders Lists
•	Technology Improvement Plans	•	Bid Results
•	Bids	•	Awards and Award Details
•	Requests for Quotes (RFQ)	•	Advance Notices
•	Requests for Proposals (RFP)	•	Subcontractor Solicitations
•	Amendments	•	Purchase Orders
•	Sole source solicitations	•	Term Contracts (Reoccurring Contracts)
•	Federal Grants	•	Other trigger events, such as City Council Minutes
•	Agency Contract Information (Decision Makers)

The aggregation of these public procurement events provides limited value. This data must be complete, normalized, enhanced, structured and classified to provide actionable spending insights by agency, vendor or procurement type. As a result, agencies do not have a comprehensive view of spending by their peer agencies, so procurement officers rely on their own historical activities to make significant procurement decisions. Businesses must evaluate a variety of incomplete procurement information sources to obtain limited intelligence to inform their decision making. The lack of data transparency makes the SLED market extremely inefficient for both agencies and businesses that sell to them.

Our Objectives

To achieve our vision to create transparency in the SLED market and deliver essential, actionable procurement intelligence that agencies and businesses use to work together more effectively, we have established three objectives upon which we focus our efforts:

•	Increase our content coverage to become the authority in SLED procurement intelligence and analytics
•	Leverage our proprietary industry ontologies, business rules and search capabilities to consistently deliver highly targeted intelligence
•	Develop workflow tools and integrations to help businesses efficiently qualify and pursue revenue opportunities

Our Products and Services

Onvia maintains a database of proprietary public sector procurement information which includes comprehensive historical and real-time information on procurement activities unavailable elsewhere in the marketplace. We provide access to over 5.0 million procurement-related records connected to over 400,000 companies from across approximately 86,000 procurement entities nationwide. These records are standardized, formatted and classified within our database each day. We deliver approximately 80% of our bid and RFP content on the same day we capture it from the original source.

Onvia’s solution is used by clients for long-term strategic planning and near-term sales and marketing activities, tailored to their unique business objectives. We help our clients build specialized searches to identify relevant content and establish workflows to help the client consume the content most effectively. Over time, we expect to continue to enhance our content coverage of valuable data types to meet the business development needs of our strategic clients. Our key offerings are described below.

Onvia Database provides rich search functionality on our proprietary analytics platform of local, state and federal government agency purchasing information. Our solution provides public sector business intelligence to customers across agencies, vendors, projects, and term contracts over a historical, real-time and future spending timeline. We have developed proprietary natural language ontologies and business rules to categorize and classify information based on the essence of a project, not based on general industry and product codes that are often incorrect or too general. We continue to build the ontologies for each of our target markets. When complete, our proprietary ontologies will be unique to the market-place and are designed to provide Onvia, and our clients, with a significant competitive advantage. The rollout of our new search to our target market clients began in 2015 and is expected to be completed in 2016. We believe that our proprietary search will give our clients more relevant intelligence and fewer unrelated projects currently delivered through traditional keyword searches.

Project Center provides our clients with a complete view of individual procurement activities at each stage of the purchasing cycle. Project Center makes it easier for clients to identify and qualify opportunities to sell their goods and services to SLED agencies. Project Center is designed to help our clients:

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

Spending Forecast Center provides insight into budgets and capital improvement plans of agencies within the top 366 Metropolitan Statistical Areas in the United States, representing approximately 85% of government procurement spending. Most governmental bodies, such as departments of transportation, city and county governments, and boards of education publish a future spending plan that outlines major procurement initiatives over the next 3-6 years. Clients subscribing to Spending Forecast Center receive Project Previews, which are summaries of future projects that are extracted from our library of budgets and capital improvement plans. Advance notice of procurement opportunities provides businesses the opportunity to get their products specified into the final agency bid, which improves proposal win rates. In addition, Spending Forecast Center includes search functionality that allows users to find plans based on keywords, as well as type of agency, location, spending focus, and other plan details.

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

 Our Clients

We have a diverse client base from large Fortune 500 companies to small businesses that have been Onvia clients for many years. We segment our client base based upon whether they fit our current target profile, a Strategic Account, or if the client is a legacy Small Business client. Onvia’s strategic target client has a long-term strategic interest in the public sector and with a primary focus on the SLED market. As companies expand geographically, their market becomes less transparent, and they have a greater need for business intelligence. Our Strategic Accounts do business on a regional or national level.

Our Strategic Accounts operate in largest, high-growth industry verticals:

o	Architectural and Engineering Services
o	Operations and Maintenance Services
o	Transportation
o	Infrastructure and Construction
o	Technology
o	Financial Services and Insurance
o	Healthcare
o	Business Services
o	Education

We also have a number of small business clients that were clients prior to our focus on Strategic Accounts. We no longer acquire small businesses through our acquisition team, however we do continue to serve existing small business through our Small Business team.

We measure our Strategic and Small Business clients with the following key metrics:

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

Total ACV at December 31, 2015 increased by 2% to $22 million compared to $21.5 million at December 31, 2014. The ACV for Strategic Accounts grew 8% to $17.1 million at December 31, 2015 compared to $15.9 million at December 31, 2014. Our strategic initiatives executed in 2015 were focused on growth within the ACV of Strategic Accounts. Growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition. The growth rate in ACV can fluctuate from year to year based on timing of the amount of ACV available for renewal.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products.

As of December 31, 2015, Onvia’s total client base decreased 9% to 3,000 clients compared to 3,300 clients as of the same time one year ago. However, the client base for Strategic Accounts grew 2% in 2015 to 1,325 clients as of December 31, 2015. Onvia’s strategy is to improve profitability by acquiring and managing fewer, more strategic, clients at higher ACVCs. Onvia’s management believes that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client, or ACVC

Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

Total ACVC at December 31, 2015 grew 12% to $7,283 from $6,500 one year ago. The ACVC for Strategic Accounts grew 4% in 2015 to $12,846 as of December 31, 2015, compared to $12,312 one year ago. The continued growth in ACVC demonstrates our success in acquiring clients with strategic interest in the public sector at a regional or national level. Companies within this target market typically have higher ACVCs and renew at higher rates, which are key attributes of a profitable long-term client.

Dollar Retention

Dollar retention measures the dollars renewed on the available base of expiring contracts over the preceding twelve months. Dollar retention is calculated on a percentage basis by dividing the contract value of subscription contracts renewed, including the value of contract upgrades, during the most recent twelve-month period by the total value of subscription contracts expiring over the same period. Dollar retention measures the percentage of dollars retained from the population of expiring contracts over a twelve month period.

In the twelve months ended December 31, 2015, overall dollar retention was 88%, which is consistent with dollar retention for the twelve months ended December 31, 2014. Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period, and timing of contract growth. Dollar retention, in conjunction with ACV, provides insight into our subscription retention rate and ability to generate future subscription revenue.

Client subscriptions are typically prepaid, have a minimum term of one year and revenues are recognized ratably over the term of the subscription. Subscriptions are generally priced based upon the geographic range, nature of content purchased, and the number of users accessing the database.

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

 Sales and Marketing Strategy

As of December 31, 2015, we had 70 inside sales, marketing and customer support employees with the majority of our sales force located at our headquarters in Seattle, Washington. This headcount was also 70 as of December 31, 2014.

Our sales force leverages consultative selling as its sales philosophy. Our sales organization is comprised of three teams: Business Development, New Client Implementation and Client Success. The Business Development Team is responsible for acquiring new clients by identifying the business objectives of the prospect and designing a solution to meet these business objectives. The Client Implementation Team is responsible for implementing our solution for new clients, including developing workflows, training, sharing best practices and renewing the client in the first year. The Client Success team is responsible for training tenured clients, executing our client contact strategy, providing as needed support, renewing client contracts and identifying cross sell and upsell opportunities. As part of the client contact strategy, Client Success managers are responsible for understanding the client’s business objectives, setting up profiles and saved searches, and product training. The partnership between the client and its Onvia support team is an important part of the value proposition included in the Onvia business solution.

 Our primary marketing methods include content, social media, email, press outreach, retargeting and SEM/SEO efforts. Awareness & engagement are augmented with blogs, business articles and premium reports, as well as webinars, social & press mentions, e-mail newsletters and client referrals. Client retention efforts and prospect nurture marketing campaigns are also an integral part of our strategy.

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

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at a third-party offsite co-location facility.  Our co-location vendor provides 24x7 monitoring and engineering support in a climate-controlled and physically secure environment and our on-call operations personnel have 24x7 access to the facility.  Our data center has redundant communication lines from multiple Internet Service Providers and has its own emergency power and backup systems.  We house some non-critical systems such as development servers, quality assurance servers, and internal application servers at our headquarters in Seattle.  All our production platform related servers are in the Seattle area and we have a second production site in Spokane for redundancy in case of some natural calamity.  Onvia has a redundant disaster recovery site located outside the Seattle geographical area for the Company mail system which provides full functionality in the event of disaster.  The onvia.com website and the CRM systems are both remotely hosted solutions.

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

Our current and potential competitors include, but are not limited to, the following:

•	Information companies that target specific industry verticals that are covered by our services, such as Dodge Data & Analytics, BidClerk, iSqft, Contractors Register and Deltek.

•	Lead generation and bid matching companies such as FedMarket.com, BidNet, BidSync and GovernmentBids.com.

We may face additional competition in the future as well-funded companies pursue new government procurement and private sector database products and services. We must continue to differentiate ourselves by expanding our database, enhancing and normalizing our data, developing solutions with high switching costs, and maintaining a loyal base of repeat clients.  To achieve this we must continually invest in content and software applications to provide our clients with business insight and intelligence on the government procurement market.

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

Employees

As of March 1, 2016, we had 137 employees with the majority located at our headquarters in Seattle, Washington.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2015 and 2014, substantially all of our revenues were generated from clients located in the United States or Canada, and all sales are denominated in U.S. currency. All of our long lived assets are located in the United States.

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

Risks related to our growth strategy

Our quarterly financial results may continue to reflect net losses and may be subject to fluctuations that may cause material variations in our quarterly operating results and make it difficult to forecast future performance.

Based upon the number of variables within our business, it is subject to execution risk and it may be difficult to project results. As a small business we are subject to increased volatility in our results. Onvia has had a history of net losses and may continue to have losses in the future. Our operating plan considers our ability to execute these initiatives and generate results within a specific timeframe. If we are unable to execute our initiatives as planned, our quarterly financial results may fluctuate and future quarterly results will be affected. A significant portion of our subscription revenue for a particular quarter is derived from transactions that are initiated in previous quarters, because revenue is generally recognized ratably over the subscription term.

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

Unlike a traditional transactional sales process, the consultative selling process used by our sales organization focuses on fewer, more targeted prospects, which we expect to renew at higher rates with higher contract values than is typically achieved in a transactional sales process.  The consultative sales process requires a longer sales cycle than a transactional model and requires the development of a substantial pipeline of qualified prospects to achieve consistent and predictable results.  Due to the complexity of a consultative sale, our sales people may not be able to scale their individual results to maximize profitability. As a result of these risks, our business may not scale as planned.

Our target market of companies with a strategic, long term interest in the public sector organized around three high growth industry market sectors may not be adequate to scale our business as planned.

Our sales effort is largely targeted to companies with a strategic, long term interest in conducting business with the national and regional public sector organized around three high growth industry market sectors: Infrastructure, Information Technology, and Business Services. By focusing on target companies in these industry market sectors, we may not identify qualified prospects in other industry market sectors and we may not have adequate industry knowledge to identify prospects within the targeted market sectors. As a result, our business may not scale as planned.

We may fail to attract, hire and retain sales professionals who can effectively communicate the value of our products to our clients and prospects, and they may be unable to achieve expected sales targets.

In order to achieve growth targets, our sales teams must be able to effectively communicate the value of our products to existing and potential clients. As a result of reorganizing our sales structure, we expect to see increases in client retention rates and in new client acquisition revenue. However, our sales goals are aggressive and may not be achieved.

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

Risks related to our product strategy

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

We have developed pricing strategies for our existing products, and will be required to develop new pricing strategies for new product launches. If clients and prospects do not perceive that the pricing of our products is commensurate with the value they receive from the products, or if our sales force is unable to communicate the value of the products, new client adoption and existing client retention would be adversely impacted.

We may overestimate the value to our clients of sales and marketing intelligence.

We believe there is a large unmet market need for robust public sector sales and marketing information because it is information that is highly fragmented across different levels of agencies. Our business model assumes that clients will continue to pay recurring subscriptions for our content and delivery solutions and we expect increases in the annual value of these contracts as a result of this. If we have overestimated the value of this information, we will not achieve our forecasted revenue goals.

Financial, economic and market risks

Utilization of our net operating loss carryforwards may be subject to annual limitations under the Internal Revenue Code, or may not be usable at all in the future.

We have substantial net operating loss carryforwards (“NOLs”) that could be used to offset future tax liabilities arising from future taxable income. In 2011, we conducted a study and determined that an “ownership change” occurred in 2001, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three-year period). Section 382 imposes an annual limitation on the utilization of net deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  The ownership change which occurred in 2001 resulted in a permanent loss of $180.0 million of our U.S. federal NOLs. After this impairment, we had $76.8 million in NOLs as of December 31, 2015 available to offset future taxable net income.

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

We had approximately $24.8 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2015. Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We regularly review our net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. In particular, we consider our three-year earnings trend to determine if we have generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.

As a result of our cumulative three-year net loss, it is our best judgment that we should conclude that our net deferred tax assets are not more-likely-than-not to be utilized. Accordingly we have maintained the valuation allowance as of December 31, 2015 to be 100% of our net deferred tax assets. We may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

Political pressure as a result of deficits and budget shortfalls may lead to reduced spending by federal, state and local government agencies.

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

We may not have sufficient business interruption insurance to cover losses from major interruptions. We have deployed our primary business application servers to a secure offsite facility with backup utility power and redundant Internet connectivity. Our current physical and virtual tape drive based disaster recovery systems are not capable of recovering core business functionality in less than a period of 24 hours depending on severity in the event of a disaster scenario at the offsite facility. Production, Information Technology and Research department functions will be operational in the event of a local building disaster so that delivery of our products will not be significantly interrupted as long as the offsite facility is still operational. Our disaster recovery plan does not yet include automated failover of product distribution-related systems, requiring extensive manual intervention to complete the recovery process which could result in prolonged service interruptions and ultimately lower client satisfaction.

Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products.

Expansion of the historical content contained in our products and future product offerings to clients have and will place significant additional demands on our enterprise-grade technology infrastructure. We add thousands of records to our database each day, which has required us to expand the storage capacity of the database and client access to this information requires significant computing power based on usage. If new content types or product introductions change current network and computing requirements or if growth in our client base exceeds our expectations, we may be required to make significant investments to upgrade our systems to accommodate such changes, which could negatively impact our cash flows and results of operations. We may not be successful in our efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network usage may discourage potential clients from using our network.

We may not be able to attract and retain the services of our executive officers, directors, senior managers and other key employees, which could harm our business.

Our business and operations are substantially dependent on the performance of senior management, directors and key employees. We face competition for the limited pool of these qualified professionals from other companies, some of which have a greater ability to attract and compensate these professionals. Our process for succession planning across all levels of the organization to provide business continuity includes developing, coaching and rewarding high performing employees. The loss and inability to replace any of these employees or directors, including any executive officers, would likely harm our business. In addition, a failure to retain key personnel or hire and train additional qualified personnel as required to support our business, could adversely affect the quality of our products and services, as well as future business and operating results.

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

Portions of our content are aggregated and/or formatted by off-shore vendors. Delivery of that content may be impacted by local political, social or environmental conditions, which may result in delayed delivery to clients resulting in client dissatisfaction. We also outsource portions of our product development to off-shore vendors. Political, social or environmental conditions in those locations may result in delays of product releases.

We may be unable to effectively monitor and prevent unauthorized redistribution of our published information.

In the past we have identified a number of entities that have redistributed proprietary information without authorization and against our terms of use. We have been, and will continue to be, aggressive about monitoring and combating such unauthorized use, and are considering technological avenues for blocking such users from our database. However, if we fail to effectively combat such unauthorized use, our business could be harmed.

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

Regulatory, judicial or legislative risks

If we are unable to enforce and protect our intellectual property rights our competitive position may be harmed.

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

Our headquarters are located in Seattle, Washington. We lease approximately 29,606 square feet in two floors of a sixteen-story office complex located at 509 Olive Way, Seattle, Washington. The current lease term expires on April 30, 2021. We have a right to surrender up to 8,898 square feet on or after November 30, 2015 in exchange for reimbursement of unamortized landlord incentives. We also have a one-time right to terminate the amended lease in its entirety on or after December 1, 2017 in exchange for payment of a termination fee.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings, please refer to the “Legal Proceedings” section of Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in this Report, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Henry G. Riner	65	Chief Executive Officer and President
Irvine N. Alpert	64	Executive Vice President
Naveen Rajkumar	38	Senior Vice President and Chief Information Officer
Cameron S. Way	44	Senior Vice President and Chief Financial Officer
Christian K. Woerner	47	Senior Vice President of Product
Steven D. Ritchie	48	Senior Vice President of Sales
Alberto Sutton	43	Senior Vice President of Marketing

Henry G. Riner has served as a director of Onvia since November 2010, and was appointed President and Chief Executive Officer of Onvia effective October 2010. Before joining Onvia, Mr. Riner was Chief Executive Officer of OSG Billing Services, a New Jersey-based company that provides web-based invoice and statement printing services since 2009. From 2006 to 2008, he served as Chief Executive Officer of CoAMS, Inc., a trade promotions management company, and Chief Executive Officer of SourceLink, Inc., (“SourceLink”), a direct marketing service provider from 1997 to 2005. Prior to SourceLink, Mr. Riner was Chief Executive Officer of University of Microfilm (now known as ProQuest), the information and learning division of Bell and Howell Company, from 1994 until 1997.

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

Christian K. Woerner joined Onvia as Senior Vice President of Product in June 2015.  From October 2004 to May, 2015, Mr. Woerner served in various positions at ADP Dealer Services, most recently as Vice President of Product Management.  Prior to 2004, Mr. Woerner served in various software product management and software development positions for InstallShield Software, Quaker Oats and Andersen Consulting

Steven D. Ritchie joined Onvia as Senior Vice President of Sales in November, 2015. From October 2013 through October, 2015, Mr. Ritchie served as Senior Vice President of Sales and Marketing for CMD Group (formerly Reed Construction Data), a leading architecture, engineering, and construction information services company. From February 2007 through October, 2013, Mr. Ritchie served as Vice President of Marketing and Business Development for Reed Business Information, leading strategic planning, M&A and business development activities.

Alberto Sutton joined Onvia as Senior Vice President of Marketing February 15, 2016. Prior to joining Onvia, Mr. Sutton served as Vice President of Global Marketing for Pyramid Analytics, a next generation analytics platform provider from November 2014 through January, 2016. From 2010 through October 2014, Mr. Sutton served in various executive sales and marketing roles for Nintex, a workflow software provider, including as Vice President of Marketing beginning in 2013. From 2001 through 2009, Mr. Sutton served as Global Senior Product Manager for Microsoft.

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

	Price Range of Common Stock
	High	Low
Year ended December 31, 2014
First Quarter	$5.55	$4.72
Second Quarter	5.40	4.29
Third Quarter	4.97	4.28
Fourth Quarter	5.49	4.15

Year ended December 31, 2015
First Quarter	$5.38	$4.40
Second Quarter	4.72	4.11
Third Quarter	4.28	3.76
Fourth Quarter	4.12	3.00

Holders

As of March 1, 2016, there were approximately 266 holders of record of Onvia common stock. The number of record holders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

No cash dividends were declared for the years ended December 31, 2015 and 2014 nor does the Company have the intention to pay cash dividends in the foreseeable future.

Stock Price Performance Graph

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

Purchases of Equity Securities

During 2015, we repurchased 349,497 shares of our common stock at an average price of $3.00. For more information regarding the purchase, please refer to Note 13, “Stock Repurchase”, in the Notes to Consolidated Financial Statements in the Report, which is incorporated herein by reference. The following table presents common stock repurchases during each month for the fourth quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares Remaining Under the Plan or Program
Oct. 1 through Oct. 31	-	$-	-	-
Nov. 1 through Nov. 30	-	-	-	-
Dec. 1 through Dec. 31	349,497	3.00	-	-
Total	349,497	$3.00	-	-

(a)	Total number of shares purchased during the quarter includes 349,497 shares purchased in December through a private transaction. The shares were purchased at a price of $3.00 per share for a total purchase price of approximately $1,050,000, excluding transaction fees.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RES ULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes hereto.

Management Overview – 2015 Results and 2016 Focus

In 2015, subscription revenue grew 6% as a result of ACV growth in 2014 and early 2015. Overall, ACV grew 2% in 2015, lower than originally planned, because first year client retention was below expectations. In response to this challenge, we focused on the quality of new client acquisition and onboarding to improve first year retention long term. We targeted higher quality prospects and focused on solving the client’s primary objective before introducing new solutions for additional objectives. We also enhanced our client onboarding program in 2015 to help the client successfully implement and realize value from the solution. This focus negatively impacted ACVC and ACV in the short term, but is expected to improve first year client retention in the future. Future revenue growth is dependent on increasing new client acquisitions and improving first year retention rates.

As a result of these changes, we are now providing more visibility into the progress made within our target market by breaking out our client metrics by Strategic Accounts and Small Business. Strategic Accounts are those clients from our target market that we believe have a long term strategic interest in the state and local government market. Small Business Accounts are legacy clients that were acquired prior to our change in business model in 2011. ACV for Strategic Accounts grew 8% in 2015 over the prior year. Our strategic initiatives over the past year have been focused on growth within the ACV of Strategic Accounts.

2015 operating expenses increased 4%, or $852,000, to $20.9 million compared to $20.0 million in 2014. The increase in operating expenses is primarily a result of approximately $800,000 of employee separation costs and special project legal and consulting fees incurred during 2015.

Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization, and non-cash stock-based compensation) for the year ended December 31, 2015 was $1.9 million down 23% from $2.5 million in 2014. Adjusted EBITDA for 2015 and 2014 does not include incentive compensation that would have otherwise been incurred had the company performance achieved the results required in the executive compensation arrangements. In addition, due to the Company’s small size, increased variable sales costs and investment may exceed the incremental revenue generated each period, which could negatively impact short term Adjusted EBITDA. See “Non-GAAP Financial Measures” below for more information regarding Adjusted EBITDA.

Annual net loss was $486,000, or $0.07 cents per diluted share, for the year ended December 31, 2015 compared to a loss of $727,000, or $0.10 cents per diluted share, in 2014.

At December 31, 2015 and 2014, we had $24.8 million of net deferred tax assets, excluding valuation allowance, related to $76.8 million and $76.0 million in net operating loss carryforwards, respectively, available to offset future taxable net income. At December 31, 2015 and 2014, we recorded a full valuation allowance against our net deferred tax assets, resulting in $0 net deferred tax assets due to the uncertainty of future taxable income available to utilized these tax benefits, including accumulated net operating loss carryforwards, before expiration.

As of December 31, 2015 we held cash, cash equivalents and available for sale investments of $6.8 million compared to $8.0 million at the end of last year. In December 2015, we repurchased 349,497 shares of common stock at a price of $3.00 per share for an aggregate cost of $1.05 million. The repurchased shares are held as treasury stock and are excluded from outstanding shares for the purposes of earnings per share calculations.

2015 Results

In 2015, Onvia management focused on three initiatives intended to build on the results achieved in 2014 and further accelerate growth in subscription revenue and Adjusted EBITDA.

•	Our first 2015 initiative was to further accelerate year over year bookings growth. The growth was planned in three key areas: sales to new customers, contract enhancements with existing customers and improved retention of our existing customers. The measure of success for this initiative included growth in ACV and ACVC, and improvement in dollar retention.

Dollar retention is a measurement of how effectively the Client Success team has retained and expanded existing subscription contracts. For the twelve months ended December 31, 2015, dollar retention is 88%, consistent with the same period of last year. Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period.

•	Our second 2015 initiative was to enhance the existing Onvia platform and provide improved content which further aligns to client needs. This initiative included the continued rollout of Onvia 7 search enhancements to our target market clients. A success measure of this initiative included the effectiveness of product releases and the related impact on ACVC and dollar retention.

Throughout 2015, we continued to build proprietary ontologies for each of our target market sectors. As of December 31, 2015, we have completed ontologies for two of our three major verticals. Once an ontology is complete for a market sector, we begin the process of migrating clients to the new Onvia 7 search paradigm. We expect to migrate the majority of clients in our completed market sectors to Onvia 7 by the end of 2016.

•	Our third and final 2015 initiative was to improve the existing information technology infrastructure as a means to reduce complexity, accelerate product development and reduce costs long-term. This initiative focused on three major areas. The first focus was moving to an open source search technology in order to increase our capacity for search and improve search speed. Final rounds of testing are in progress as of the date of this report and we are preparing to roll this out in the first half of 2016 along with other improvements to our platform. Secondly, we have begun working on a change in database structures to allow for faster more agile product enhancements in the future. Finally, we addressed areas where data capture can be further automated to allow for cost effective scaling of data aggregation.

2016 Focus

In 2016 we will focus on growing ACV and subscription revenue to create leverage from our business model. Once our fixed costs are covered, Adjusted EBITDA should grow faster than revenues and drive value for shareholders. We believe that we made the right investments in 2015 to support accelerating revenue growth by the end of 2016. In 2015 we invested in the following areas:

•	New sales and marketing leadership
•	A more robust content marketing program
•	New lead qualification organization to support acquisition sales
•	Expanded first year onboarding and first year retention team
•	Improved search capabilities, including Onvia 7 ontology builds
•	New product leadership
•	Enhanced product organization to deliver client driven products and workflows

Although our results did not meet our expectations in 2015, we believe that we are positioned to accelerate ACV and revenue growth in 2016.

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

We periodically evaluate the remaining useful lives of internal use software and will record an abandonment if management determine that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No assets were impaired during the years ended December 31, 2015 or 2014.

Stock-Based Compensation

We measure compensation cost for all stock-based awards at fair value on the date of grant and recognition of stock-based compensation cost over the requisite service period for awards expected to vest. The fair value of our stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimate of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including employee class and historical experience. There is also significant judgment required in the estimation of the valuation assumptions used to determine the fair value of options granted. Please refer to the discussion of valuation assumptions in Note 2 of the “Notes to Consolidated Financial Statements” of this Report for additional information on the estimation of these variables. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The non-GAAP financial measures we may disclose include Adjusted EBITDA and client metrics such as ACV and ACVC. For a discussion regarding our client metrics, please refer the “Clients” section of Item 1 “Business”. We typically disclose Adjusted EBITDA measures in earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities or as a measure of the company’s liquidity. We define Adjusted EBITDA as net income / (loss) before interest and other non-cash financing costs; interest and miscellaneous income; taxes; depreciation; amortization; and non-cash stock-based compensation. Other companies (including our competitors) may define Adjusted EBITDA differently. We present Adjusted EBITDA because we believe Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size. Management also uses this information internally for forecasting and budgeting. It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results. Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.

The following table provides reconciliation of GAAP Net Loss to Adjusted EBITDA for the indicated periods (in thousands):

	Twelve Months Ended December 31,
	2015	2014
GAAP net loss	$(486)	$(727)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(18)	(11)
Depreciation and amortization	2,322	3,091
Amortization of stock-based compensation	121	152
Provision for income tax	-	-

Adjusted EBITDA	$1,939	$2,505

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2015		2014
Revenue:
Subscription	$21,536	91.3%	$20,338	89.9%
Content license	1,705	7.2%	1,906	8.4%
Management information reports	133	0.6%	154	0.7%
Other	214	0.9%	227	1.0%
Total revenue	23,588	100.0%	22,625	100.0%

Cost of revenue (exclusive of depreciation and amortization included below)	3,186	13.5%	3,309	14.6%

Gross margin	20,402	86.5%	19,316	85.4%

Operating expenses:
Sales and marketing expenses	12,808	54.3%	12,142	53.7%
Technology and development expenses	4,145	17.6%	4,312	19.1%
General and administrative expenses	3,953	16.8%	3,600	15.9%
Total operating expenses	20,906	88.5%	20,054	88.5%
Loss from operations	(504)	(2.0%)	(738)	(3.2%)
Interest and other income, net	18	0.1%	11	0.0%
Loss before income tax	(486)	(2.1%)	(727)	(3.2%)
Provision for income taxes	-	0.0%	-	0.0%
Net loss	$(486)	(2.1%)	$(727)	(3.2%)

Comparison of Years Ended December 31, 2015 and 2014

Revenue

Total revenue for the years ended December 31, 2015 and 2014, was $23.6 million and $22.6 million, respectively. Subscription revenue for the year ended December 31, 2015 grew 6% over the same periods in 2014. Our annual operating initiatives are designed to drive subscription revenue growth as discussed in the Management Overview section above.

Cost of Revenue

Cost of revenue for the years ended December 31, 2015 and 2014 was as follows (in thousands):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Twelve months ended December 31,	3,186	3,309	$(123)	(4%)
Percentage of Revenue	14%	15%

Our cost of revenue primarily represents payroll-related expenses associated with the research and aggregation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease for the comparable periods reflects our continued efforts to efficiently collect and process content while managing to reduce the level of investment required.

Certain amounts in cost of revenue for 2014 have been reclassified as operating expenses to conform to current period presentation. The reclassification is a result of organization changes made in the first quarter of 2015 to execute changes in our content strategy and, as a result, certain payroll-related expenses are now reflected in operating expenses as technology and development and sales and marketing.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Twelve months ended December 31,	12,808	12,142	$666	5%
Percentage of Revenue	54%	54%

The increase in expenses for the comparable periods is primarily related to a $240,000 increase in contract labor and a $161,000 increase in consultants costs including costs incurred to support the migration of clients to Onvia 7 and other costs necessary to support our initiatives in sales, marketing, and product development, a $363,000 increase in payroll related investment, a $114,000 increase in employee separation costs and a $54,000 increase in recruiting fees for hiring of senior staff, partially offset by a $315,000 decrease in amortization resulting from certain capitalized costs reaching full amortization and other individually immaterial changes.

Technology and Development

Technology and development expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Twelve months ended December 31,	4,145	4,312	$(167)	(4%)
Percentage of Revenue	18%	19%

The decrease in expenses for the comparable periods is primarily attributed to a $347,000 decrease in amortization resulting from certain capitalized costs reaching full amortization and a $66,000 decrease in contract labor cost, partially offset by a $253,000 increase in payroll related investment necessary to support or ongoing technology and software development initiatives and other individually immaterial changes.

General and Administrative

General and administrative expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands):

			Increase / (Decrease)
	2015	2014	Amount	Percent
Twelve months ended December 31,	3,953	3,600	$353	10%
Percentage of Revenue	17%	16%

The increase in expenses for the comparable periods is primarily related to approximately $475,000 of special project legal and consulting fees and employee separation costs, partially offset by $56,000 decrease in business taxes as a result of a sales and use tax audit determination, a $42,000 decrease in amortization resulting from certain capitalized costs reaching full amortization and other individually immaterial changes.

Interest and Other Income, Net

Interest and other income, net consists of interest earned on our investment accounts, interest expense associated with capital leases and other miscellaneous income or expense. Interest and other income, net was $18,000 and $11,000 for the years ended December 31, 2015 and 2014, respectively.

Provision for Income Taxes

We had approximately $24.8 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2015 and 2014. We consider our three-year earnings trend to determine if we have generated cumulative net taxable income or net taxable losses over that period, which the accounting guidance considers significant evidence to evaluate in determining existence and amount of any valuation allowance. As a result of our cumulative three-year net loss, it is our best judgment that we should conclude that our net deferred tax assets are not more-likely-than-not to be utilized. Accordingly we have maintained the valuation allowance at 100% of our net deferred tax assets as of December 31, 2015 and 2014.

 Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $6.8 million at December 31, 2015. At December 31, 2015 we held $5.3 million in FDIC insured or U.S. government backed short-term investments.

On December 18, 2015, we repurchased 349,497 shares of our outstanding common stock from a third party at $3.00 per share for an aggregate purchase price of approximately $1.0 million. We believe that our remaining cash, cash equivalents and short term investments balance is adequate to fund operations for at least the next twelve months.

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

From December 31, 2014 to December 31, 2015, cash and cash equivalents decreased by $94,000 for the reasons described below.

Operating Activities

Net cash provided by operating activities was $1.8 million and $2.7 million for the years ended December 31, 2015 and 2014, respectively. The decrease in operating cash flow in for the year ended December 31, 2015 compared to the same period in 2014 is primarily due to changes in working capital, partially offset by a lower net loss.

Investing Activities

Net cash used by investing activities was $1.0 million and $3.3 million for the years ended December 31, 2015, and 2014, respectively.

Purchases of property and equipment and investments in internal use software decreased by $185,000 in 2015 compared to the same period in 2014. We purchased $9.1 million and $11.7 million in short term investments during the twelve months of 2015 and 2014, respectively. During 2015 we received $10.3 million from the sale and maturity of investments, compared to $10.8 million during the same period of 2014.

Financing Activities

Net cash used in financing activities was $809,000 for the year ended December 31, 2015, compared to $53,000 of net cash provided by financing activities for the year ended December 31, 2014. The increase in cash used in financing activities is primarily due to the stock repurchase in the fourth quarter of 2016 with an aggregate purchase price of approximately $1.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Onvia, Inc.

We have audited the accompanying consolidated balance sheet of Onvia, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the Index and appearing in Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position Onvia, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

Seattle, Washington

March 8, 2016

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,483,185	$1,576,799
Short-term investments, available-for-sale	5,274,624	6,436,289
Accounts receivable, net of allowance for doubtful accounts of $31,546 and $42,491	1,298,391	1,735,009
Prepaid expenses and other current assets	1,074,721	682,240

Total current assets	9,130,921	10,430,337

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	1,035,748	1,357,683
Internal use software, net of accumulated amortization	5,091,080	5,059,365
Other long-term assets	259,928	180,980

Total long term assets	6,386,756	6,598,028

TOTAL ASSETS	$15,517,677	$17,028,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$499,292	$873,433
Accrued expenses	936,839	1,097,570
Unearned revenue, current portion	8,821,048	8,478,327
Other current liabilities	103,307	81,594

Total current liabilities	10,360,486	10,530,924

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	282,627	404,980
Deferred rent, net of current portion	574,267	590,346
Other long-term liabilities	43,208	68,605

Total long term liabilities	900,102	1,063,931

TOTAL LIABILITIES	11,260,588	11,594,855

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,717,788 and 8,643,460 shares issued; and 7,125,484 and 7,400,653 shares outstanding	713	740
Treasury stock, at cost: 1,592,304 and 1,242,807 shares	(5,446,259)	(4,397,803)
Additional paid in capital	354,212,407	353,852,218
Accumulated other comprehensive loss	(2,595)	(562)
Accumulated deficit	(344,507,177)	(344,021,083)

Total stockholders’ equity	4,257,089	5,433,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,517,677	$17,028,365

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Revenue
Subscription	$21,535,616	$20,338,249
Content license	1,705,447	1,905,431
Management information reports	133,243	154,067
Other	213,960	226,981

Total revenue	23,588,266	22,624,728

Cost of revenue (exclusive of depreciation and amortization included below)	3,185,862	3,308,543

Gross margin	20,402,404	19,316,185

Operating expenses:
Sales and marketing	12,808,339	12,142,211
Technology and development	4,145,456	4,312,359
General and administrative	3,952,680	3,600,064

Total operating expenses	20,906,475	20,054,634

Loss from operations	(504,071)	(738,449)

Interest and other income, net	17,977	11,170

Net loss	$(486,094)	$(727,279)

Unrealized loss on available-for-sale securities	(2,033)	(406)

Comprehensive loss	$(488,127)	$(727,685)

Basic and diluted net loss per common share	$(0.07)	$(0.10)

Basic and diluted weighted average shares outstanding	7,420,741	7,385,740

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(486,094)	$(727,279)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,322,250	3,091,441
Loss on sale of property and equipment	19,098	-
Stock-based compensation	120,931	151,778
Change in operating assets and liabilities:
Accounts receivable	436,618	(402,500)
Prepaid expenses and other assets	(471,430)	(119,688)
Accounts payable	(247,037)	109,449
Accrued expenses	(160,730)	137,918
Unearned revenue	220,368	463,124
Deferred rent	4,275	24,629

Net cash provided by operating activities	1,758,249	2,728,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(408,365)	(302,220)
Additions to internal use software	(1,801,905)	(2,093,085)
Purchases of investments	(9,120,230)	(11,731,313)
Sales of investments	1,665,653	1,570,016
Maturities of investments	8,614,209	9,278,860
Proceeds from sale of equipment	8,000	-
Security deposits	-	(19)

Net cash used in investing activities	(1,042,638)	(3,277,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	-	(189,513)
Repurchase of stock	(1,048,456)	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	239,231	242,336

Net cash (used in ) / provided by financing activities	(809,225)	52,823

Net decrease in cash and cash equivalents	(93,614)	(496,066)

Cash and cash equivalents, beginning of period	1,576,799	2,072,865

Cash and cash equivalents, end of period	$1,483,185	$1,576,799

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	-	(48,995)
Internal use software additions in accounts payable	(57,807)	(135,916)

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Treasury stock		Additional	Accumulated other	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	comprehensive loss	deficit	Total

BALANCE, January 1, 2014	7,345,189	$735	1,242,807	$(4,397,803)	$353,458,109	$(156)	$(343,293,804)	$5,767,081
Exercise of stock options	45,791	5	-	-	204,580	-	-	204,585
Purchases under Employee Stock Purchase Plan	9,673	-	-	-	37,751	-	-	37,751
Stock-based compensation	-	-	-	-	151,778	-	-	151,778
Unrealized loss on available-for-sale investments	-	-	-	-	-	(406)	-	(406)
Net loss	-	-	-	-	-	-	(727,279)	(727,279)
BALANCE, December 31, 2014	7,400,653	$740	1,242,807	$(4,397,803)	$353,852,218	$(562)	$(344,021,083)	$5,433,510

Exercise of stock options	64,877	$7	-	-	$205,895	-	-	$205,902
Purchases under Employee Stock Purchase Plan	9,451	1	-	-	33,363	-	-	33,364
Stock-based compensation	-	-	-	-	120,931	-	-	120,931
Stock repurchase	(349,497)	(35)	349,497	(1,048,456)	-	-	-	(1,048,491)
Unrealized loss on available-for-sale investments	-	-	-	-	-	(2,033)	-	(2,033)
Net loss	-	-	-	-	-	-	(486,094)	(486,094)
BALANCE, December 31, 2015	7,125,484	$713	1,592,304	$(5,446,259)	$354,212,407	(2,595)	$(344,507,177)	$4,257,089

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Reclassifications

Certain amounts in the cost of revenue for 2014 have been reclassified as operating expenses to conform to current period presentation. The reclassification is a result of organization changes made in the first quarter of 2015 to adopt the Company’s current content strategy and, as a result, certain payroll-related expenses are now reflected in operating expenses as technology and development and sales and marketing.

Basis of consolidation

Onvia had a wholly-owned subsidiary in Canada that was dissolved effective December 19, 2014; however, there was no business activity in this subsidiary in the fiscal year ended December 31, 2014. The wholly-owned subsidiary owned no assets or liabilities as of the date of dissolution.

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

Cash, cash equivalents and investments

Onvia considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents. The fair value of the money market funds, included in cash equivalents, at December 31, 2015 and 2014, were based on quoted prices available in active markets for identical investments as of the reporting date. Investments with original maturities of greater than 90 days, but with remaining maturities of less than one year are classified as short-term, and investments with remaining maturities of 365 days or greater are classified as long-term. All investments are classified as available-for-sale and reported at fair value based on market quotes, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

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

The Company periodically evaluates its long-lived assets for impairment. An impairment loss would be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. No assets were impaired during the years ended December 31, 2015 or 2014.

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

Onvia periodically evaluates the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment as described above under “Property and equipment.” In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No assets were impaired during the years ended December 31, 2015 or 2014.

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

Treasury stock

Onvia accounts for treasury stock using the cost method. In December 2015, Onvia repurchased 349,497 shares of common stock as discussed in Note 13. As of December 31, 2015, the Company held 1,592,304 shares of treasury stock with a cost basis of $5,446,259.

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

For the years ended December 31, 2015 and 2014, respectively, options to purchase 840,256 and 1,075,924 shares of common stock were not included in the calculation because the effect would have been anti-dilutive

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Onvia in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. The Company is currently assessing the impact the guidance will have upon adoption.

In November 2015, the FASB issued authoritative guidance on amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet. The objective of the guidance is to simplify the presentation as current accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to separate the deferred tax assets into current and noncurrent amounts. The FASB concluded that the current presentation does not benefit the financial statement users because the classification does not align with the time period in which the deferred tax amounts are expected to be recovered. The guidance will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance may be adopted either prospectively or retrospectively. The Company is currently assessing the impact the guidance will have upon adoption but does not expect it to have an impact on the Consolidated Balance Sheet as the net deferred tax asset has been reduced by a valuation allowance to $0 at December 31, 2015.

In February 2016, the FASB issued authoritative guidance which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of the guidance is permitted. The Company is evaluating the adoption of this guidance and the potential effects on the consolidated financial statements.

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

Stock-Based Benefit Plans

Onvia, Inc. 2008 Equity Incentive Plan

The Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, was adopted in September 2008 and it amended and restated the previous 1999 Stock Option Plan, or the 1999 Plan. Shares that were outstanding from the 1999 Plan will continue to be outstanding under that plan until forfeited, at which time they would be added back to the 2008 Plan. The 2008 Plan provides for the issuance of incentive and nonqualified common stock options, stock awards, restricted stock, restricted stock units and stock appreciation rights. Awards under this plan can be granted for ten years after the adoption date. The 2008 Plan requires that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant. The 2008 Plan contains specific provisions that govern awards in the event of a change in control and provides for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation. All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards. Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter. As of December 31, 2015 the total number of options outstanding and the number of shares available for issuance under the 2008 Plan were 741,251 and 872,092 respectively.

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

Employee Stock Purchase Plan

In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP. On the first day of each year beginning in 2001 and ending in 2010, the number of shares authorized for issuance under the ESPP was increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of ASC 718 and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis. The total number of shares authorized for future issuance under the ESPP as of December 31, 2015 was 463,173 shares.

Impact on Results of Operations

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31 was as follows:

	2015	2014
Cost of sales	$-	$5,119
Sales and marketing	22,346	3,759
Technology and development	13,971	20,248
General and administrative	84,614	122,652

Total stock-based compensation	$120,931	$151,778

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in the years ending December 31:

	2015	2014
Risk-free interest rate	1.76%	1.67%
Expected volatility	44%	48%
Expected dividends	0%	0%
Expected life (in years)	5.9	5.0

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2015	2014
Risk-free interest rate	0.05%	0.05%
Expected volatility	36%	36%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

Risk-Free Interest Rate

The average risk free interest rate was determined based on the market yield for U.S. Treasury securities for the expected term of the grant at the time of grant.

Expected Volatility

Management used the historical volatility of Onvia’s common stock to estimate the future volatility of its common stock over the expected term of the options granted for purposes of estimating the fair value of options granted.

Expected Dividends

Management does not currently intend to pay dividends; therefore, this assumption is set at 0%.

Expected Life

Onvia’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Management estimated future exercise and cancellation behavior, generally by assuming that remaining shares would be exercised or cancelled ratably over their remaining contractual term, adjusted for certain expectations of future employee behavior. Management considers the behavior patterns separately for distinct groups of employees that have similar historical experience.

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the year ended December 31, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2015	889,592	$4.20
Options granted	151,750	4.21
Options exercised	(64,877)	3.17
Options expired	(23,417)	4.36
Options forfeited and cancelled	(131,297)	5.47
Total options outstanding at December 31, 2015	821,751	$4.08	5.95	$292,799
Options exercisable at December 31, 2015	587,125	$4.08	4.83	$268,579
Options vested and expected to vest at December 31, 2015	786,578	$4.11	5.87	$269,314

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $3.72 at December 31, 2015 for options that were in-the-money at December 31, 2015. The number of in-the-money options outstanding and exercisable at December 31, 2015 was 419,001 and 370,793, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014, was $1.86 and $2.01 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014, was $67,168 and $36,567, respectively.

As of December 31, 2015, there was approximately $219,131 of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.2 years.

Note 3:        Short-Term and Long-Term Investments

Onvia classifies short-term and long-term investments in debt securities as available-for-sale, stated at fair value as summarized in the following table:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$901,839	$420	$(464)	$901,795
Certificates of Deposit (1)	4,375,380	172	(2,723)	4,372,829
	$5,277,219	$592	$(3,187)	$5,274,624

(1) We evaluated certificates of deposits held as of December 31, 2015 and concluded that they meet the definition of securities.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$157,790	$58	$-	$157,848
Certificates of Deposit (1)	6,278,988	-	(547)	6,278,441
	$6,436,778	$58	$(547)	$6,436,289

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following tables summarize, by major security type, short-term and long-term investments classified as available-for-sale at December 31, 2015 and 2014, stated at fair value:

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Balance as of December 31, 2015

U.S. Government backed securities	$-	$901,795	$-	$901,795
Certificates of Deposit	-	4,372,829	-	4,372,829
	$-	$5,274,624	$-	$5,274,624

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Balance as of December 31, 2014

U.S. Government backed securities	$-	$157,848	$-	$157,848
Certificates of Deposit	-	6,278,441	-	6,278,441
	$-	$6,436,289	$-	$6,436,289

There were no transfers in or out of Level 1 or Level 2 investments during the years ended December 31, 2015 and 2014, and there was no activity in Level 3 fair value measurements during these periods.

Note 4:        Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2015	2014
Prepaid software maintenance agreements	$689,926	$386,313
Other prepaid expenses	174,728	176,086
Prepaid insurance	107,808	110,558
Other receivables	93,894	4,932
Interest receivable	8,365	4,351
	$1,074,721	$682,240

Note 5:        Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of December 31, 2015, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the Consolidated Balance Sheets.

Note 6:        Property and Equipment

Property and equipment consists of the following at December 31:

	2015	2014

Computer equipment	$3,931,639	$3,675,759
Software	1,855,786	1,855,785
Furniture and fixtures	116,920	108,539
Leasehold improvements	814,949	882,602

Total cost basis	6,719,294	6,522,685

Less accumulated depreciation and amortization	(5,683,546)	(5,165,002)

Net book value	$1,035,748	$1,357,683

During the year ended December 31, 2015, Onvia disposed of computer equipment with a historical cost of $71,000 and leasehold improvements with a historical cost of $68,000 compared to the disposal of $180,000 of fully depreciated computer equipment for the same period in 2014. A loss on sale of assets totaling $19,000 was incurred with the 2015 disposals and is included in sales and marketing expenses on the Consolidated Statements of Operations and Comprehensive Loss.

Depreciation expense was $630,000 and $715,000 for the years ended December 31, 2015 and 2014, respectively.

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

The following table presents a roll forward of capitalized internal use software for the years ended December 31, 2015:

	Balance at December 31, 2014	Additions	Balance at December 31, 2015
Capitalized internal use software	$17,107,106	$1,705,003	$18,812,109
Accumulated amortization	(12,047,741)	(1,673,288)	(13,721,029)
	$5,059,365	$31,715	$5,091,080

Amortization expense related to capitalized software was $1.7 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.

Note 8:        Accrued Expenses

Accrued expenses consist of the following at December 31:

	2015	2014
Payroll and related liabilities	$854,809	$965,558
Taxes payable and other	82,030	132,012
	$936,839	$1,097,570

Other current liabilities consist of the following at December 31:

	2015	2014
Obligations under capital leases, current portion	$25,397	$24,039
Deferred rent, current portion	77,909	57,555
	$103,306	$81,594

Note 9:         Income Taxes

The following table provides reconciliation between the statutory income tax rate and the Company’s effective tax rate for the years ended December 31:

	2015	2014
Tax expense at statutory rate	-34.0%	-34.0%
Stock-based compensation	19.3%	56.2%
Amortization of goodwill	-3.5%	-2.3%
Meals and entertainment	3.1%	2.5%
Deferred tax asset adjustment	0.0%	2.1%
Valuation allowance	15.1%	-24.5%
Net tax expense	0.0%	0.0%

Onvia’s deferred tax asset consists of the following as of December 31:

	2015	2014
Deferred tax assets
Net operating loss carryforward	$26,109,324	$25,843,966
Accrued expenses not currently deductible	652,522	775,414
Depreciation different for tax purposes	99,690	63,928

Deferred tax asset total	$26,861,536	$26,683,308

Deferred tax liability
Prepaid expenses	(305,230)	(211,177)
Depreciation different for tax purposes	(1,730,967)	(1,720,184)

Deferred tax liabilities total	(2,036,197)	(1,931,361)

Net deferred tax asset before valuation allowance	24,825,339	24,751,947
Valuation allowance	(24,825,339)	(24,751,947)

Net deferred tax asset after valuation allowance	$-	$-

The Company had approximately $24.8 million in net deferred tax assets, before valuation allowance, as of December 31, 2015. Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management regularly reviews the net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. In particular, the Company considers its three-year earnings trend to determine if it has generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.

Based upon the analysis of all positive and negative evidence, it is management’s current judgment that due to the recent pattern of net losses, the Company has concluded that it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Therefore, the Company has maintained its valuation allowance at 100% of its net deferred tax assets as of December 31, 2015.

The Company may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not. The Company will continue to evaluate the appropriateness of its valuation allowance in consideration of future operating results.

As of December 31, 2015 and 2014, Onvia had available U.S. federal net operating losses in the amount of $76,792,130 and $76,011,666 which expire at various times from 2021 through 2035.

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

Onvia files an income tax return in the United States. The Company is no longer subject to federal income tax examination for years before 2012. Onvia also has available NOLs generated in tax years 2001 to 2010 and 2013 to 2015 that, if used, could be subject to examination by taxing authorities.

Note 10:      Commitments and Contingencies

Operating leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires in April, 2021. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $767,000 and $769,000 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31:

	Real Estate Operating Lease	Office Equipment Operating Lease	Total Operating Leases

2016	$780,241	$19,710	$799,951
2017	873,377	19,710	893,087
2018	895,581	19,710	915,291
2019	917,786	9,855	927,641
2020	939,991	-	939,991
2021 and thereafter	320,732	-	320,732
	$4,727,708	$68,985	$4,796,693

Capital Leases

Onvia has non-cancellable capital leases for phone system server equipment and maintenance related to this equipment. Remaining future minimum lease payments required on these capital leases are as follows for the years ended December 31:

	Principal	Interest	Total
2016	$37,719	$5,238	$42,957
2017	40,096	2,861	42,957
2018	24,562	496	25,058
	$102,377	$8,595	$110,972

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from 2016 to 2018. Future required payments under these non-cancellable agreements are as follows for the years ending December 31:

Purchase Obligations

2016	$744,689
2017	277,303
2018	190,956
$1,212,948

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

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in either cash or Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. The Company’s Board of Directors has the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution. Onvia’s Board of Directors authorized a 10% matching contribution for both 2015 and 2014. This contribution was made in cash in the amount of $39,000 and $51,000 for 2015 and 2014, respectively.

Note 12:      Stockholders’ Equity

Authorized shares

At December 31, 2015, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share. Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

Note 13:      Stock Repurchase

On December 18, 2015, Onvia entered into a stock repurchase agreement with Nadel and Gussman Energy, LLC (the “Repurchase Stockholders”) to repurchase shares of Onvia’s common stock, par value $0.0001 directly from the Repurchase Stockholders in a private transaction. Under the terms of the agreement, Onvia has repurchased from the Repurchase Stockholders 349,497 shares of common stock at a price of $3.00 per share for a total purchase price of approximately $1,050,000, excluding transaction fees. These shares were repurchased at discount to market price. This transaction does not have any impact on Onvia’s Section 382 tax benefits preservation plan. The repurchased shares are held in treasury and recorded at cost on the Company’s Consolidated Balance Sheet. The treasury shares are excluded from shares outstanding for purposes of calculating earnings per share.

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,845	$5,894	$5,887	$5,962
Gross margin	5,052	5,056	5,104	5,190
Total operating expenses	5,531	4,998	5,101	5,276
Loss from operations	(479)	58	3	(86)
Net loss	$(477)	$80	$9	$(98)
Basic and diluted net loss per common share	$(0.06)	$0.01	$0.00	$(0.01)

Basic and diluted weighted average shares outstanding	7,401	7,413	7,449	7,435

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,616	$5,567	$5,700	$5,742
Gross margin	4,791	4,718	4,899	4,908
Total operating expenses	4,883	4,837	4,943	5,391
Loss from operations	(92)	(119)	(44)	(483)
Net loss	$(89)	$(117)	$(42)	$(479)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.06)

Basic and diluted weighted average shares outstanding	7,352	7,395	7,396	7,399

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2015. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2015.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2016 (“Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding the Company’s audit committee and audit committee financial expert is incorporated herein by reference to the section entitled “Corporate Governance” in the Proxy Statement. Information regarding the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1 of this Annual Report and is incorporated by reference into this Item 10.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan (amended and restated into the 2008 Plan), the Directors’ Plan, and the ESPP as of December 31, 2015. There were no equity plans not approved by security holders as of December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued on Exercise of Outstanding Options (1)	Weighted-average Exercise Price of Outstanding Options (2)	Securities Available for Future Grant (Excluding Shares Reflected in Column (1)) (3)
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	741,251	$3.87	872,092
Amended and Restated 1999 Stock Option Plan	69,500	6.02	-
2000 Directors' Stock Option Plan	11,000	5.85	-
Employee Stock Purchase Plan	-	-	463,173
Total	821,751	$4.08	1,335,265

The information required by Item 403 of Regulation S-K under this item is incorporated by reference to the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Person Transactions” and “Board of Directors and Committee Information” in the Proxy Statement

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm’s Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedules:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balances at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2014	$25	30	-	(13)	$42
Year Ended December 31, 2015	$42	38	-	(48)	$32

(1) Uncollectible accounts written off, net of recoveries.

		Additions(2)
Description (in thousands)	Balances at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balances at End of Period

Deferred tax assets-valuation allowance
Year Ended December 31, 2014	$24,930	-	-	(178)	$24,752
Year Ended December 31, 2015	$24,752	-	73	-	$24,825

(2) The additions to and reductions in the deferred tax assets-valuation allowance represent the portion of a deferred tax asset for which either: (i) it is more likely than not that a tax benefit will not be realized, or (ii) it is more likely than not a tax benefit will be realized.

Schedules not listed above have been omitted because they are not applicable, are not required, or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

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

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004)

3.2	Amended and Restated Bylaws of Onvia effective June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 2, 2015)

3.3	Certificate of Designation, Preferences and Rights of Series RA Junior Participating Preferred Stock of Onvia, Inc., as filed with the Secretary of State of Delaware on May 4, 2011 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed on May 5, 2011)

4.2	Amended and Restated Section 382 Rights Agreement, dated April 24, 2014, by and between Onvia, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series RA Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference from Exhibit 4.2 to Onvia’s Form 8-A/A filed on April 29, 2014)

10.1*	Onvia, Inc. 2008 Equity Incentive Plan (incorporated by Reference to the 2008 Proxy Statement filed on August 4, 2008)

10.2*	Amended 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

10.3*	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1/A filed on February 2, 2000 (File No. 333-93273))

10.4*	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.5	Medical Dental Building Lease Agreement between Onvia and GRE 509 Olive LLC, dated July 31, 2007 (incorporated by reference to Exhibit 10.12 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.6*	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.7*	Offer Letter to Henry G. Riner, dated August 26, 2010 (incorporated by Reference to Exhibit 10.15 to the Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010)

10.8*	Form of Indemnification Agreement between Onvia and each of its officers and directors approved by Board of Directors on August 30, 2011 (incorporated by reference to exhibit 10.1 to the Report on Form 10-Q for the quarter ended March 31, 2012, filed May 14, 2012)

10.9	First Amendment to Lease, dated as of April 4, 2013, by and between Onvia, Inc. and GRE 509 Olive LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on April 4, 2013)

10.10*	Executives Severance Arrangement (incorporated by Reference to Exhibit 10.10 to the Report on Form 10-K for the year ended December 31, 2014 filed on March 17, 2015)

10.11*++	Onvia 2016 Management Incentive Plan

10.12*	Leadership Team Equity Grant Program under Onvia, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Report on Form 10-K for the year ended December 31, 2014 filed on March 17, 2015)

10.13	Stock Repurchase Agreement, dated as of December 18, 2015, between Onvia, Inc. and Nadel and Gussman Energy, LLC (incorporated by Reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 21, 2015)

23.1++	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase

* Executive Compensation Plan or Agreement

++ Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 8, 2016.

ONVIA, INC.

By:	/s/ HENRY G. RINER
Henry G. Riner
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ CAMERON S. WAY
Cameron S. Way
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Henry G. Riner and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2015, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY G. RINER	Chief Executive Officer, President and Director	March 8, 2016
Henry G. Riner

/S/ CAMERON S. WAY	Senior Vice-President and Chief Financial Officer	March 8, 2016
Cameron S. Way

/S/ JEFFREY C. BALLOWE	Director	March 8, 2016
Jeffrey C. Ballowe

/S/ JAMES L. BRILL	Director	March 8, 2016
James L. Brill

/S/ ROGER L. FELDMAN	Director	March 8, 2016
Roger L. Feldman

/S/ D. VAN SKILLING	Chairman of the Board	March 8, 2016
D. Van Skilling

/S/ GEORGE I. STOECKERT	Director	March 8, 2016
George I. Stoeckert

