Form 10-Q
period 2016-03-31
ONVIA INC
filed 2016-05-09
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Common stock, par value $.0001 per share: 7,125,484 shares outstanding as of April 29, 2016.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Onvia, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,450	$1,483
Short-term investments, available-for-sale	5,552	5,275
Accounts receivable, net of allowance for doubtful accounts of $45 and $32	1,797	1,298
Prepaid expenses and other current assets	925	1,075

Total current assets	10,724	9,131

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	963	1,036
Internal use software, net of accumulated amortization	5,177	5,091
Other long-term assets	248	260

Total long term assets	6,388	6,387

TOTAL ASSETS	$17,112	$15,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$791	$499
Accrued expenses	753	937
Unearned revenue, current portion	10,161	8,821
Other current liabilities	116	103
		-
Total current liabilities	11,821	10,360

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	315	283
Deferred rent, net of current portion	611	575
Other long-term liabilities	37	43

Total long term liabilities	963	901

TOTAL LIABILITIES	12,784	11,261

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,717,788 and 8,717,788 shares issued; and 7,125,484 and 7,125,484 shares outstanding	1	1
Treasury stock, at cost: 1,592,304 and 1,592,304 shares	(5,446)	(5,446)
Additional paid in capital	354,260	354,212
Accumulated other comprehensive gain/(loss)	1	(3)
Accumulated deficit	(344,488)	(344,507)

Total stockholders’ equity	4,328	4,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,112	$15,518

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$5,594	$5,263
Content license	404	462
Management information reports	16	48
Other	48	72

Total revenue	6,062	5,845

Cost of revenue (exclusive of depreciation and amortization included below)	764	793

Gross margin	5,298	5,052

Operating expenses:
Sales and marketing	2,891	2,806
Technology and development	1,479	1,316
General and administrative	916	1,409

Total operating expenses	5,286	5,531

Income/(loss) from operations	12	(479)

Interest and other income, net	7	2

Net income/(loss)	$19	$(477)

Unrealized gain on available-for-sale securities	3	-

Comprehensive income/(loss)	$22	$(477)

Basic net income/(loss) per common share	$0.00	$(0.06)

Diluted net income/(loss) per common share	$0.00	$(0.06)

Basic weighted average shares outstanding	7,125	7,401

Diluted weighted average shares outstanding	7,193	7,401

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$19	$(477)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	500	649
Stock-based compensation	48	22
Loss on sale of property and equipment	-	2
Change in operating assets and liabilities:
Accounts receivable	(499)	192
Prepaid expenses and other assets	162	(633)
Accounts payable	171	78
Accrued expenses	(184)	(172)
Unearned revenue	1,373	1,035
Deferred rent	49	53

Net cash provided by operating activities	1,639	749

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(57)	(68)
Additions to internal use software	(341)	(407)
Purchases of investments	(1,878)	(2,712)
Maturities of investments	1,604	2,833
Proceeds from sale of equipment	-	8

Net cash used in investing activities	(672)	(346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	1

Net cash provided by financing activities	-	1

Net increase in cash and cash equivalents	967	404

Cash and cash equivalents, beginning of period	1,483	1,577

Cash and cash equivalents, end of period	$2,450	$1,981

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	(18)	-
Internal use software additions in accounts payable	(161)	(227)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, (“GAAP”), and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying unaudited interim Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report”).

The information furnished is unaudited, but reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented.

Interim results are not necessarily indicative of results for a full year.

Reclassifications

Certain amounts in sales and marketing operating expense for 2015 have been reclassified as technology and development operating expenses to conform to current period presentation.

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

In November 2015, the FASB issued authoritative guidance amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet. The objective of the guidance is to simplify the presentation as current GAAP requires the Company to separate the deferred tax assets into current and noncurrent amounts. The FASB concluded that the current presentation does not benefit financial statement users because the classification does not align with the time period in which the deferred tax amounts are expected to be recovered. The guidance will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance may be adopted either prospectively or retrospectively. The Company is currently assessing the impact the guidance will have upon adoption but does not expect it to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued authoritative guidance which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of the guidance is permitted. The Company is evaluating the adoption of this guidance and the potential effects on its consolidated financial statements.

In March 2016, the FASB issued authoritative guidance on accounting for share-based payment transactions. The guidance makes several modifications related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies and clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact the Company’s results of operations, financial condition or cash flows.

2.	Stock-Based Compensation

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Sales and marketing	$12	$3
Technology and development	13	(7)
General and administrative	23	26

Total stock-based compensation	$48	$22

3.	Earnings/(Loss) per Share

Basic net income/(loss) per share is calculated by dividing the net income/(loss) for the period by the weighted average shares of common stock outstanding for the period. Diluted net income/(loss) per share is calculated by dividing the net income/(loss) per share by the weighted average common stock outstanding for the period, plus dilutive potential common shares using the treasury stock method. In periods with a net loss, basic and diluted earnings per share are identical because inclusion of potentially dilutive common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2016 and 2015, (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income/(loss)	$19	$(477)

Shares used to compute basic net income/(loss) per share	7,125	7,401
Dilutive potential common shares:
Stock options	68	-
Shares used to compute diluted net income/(loss) per share	7,193	7,401
Basic net income/(loss) per share	$0.00	$(0.06)

Diluted net income/(loss) per share	$0.00	$(0.06)

For the three months ended March 31, 2016, the weighted average effect of approximately 467,541 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

For the three months ended March 31, 2015, the weighted average effect of approximately 879,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following tables (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$1,536	$-	$-	$1,536
Certificates of Deposit (1)	3,764	-	-	3,764
Other securities	252	-	-	252
Total Investments	$5,552	$-	$-	$5,552

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$902	$-	$-	$902
Certificates of Deposit (1)	4,375	$-	$(2)	4,373
Total Investments	$5,277	$-	$(2)	$5,275

(1) We evaluated certificates of deposits held as of March 31, 2016 and December 31, 2015 and concluded that they meet the definition of securities as available for sale.

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

The following tables summarize, by major security type, investments classified as available-for-sale at March 31, 2016 and at December 31, 2015, stated at fair value (in thousands):

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$1,536	$-	$1,536
Certificates of Deposit	-	3,764	-	3,764
Other securities	-	252	-	252
Total Investments	$-	$5,552	$-	$5,552

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$902	$-	$902
Certificates of Deposit	-	4,373	-	4,373
Total Investments	$-	$5,275	$-	$5,275

There were no transfers in or out of Level 2 investments during the first quarter of 2016 and fourth quarter of 2015, and there was no activity in Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid software maintenance agreements	$550	$690
Other prepaid expenses	159	175
Prepaid insurance	116	108
Other receivables	88	94
Interest receivable	12	8
	$925	$1,075

6.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment	$3,995	$3,932
Software	1,856	1,856
Furniture and fixtures	120	117
Leasehold improvements	815	815

Total cost basis	6,786	6,720

Less accumulated depreciation and amortization	(5,823)	(5,684)

Net book value	$963	$1,036

Depreciation expense was $142,000 and $164,000 for the three months ended March 31, 2016 and 2015, respectively. Depreciation expense is included in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the three months ended March 31, 2016 and March 31, 2015.

The following table presents a roll-forward of capitalized internal use software for the three months ended March 31, 2016 (in thousands):

	Balance at December 31, 2015	Additions	Balance at March 31, 2016
Capitalized internal use software	$18,812	$444	$19,256
Accumulated amortization	(13,721)	(358)	(14,079)
	$5,091	$86	$5,177

Amortization expense was $358,000 and $485,000 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense is included in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Payroll and related liabilities	$715	$855
Taxes payable and other	38	82
	$753	$937

Other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred rent, current portion	91	78
Obligations under capital leases, current portion	$25	$25
	$116	$103

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires in April 2021. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $193,000 and $192,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases
2016	$638	$14	$652
2017	873	20	893
2018	896	20	916
2019	918	10	928
2020	940	-	940
2021 and thereafter	321	-	321
	$4,586	$64	$4,650

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from April 2016 to 2018. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2016	$654
2017	336
2018	273
$1,263

CEO Transition Agreement

On March 28, 2016, the Company and its current President and Chief Executive Officer (“Riner”) entered into a Transition and Release Agreement (the “Transition Agreement”).

Under the terms of the Transition Agreement, Riner will transition into planned retirement and a 12-month consulting relationship with the Company effective no later than June 30, 2017, or such earlier date that Onvia selects and announces a new Chief Executive Officer (“CEO”) (the “Transition Date”). Riner will continue to serve as the Company’s President and CEO on a full-time basis through the Transition Date.

In exchange for Riner’s entry into the Transition Agreement, his covenants and promises described therein, and his entry into an additional Release of Claims Agreement on his last of date of employment with the Company, the Company has agreed to pay Riner a lump sum cash payment of $362,000 on July 8, 2017.

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

As of March 31, 2016 and December 31, 2015, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of March 31, 2016 and December 31, 2015, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $76.8 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2021.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease in the amount of $150,000.  The letter of credit will be returned at lease termination in April 2021, or earlier, subject to certain office lease conditions. As of March 31, 2016, the stand by letter of credit is secured by a security deposit of $150,000 and included within other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to historical information, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “should,” “expects,” “plans,” “intends,” “indicates” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about our future results of operations, the progress to be made on our 2016 initiatives, Onvia’s future financial flexibility and future cash flows and Onvia’s future product and content offerings. Such statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors, which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Additional information on factors that may impact these forward-looking statements can be found under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report, in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.  Onvia assumes no obligation to update forward-looking statements as a result of new information or future events or developments, except as may be required by law.  The following discussion should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes thereto.

In this Report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc. and its wholly- owned subsidiary.

Company Overview

Onvia is a leading source of insight and intelligence on government procurement within the State, Local and Education (“SLED”) market. We maintain a proprietary database of detailed procurement activity from the market of 94,000 federal and SLED government agencies across the entire United States. When available, we capture and connect the entire procurement lifecycle of a SLED procurement from the initial budget to the awarded contract. We compile and enhance more than 1.6 million procurement records covering over 600,000 of these procurement events each year, representing 95% of SLED procurement spending, to provide a comprehensive view of this market by government agency, vendor, and procurement type. Onvia intelligence is used by both SLED agencies and businesses that sell (directly or indirectly) to SLED agencies. Government agencies can use our insight to make informed and defensible purchasing decisions, identify potential vendors and meet their fiduciary responsibilities to their constituents. Businesses use our procurement intelligence to qualify short-term revenue opportunities and to obtain early insight into future potential spending for their goods and services, evaluate agency procurement trends, and identify competitor activity and potential teaming partners. Onvia intelligence helps companies identify emerging markets, allocate resources and build their long term SLED strategy.

Onvia maintains a database of proprietary public sector procurement information which includes comprehensive historical and real-time information on procurement activities unavailable elsewhere in the marketplace. We provide access to over 5.0 million procurement-related records connected to more than 400,000 companies from across approximately 86,000 procurement entities nationwide. These records are standardized, formatted and classified within our database each day. We deliver approximately 80% of our bid and RFP content on the same day we capture it from the original source.

Onvia’s solution is used by clients for long-term strategic planning and near-term sales and marketing activities, tailored to their unique business objectives. We help our clients build specialized searches to identify relevant content and establish workflows to help the client consume the content most effectively. Over time, we expect to continue to enhance our content coverage of valuable data types to meet the business development needs of our strategic clients. Our key offerings include access to the Onvia Database, Project Center, Agency Center, Vendor Center, Spending Forecast Center, Term Contract Center, Purchase Order Analytics and the Onvia Guide.

We have a diverse client base from large Fortune 500 companies to small businesses that have been Onvia clients for many years. Onvia’s strategic target client has a long-term strategic interest in the SLED market and does business on a regional or national level. As companies expand geographically, their market becomes less transparent, and they have a greater need for business intelligence. We continue to serve a number of small businesses that have been clients since before we changed our target client profile.

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

We measure our Strategic and Small Business clients with the following key metrics:

Annual Contract Value (“ACV”)

ACV represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter. ACV is driven by annual contract value per client and the number of clients. Most of Onvia’s revenues are generated from subscription contracts, which are typically prepaid and have a minimum term of one year, with revenues recognized ratably over the term of the subscription. Onvia also receives revenue from multi-year content distribution partnerships, stand-alone management reports, document download services, and list rental services, which are not included in the calculation of ACV. Content license contracts are excluded from ACV.

Total ACV increased slightly to $21.9 million in the first quarter of 2016 from $21.8 million for the same period one year ago. The ACV for Strategic Accounts grew 4% to $17.1 million at March 31, 2016 compared to $16.4 million at March 31, 2015. The continued growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition. The growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products.

As of March 31, 2016, Onvia’s total client base decreased 9% to 2,950 clients compared to 3,250 clients one year ago. However, the client base for Strategic Accounts increased 2% to 1,330 compared to the same period one year ago. Onvia’s strategy is to continue to improve profitability by acquiring and managing fewer, but more strategic clients at higher ACVC. We believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client (“ACVC”)

ACVC is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

Total ACVC increased 10% to $7,421 in the first quarter of 2016 compared to $6,729 in the first quarter of 2015. The ACVC for Strategic Accounts grew 2% to $12,838 as of March 31, 2016, compared to $12,619 one year ago. Management anticipates new client ACVC will fluctuate from period to period based on the mix of product levels included in acquisition bookings for a particular period. Growth in overall ACVC demonstrates that an increasing number of clients have a strategic interest in the public sector at a regional or national level. Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

In the twelve months ended March 31, 2016, dollar retention was 87% compared to 88% in the twelve months ended March 31, 2015. Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

Adjusted EBITDA

Adjusted EBITDA is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of the company’s liquidity. Onvia defines Adjusted EBITDA as net income/(loss) before interest expense and other non-cash financing costs; other income; taxes; depreciation; amortization; and non-cash stock-based compensation. Other companies (including Onvia’s competitors) may define Adjusted EBITDA differently. Onvia presents Adjusted EBITDA because it believes Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size. Management also uses this information internally for forecasting and budgeting. It may not be indicative of the historical operating results of Onvia nor is it intended to be predictive of potential future results. Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.

The following table provides a reconciliation of GAAP Net Income/(Loss) to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31, 2016	March 31, 2015
GAAP net income/(loss)	$19	$(477)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(7)	(2)
Depreciation and amortization	500	649
Amortization of stock-based compensation	48	22

Adjusted EBITDA	$560	$192

Seasonality

Our client acquisition business is subject to some seasonal fluctuations. The second and third quarters are generally slower than the first and fourth quarters for client acquisition. Infrastructure is our single largest market and these prospects are typically engaged on projects during the spring and summer months, rather than prospecting for new work, which causes new client acquisition to decline compared to the first and fourth quarters in the year. For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and so in addition to sequential quarter comparisons, our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2016	2015
Revenue	$6,062	$5,845

Revenue:
Subscription	92%	90%
Content license	7%	8%
Management information reports	0%	1%
Other	1%	1%
Total revenue	100%	100%

Subscription revenue for the three months ended March 31, 2016 grew 6%, to $5.6 million over the same period in 2015. The growth in subscription revenue is primarily a result of improved sales to new clients and retention of existing clients compared to the same period last year.

Total revenue for the three months ended March 31, 2016 was $6.1 million, up by 4% compared to the same period last year. In addition to subscription revenue, total revenue includes content license and report revenue.

Cost of revenue for the three months ended March 31, 2016 and March 31, 2015 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2016	2015	Amount	Percent
Three months ended March 31,	$764	$793	$(29)	(4%)
Percentage of revenue	13%	14%

Our cost of revenue primarily represents payroll-related expenses associated with the research, capture and enhancement of data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease compared to the prior year same quarter is due to a decrease in headcount and other individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2016	2015	Amount	Percent
Current period expenses	$2,643	$2,486	$157	6%
Depreciation and amortization	236	317	(81)	(26%)
Stock based compensation	12	3	9	304%
Total for three months ended March 31,	$2,891	$2,806	$85	3%
Percentage of revenue	48%	48%

The increase in expenses for the comparable three month period is primarily related to the addition of sales and marketing leadership necessary to support our growth initiatives and an increase in contract labor to support our Onvia 7 migration initiative, partially offset by an $81,000 decrease in depreciation and amortization costs.

Technology and Development

Technology and development expenses for the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2016	2015	Amount	Percent
Current period expenses	$1,253	$1,051	$202	19%
Depreciation and amortization	213	272	(60)	(22%)
Stock based compensation	13	(7)	20	(280%)
Total for three months ended March 31,	$1,479	$1,316	$163	12%
Percentage of revenue	24%	23%

The increase in expenses for the comparable three month period is primarily related to an increase in payroll related expenses as required to support our ongoing product development effort and other individually immaterial changes, partially offset by a $60,000 decrease in depreciation and amortization costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2016	2015	Amount	Percent
Current period expenses	$841	$1,324	$(483)	(36%)
Depreciation and amortization	52	59	(7)	(13%)
Stock based compensation	23	26	(3)	(13%)
Total for three months ended March 31,	$916	$1,409	$(493)	(35%)
Percentage of revenue	15%	24%

The decrease in expenses for the comparable three month period is primarily due to $435,000 of special project legal and consulting fees authorized by our Board of Directors in the first quarter of 2015 which were not incurred in 2016.

Interest and Other Income, Net

Net interest and other income was $7,000 for the three months ended March 31, 2016, compared to $2,000 for the same period in 2015.

Net Income/(Loss) and Net Income/(Loss) per Share

We reported net income of $19,000 for the three months ended March 31, 2016 compared to net loss of $477,000 for the same period of 2015. On a diluted per share basis, net income was $0.00 and net loss was $0.06 for the three months ended March 31, 2016 and 2015, respectively.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, but not limited to, those affecting the fair value of stock-based compensation, allowance for doubtful accounts, capitalization of costs for internally developed software, recoverability of long-lived assets, including internally developed software, and the valuation allowance for net deferred tax assets. The brief discussion below is intended to highlight some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

See Note 1 to the accompanying unaudited Consolidated Financial Statements for the issuance of recent accounting pronouncements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $8.0 million at March 31, 2016. At March 31, 2016, we held $5.5 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.

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

From December 31, 2015 to March 31, 2016, cash, cash equivalents and available for sale investments increased by $1.2 million for the reasons described below.

Operating Activities

Net cash provided by operating activities was $1,639,000 for the three months ended March 31, 2016, compared to $749,000 in the same period in 2015. The increase is primarily due to the net change in operating assets and liabilities resulting from timing of cash receipts from higher client bookings and lower operating expenses compared to the same period of the prior year.

Investing Activities

Net cash used in investing activities was $672,000 in the three months ended March 31, 2016, compared to $346,000 in the same period in 2015. The increase of $326,000 in cash used in investing activities is attributable to a $395,000 decrease in cash provided by net maturities of investments partially offset by a $77,000 decrease in additions to property and equipment and internal use software.

Financing Activities

Net cash provided by financing activities was $0 in the three months ended March 31, 2016, compared to $1,000 in the same period in 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2016.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2016.

We made no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

10.1*++	Transition and Release Agreement, dated March 28, 2016, between Onvia Inc. and Henry Riner

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	101.INS XBRL Instance Document
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

Date: May 9, 2016

