Form 10-Q
period 2016-06-30
ONVIA INC
filed 2016-08-08
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Common stock, par value $.0001 per share: 7,130,956 shares outstanding as of August 1, 2016.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,821	$1,483
Short-term investments, available-for-sale	5,059	5,275
Accounts receivable, net of allowance for doubtful accounts of $30 and $32	1,275	1,298
Prepaid expenses and other current assets	940	1,075

Total current assets	10,095	9,131

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	835	1,036
Internal use software, net of accumulated amortization	5,358	5,091
Other long-term assets	232	260

Total long term assets	6,425	6,387

TOTAL ASSETS	$16,520	$15,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$773	$499
Accrued expenses	856	937
Unearned revenue, current portion	9,579	8,821
Other current liabilities	122	103

Total current liabilities	11,330	10,360

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	301	283
Deferred rent, net of current portion	583	575
Other long-term liabilities	30	43

Total long term liabilities	914	901

TOTAL LIABILITIES	12,244	11,261

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,723,260 and 8,717,788 shares issued; and 7,130,956 and 7,125,484 shares outstanding	1	1
Treasury stock, at cost: 1,592,304 and 1,592,304 shares	(5,446)	(5,446)
Additional paid in capital	354,333	354,212
Accumulated other comprehensive income/( loss)	1	(3)
Accumulated deficit	(344,613)	(344,507)

Total stockholders’ equity	4,276	4,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,520	$15,518

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,621	$5,368	$11,215	$10,631
Content license	318	430	722	892
Management information reports	37	41	53	89
Other	44	55	92	127

Total revenue	6,020	5,894	12,082	11,739

Cost of revenue (exclusive of depreciation and amortization included below)	742	838	1,506	1,631

Gross margin	5,278	5,056	10,576	10,108

Operating expenses:
Sales and marketing	2,960	2,711	5,851	5,516
Technology and development	1,425	1,469	2,904	2,786
General and administrative	1,026	818	1,942	2,227

Total operating expenses	5,411	4,998	10,697	10,529

Income/(Loss) from operations	(133)	58	(121)	(421)

Interest and other income, net	$8	22	15	24

Net income/( loss)	$(125)	$80	$(106)	$(397)

Unrealized loss on available-for-sale securities	$-	-	3	-

Comprehensive income/(loss)	$(125)	$80	$(103)	$(397)

Basic net income/(loss) per common share	$(0.02)	$0.01	$(0.01)	$(0.05)

Diluted net income/(loss) per common share	$(0.02)	$0.01	$(0.01)	$(0.05)

Basic weighted average shares outstanding	7,129	7,413	7,127	7,404

Diluted weighted average shares outstanding	7,129	7,578	7,127	7,404

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106)	$(397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,017	1,222
Stock-based compensation	104	44
Loss on sale of property and equipment	-	2
Change in operating assets and liabilities:
Accounts receivable	24	642
Prepaid expenses and other assets	161	(265)
Accounts payable	138	10
Accrued expenses	(81)	(265)
Unearned revenue	776	301
Deferred rent	27	37

Net cash provided by operating activities	2,060	1,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(84)	(110)
Additions to internal use software	(875)	(932)
Purchases of investments	(2,851)	(4,062)
Maturities of investments	3,071	4,163
Proceeds from sale of equipment	-	8

Net cash used in investing activities	(739)	(933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases under employee stock purchase plan	17	77

Net cash provided by financing activities	17	77

Net increase in cash and cash equivalents	1,338	475

Cash and cash equivalents, beginning of period	1,483	1,577

Cash and cash equivalents, end of period	$2,821	$2,052

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	(3)	(114)
Internal use software additions in accounts payable	(190)	(192)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

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

Reclassifications

Sales and marketing operating expenses of $407,000 and $692,000 for the three and six month periods ended June 30, 2015, respectively, have been reclassified as technology and development operating expenses to conform to current period presentation. The reclassification has no impact on net income/(loss) as presented on the unaudited Condensed Consolidated Statements of Operations.

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

The impact to Onvia’s interim unaudited Condensed Consolidated Statements of Operations for recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales and marketing	$20	3	$32	5
Technology and development	13	6	26	-
General and administrative	23	13	46	39

Total stock-based compensation	$56	$22	$104	$44

3.	Net Income/(Loss) per Share

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

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income/(loss)	$(125)	$80	$(106)	$(397)

Shares used to compute basic net income/(loss) per share	7,129	7,413	7,127	7,404
Dilutive potential common shares:
Stock options		165
Shares used to compute diluted net income/(loss) per share	7,129	7,578	7,127	7,404
Basic net income/(loss) per share	$(0.02)	$0.01	$(0.01)	$(0.05)

Diluted net income/(loss) per share	$(0.02)	$0.01	$(0.01)	$(0.05)

For the three and six months ended June 30, 2016, the weighted average effect of stock options to purchase approximately 877,000 and 854,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

For the three and six months ended June 30, 2015, the weighted average effect of stock options to purchase approximately 290,000 and 877,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$1,065	$1	$-	$1,066
Certificates of Deposit (1)	3,741	-	-	3,741
Other securities	252	-	-	252
Total Investments	$5,058	$1	$-	$5,059

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$902	$-	$-	$902
Certificates of Deposit (1)	4,375	-	(2)	4,373
Total Investments	$5,277	$-	$(2)	$5,275

(1) The Company evaluated certificates of deposits held as of June 30, 2016 and December 31, 2015 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, investments classified as available-for-sale at June 30, 2016 and at December 31, 2015, stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2016
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$1,066	$-	$1,066
Certificates of Deposit	-	3,741	-	3,741
Other securities	-	252	-	252
Total Investments	$-	$5,059	$-	$5,059

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$902	$-	$902
Certificates of Deposit	-	4,373	-	4,373
Total Investments	$-	$5,275	$-	$5,275

There were no transfers in or out of Level 2 investments during the first six months of 2016 and fourth quarter of 2015, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid software licenses and maintenance	$442	$690
Prepaid insurance	207	108
Other prepaid expenses	120	175
Other receivables	83	94
Prepaid rent	73	-
Interest receivable	15	8
Total prepaid expenses and other current assets	$940	$1,075

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment	$4,001	$3,932
Software	1,856	1,856
Furniture and fixtures	120	117
Leasehold improvements	815	815

Total cost basis	6,792	6,720

Less accumulated depreciation	(5,957)	(5,684)

Net book value	$835	$1,036

Depreciation expense was $134,000 and $276,000 for the three and six months ended June 30, 2016, respectively, compared to $153,000 and $317,000, respectively, for the same periods of 2015. Depreciation expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the six months ended June 30, 2016 and 2015.

The following table presents a roll-forward of capitalized internal use software for the six months ended June 30, 2016 (in thousands):

	Balance at December 31, 2015	Additions	Balance at June 30, 2016
Capitalized internal use software	$18,812	$1,008	$19,820
Accumulated amortization	(13,721)	(741)	(14,462)
Internal use software, net	$5,091	$267	$5,358

Amortization expense was $382,000 and $741,000 for the three and six months ended June 30, 2016, respectively, compared to $420,000 and $905,000, respectively, for the same periods of 2015. Amortization expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Payroll and related liabilities	$801	$855
Taxes payable and other	55	82
Total accrued expenses	$856	$937

Other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred rent, current portion	$96	$78
Obligations under capital leases, current portion	26	25
Total other current liabilities	$122	$103

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires in April 2021. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $193,000 and $192,000 for the three months ended June 30, 2016 and 2015, respectively. Rent expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

As of June 30, 2016, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2016	$426	$9	$435
2017	873	20	893
2018	896	20	916
2019	918	10	928
2020	940	-	940
2021 and thereafter	320	-	320
Total	$4,373	$59	$4,432

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from July 2016 to 2018. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

2016	$564
2017	336
2018	273
Total	$1,173

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

Costs related to the Transition Agreement are being accrued over the requisite service period and the expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

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

As of June 30, 2016 and December 31, 2015, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of June 30, 2016 and December 31, 2015, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $76.8 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2021.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease in the amount of $150,000.  The letter of credit will be returned at lease termination in April 2021, or earlier, subject to certain office lease conditions. As of June 30, 2016, the stand by letter of credit is secured by a security deposit of $150,000 and included within other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

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

Onvia maintains a database of proprietary public sector procurement information which includes comprehensive historical and real-time information on procurement activities unavailable elsewhere in the marketplace. We provide access to over 5.0 million procurement-related records connected to more than 400,000 companies from across approximately 86,000 procurement entities nationwide. These records are standardized, formatted and classified within our database each day. We deliver approximately 90% of our bid and RFP content on the same day we capture it from the original source.

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

We have a diverse client base from large Fortune 500 companies to small businesses that have been Onvia clients for many years. Onvia’s strategic account client has a long-term strategic interest in the SLED market and does business on a regional or national level. As companies expand geographically, their market becomes less transparent, and they have a greater need for business intelligence. We continue to serve a number of small business (legacy accounts) that have been clients since before we changed our target client profile.

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

Product Development Update

Our strategic account clients require content that is currently not available in the public domain. To acquire this content, we launched Onvia Exchange in the second quarter of 2016. Onvia Exchange allows government procurement professionals to use Onvia intelligence to improve their bidding process in return for providing content directly into the Onvia platform.

The completion of Onvia 7 allowed us to test a self-serve, ecommerce solution for the small business market, which we were unable to serve profitably in the past. We believe that our new Small Business solution can create significant value for this market at a competitive price. We officially launched this solution at the beginning of 2016 and early results are encouraging.

In the last three months we released enhancements which allow clients to import qualified leads and the related documents directly into the two leading CRM solutions, Salesforce.com and Microsoft Dynamics. Integration with these CRM products should allow client pursuit teams to respond faster to opportunities to improve their win rates. These important product releases integrate Onvia data into the client’s workflow and will allow them to more easily track how many Onvia opportunities convert to sales.

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

We measure our Strategic and Small Business (legacy accounts) clients with the following key metrics:

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

Total ACV increased slightly to $22.1 million in the second quarter of 2016 from $21.9 million for the same period one year ago. The ACV for Strategic Accounts grew 5% to $17.4 million at June 30, 2016 compared to $16.6 million at June 30, 2015. Continued growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition. Growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products.

As of the end of the second quarter, our total client base had decreased 9% to 2,910 clients compared to 3,200 clients as of the end of the same period one year ago. The total number of strategic clients increased 3% to 1,350 compared to 1,300 at the end of the same period one year ago. Onvia’s strategy is to continue to improve profitability by acquiring and managing fewer, but more strategic clients at higher ACVC. We believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client (“ACVC”)

Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

Total ACVC increased 10% to $7,590 in the second quarter of 2016 compared to $6,883 in the same period one year ago. The ACVC for Strategic Accounts grew 2% to $12,915 as of June 30, 2016, compared to $12,712 in the same period one year ago. Management anticipates new client ACVC will fluctuate from period to period based on the mix of product levels included in acquisition bookings for a particular period. Growth in overall ACVC demonstrates that we have acquired an increasing number of strategic clients. Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

In the twelve months ended June 30, 2016, dollar retention was 86% compared to 89% in the twelve months ended June 30, 2015. Dollar retention can fluctuate from period to period due to the client mix (first year and tenured clients) expiring in each period, list price achievement and contract expansions in the corresponding periods. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

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

The following table provides a reconciliation of GAAP Net Income/(Loss) to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
GAAP net income/(loss)	$(125)	$80	$(106)	$(397)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(8)	(22)	(15)	(24)
Depreciation and amortization	516	573	1,017	1,222
Amortization of stock-based compensation	56	22	104	44

Adjusted EBITDA	$439	$653	$1,000	$845

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

Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$6,020	$5,894	$12,082	$11,739

Revenue:
Subscription	93%	91%	93%	90%
Content license	5%	7%	6%	8%
Management information reports	1%	1%	0%	1%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Subscription revenue for the three and six months ended June 30, 2016 grew 5% in both periods to $5.6 million and $11.2 million, respectively, over the same periods in 2015. Subscription revenue includes revenue earned from our target market of Strategic Accounts, our Small Business (legacy accounts) as well as revenue generated from the new Small Business solution. The Small Business solution, which launched in early 2016, is a self-serve solution for small businesses offering a limited geography Onvia service. The growth in subscription revenue is reflective of growth in ACV and an increase in Small Business revenue. ACV is a leading indicator of subscription revenue and excludes subscribers to the self-serve Small Business solution.

Total revenue for the three and six months ended June 30, 2016 was $6 million and $12.1 million, up by 2% and 3%, respectively, compared to the same periods last year. In addition to subscription revenue, total revenue includes content license and report revenue.

Cost of revenue for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Total	$742	$838	$(96)	(11%)	$1,506	$1,631	$(125)	(8%)
Percentage of revenue	12%	14%			12%	14%

Our cost of revenue primarily represents payroll-related expenses associated with the research, capture and curation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease for the comparable three and six month periods was related to improvements in process automation which contributed to lower headcount and salary expenses within the department.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Current period expenses	$2,692	$2,429	$263	11%	$5,336	$4,915	$421	9%
Depreciation and amortization	248	279	(31)	(11%)	483	596	(113)	(19%)
Stock based compensation	20	3	17	567%	32	5	27	540%
Total	$2,960	$2,711	$249	9%	$5,851	$5,516	$335	6%
Percentage of Revenue	49%	46%			48%	47%

The increase in expenses for the comparable three and six month periods is primarily related to the addition of sales and marketing leadership necessary to support our growth initiatives and an increase in contract labor to support our Onvia 7 migration initiative, partially offset by a decrease of depreciation and amortization expense.

Technology and Development

Technology and development expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Current period expenses	$1,195	$1,220	$(25)	(2%)	$2,448	$2,270	$178	8%
Depreciation and amortization	217	243	$(26)	(11%)	430	516	(86)	(17%)
Stock based compensation	13	6	7	117%	26	-	26
Total	$1,425	$1,469	$(44)	(3%)	$2,904	$2,786	$118	4%
Percentage of Revenue	24%	25%			24%	24%

The decrease in expenses for the comparable three month period is primarily due to consulting fees in 2015 that were not re-incurred in 2016 and a decrease in depreciation and amortization expenses, partially offset by additional payroll related investment in product development.

The increase in expenses for the comparable six month period is primarily related to an increase in payroll related expenses as required to support our ongoing product development effort and other individually immaterial changes, partially offset by an $86,000 decrease in depreciation and amortization costs.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Current period expenses	$952	$753	$199	26%	$1,793	$2,077	$(284)	(14%)
Depreciation and amortization	51	52	(1)	(1%)	103	111	(8)	(7%)
Stock based compensation	23	13	10	77%	46	39	7	18%
Total	$1,026	$818	$208	25%	$1,942	$2,227	$(285)	(13%)
Percentage of Revenue	17%	14%			16%	19%

The increase in expenses for the comparable three month periods was primarily due to $120,000 of CEO transition costs in 2016 along with an increase in business tax expense due to a credit of approximately $35,000 received in 2015 and not 2016.

The decrease in expenses for the comparable six month period is primarily due to $435,000 of special project legal and consulting fees authorized by our Board of Directors in the first quarter of 2015 which were not incurred in 2016, partially offset by approximately $130,000 of CEO transition costs.

Interest and Other Income, Net

Net interest and other income was $8,000 and $15,000 for the three and six month periods ended June 30, 2016, compared to $22,000 and $24,000 for the same periods one year ago.

Net Income/(Loss) and Net Income/(Loss) per Share

We reported net losses of $125,000 and $106,000 for the three and six month periods ended June 30, 2016, compared to net income of $80,000 and net loss of $397,000 for the same periods one year ago. On a diluted per share basis, net losses were $0.02 and $0.01 for the three and six month periods ended June 30, 2016, compared to net income of $0.01 and net loss of $0.05 for the comparable periods ended June 30, 2015, respectively.

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

With the exception to our potential update to certain estimated useful lives of internal use software costs discussed below, there have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

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

We periodically evaluate the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates. As development work is completed on updated client workflows and user experience in the Onvia platform, the estimated useful life of certain previously capitalized costs may be shortened due to the planned release of replacement features and functions. We are currently evaluating the scope of the potentially impacted costs, the impact to estimated useful lives and the amount of corresponding periodic amortization. The impact could occur periodically over the next 24 months with the release of these replacement features and functions, and may result in accelerated amortization of certain internal software cost in our financials.

In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No assets were impaired during the years ended December 31, 2015 or 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $7.9 million at June 30, 2016. At June 30, 2016, we held $5.1 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.

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

From December 31, 2015 to June 30, 2016, cash, cash equivalents and available for sale investments increased by $1.1 million for the reasons described below.

Operating Activities

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2016 compared to $1.3 million for the same period in 2015. The increase is primarily due to the net change in operating assets and liabilities resulting from timing of cash receipts from higher client bookings and lower operating expenses compared to the same period of the prior year.

Investing Activities

Net cash used in investing activities was $739,000 in the six months ended June 30, 2016, compared to $933,000 in the same period in 2015. The decrease of $194,000 in cash used in investing activities is attributable to a $1.2 million decrease in purchases of investments and an $83,000 decrease in additions to property and equipment and internal use software partially offset by a $1.1 million decrease in sales and maturities of investments.

Financing Activities

Net cash provided by financing activities was $17,000 for the six months ended June 30, 2016, compared to $77,000 for the same period in the prior year. The decrease in cash provided by financing activities is due to a $60,000 decrease in proceeds from stock options exercises and purchases under employee stock purchase plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2016.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2016.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Date: August 8, 2016

