Form 10-Q
period 2016-09-30
ONVIA INC
filed 2016-11-08
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Common stock, par value $.0001 per share: 7,131,956 shares outstanding as of October 31, 2016.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,082	$1,483
Short-term investments, available-for-sale	5,564	5,275
Accounts receivable, net of allowance for doubtful accounts of $36 and $32	1,293	1,298
Prepaid expenses and other current assets	682	1,075

Total current assets	9,621	9,131

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	871	1,036
Internal use software, net of accumulated amortization	5,438	5,091
Other long-term assets	233	260

Total long term assets	6,542	6,387

TOTAL ASSETS	$16,163	$15,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$933	$499
Accrued expenses	1,206	937
Unearned revenue, current portion	9,432	9,040
Other current liabilities	128	103

Total current liabilities	11,699	10,579

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	48	64
Deferred rent, net of current portion	556	575
Other long-term liabilities	23	43

Total long term liabilities	627	682

TOTAL LIABILITIES	12,326	11,261

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,724,260 and 8,717,788 shares issued; and 7,131,956 and 7,125,484 shares outstanding	1	1
Treasury stock, at cost: 1,592,304 and 1,592,304 shares	(5,446)	(5,446)
Additional paid in capital	354,386	354,212
Accumulated other comprehensive gain/(loss)	1	(3)
Accumulated deficit	(345,105)	(344,507)

Total stockholders’ equity	3,837	4,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,163	$15,518

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,762	$5,417	$16,977	$16,048
Content license	328	403	1,050	1,295
Management information reports	43	20	96	109
Other	40	47	132	174

Total revenue	6,173	5,887	18,255	17,626

Cost of revenue (exclusive of depreciation and amortization included below)	689	783	2,195	2,414

Gross margin	5,484	5,104	16,060	15,212

Operating expenses:
Sales and marketing	3,207	2,735	9,058	8,252
Technology and development	1,732	1,578	4,636	4,363
General and administrative	1,050	788	2,992	3,015

Total operating expenses	5,989	5,101	16,686	15,630

Income/(loss) from operations	(505)	3	(626)	(418)

Interest and other income, net	13	6	28	30

Net income/( loss)	$(492)	$9	$(598)	$(388)

Unrealized gain/( loss) on available-for-sale securities	1	1	4	1

Comprehensive income/(loss)	$(491)	$10	$(594)	$(387)

Basic net income/(loss) per common share	$(0.07)	$0.00	$(0.08)	$(0.05)

Diluted net income/(loss) per common share	$(0.07)	$0.00	$(0.08)	$(0.05)

Basic weighted average shares outstanding	7,131	7,449	7,129	7,421

Diluted weighted average shares outstanding	7,131	7,561	7,129	7,421

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(598)	$(388)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,754	1,766
Stock-based compensation	153	78
Gain/Loss on sale of property and equipment	(4)	2
Change in operating assets and liabilities:
Accounts receivable	5	435
Prepaid expenses and other assets	420	(84)
Accounts payable	128	(124)
Accrued expenses	269	(244)
Unearned revenue	377	176
Deferred rent	6	20

Net cash provided by operating activities	2,510	1,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(138)	(296)
Additions to internal use software	(1,510)	(1,403)
Purchases of investments	(5,756)	(6,803)
Sales of investments	252	340
Maturities of investments	5,217	6,511
Proceeds from sale of equipment	4	8

Net cash used in investing activities	(1,931)	(1,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20	223

Net cash provided by financing activities	20	223

Net increase in cash and cash equivalents	599	217

Cash and cash equivalents, beginning of period	1,483	1,577

Cash and cash equivalents, end of period	$2,082	$1,794

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	(114)	(38)
Internal use software additions in accounts payable	(251)	(122)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Sales and marketing operating expenses of $511,000 and $1.2 million for the three and nine month periods ended September 30, 2015, respectively, have been reclassified as technology and development operating expenses to conform to current period presentation. The reclassification has no impact on net income/(loss) as presented on the unaudited Condensed Consolidated Statements of Operations.

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

During the third quarter of 2016, the Company determined it was appropriate to reduce the remaining estimated useful lives of certain internally developed software costs. See Note 7 below for further discussion of this reduction in remaining estimated useful lives and the corresponding impact to the results of operations.

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

In November 2015, the FASB issued authoritative guidance amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet. The objective of the guidance is to simplify the presentation as current GAAP requires the Company to separate the deferred tax assets into current and noncurrent amounts. The FASB concluded that the current presentation does not benefit financial statement users because the classification does not align with the time period in which the deferred tax amounts are expected to be recovered. The guidance will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance may be adopted either prospectively or retrospectively. The Company does not expect it to have a material impact on its consolidated financial statements upon adoption.

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

In March 2016, the FASB issued authoritative guidance on accounting for share-based payment transactions. The guidance makes several modifications related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies and clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard may impact its consolidated financial statements.

2.	Stock-Based Compensation

The impact to Onvia’s interim unaudited Condensed Consolidated Statements of Operations for recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales and marketing	$20	$(5)	$52	$1
Technology and development	9	14	35	13
General and administrative	21	25	66	64

Total stock-based compensation	$50	$34	$153	$78

3.	Earnings per Share

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

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income/(loss)	$(492)	$9	$(598)	$(388)

Shares used to compute basic net income/(loss) per share	7,131	7,449	7,129	7,421
Dilutive potential common shares:
Stock options		112
Shares used to compute diluted net income/(loss) per share	7,131	7,561	7,129	7,421
Basic net income/(loss) per share	$(0.07)	$0.00	$(0.08)	$(0.05)

Diluted net income/(loss) per share	$(0.07)	$0.00	$(0.08)	$(0.05)

For the three and nine months ended September 30, 2016, the weighted average effect of stock options to purchase approximately 885,000 and 864,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because the exercise price is greater than the average market price of common stock for the respective period.

For the three and nine months ended September 30, 2015, the weighted average effect of stock options to purchase approximately 314,000 and 853,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because the exercise price is greater than the average market price of common stock for the respective period.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$110	$-	$-	$110
Certificates of Deposit (1)	5,453	1	-	5,454
Total Investments	$5,563	$1	$-	$5,564

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$902	$-	$-	$902
Certificates of Deposit (1)	4,375	-	(2)	4,373
Total Investments	$5,277	$-	$(2)	$5,275

(1) The Company evaluated certificates of deposits held as of September 30, 2016 and December 31, 2015 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, investments classified as available-for-sale at September 30, 2016 and at December 31, 2015, stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2016
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$110	$-	$110
Certificates of Deposit	-	5,454	-	5,454
Total Investments	$-	$5,564	$-	$5,564

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$902	$-	$902
Certificates of Deposit	-	4,373	-	4,373
Total Investments	$-	$5,275	$-	$5,275

There were no transfers in or out of Level 2 investments during the first nine months of 2016 and fourth quarter of 2015, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Prepaid software licenses and maintenance	$241	$690
Prepaid insurance	168	108
Other prepaid expenses	99	175
Other receivables	88	94
Prepaid rent	73	-
Interest receivable	13	8
Total prepaid expenses and other current assets	$682	$1,075

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment	$3,722	$3,932
Software	1,805	1,856
Furniture and fixtures	120	117
Leasehold improvements	815	815

Total cost basis	6,462	6,720

Less accumulated depreciation	(5,591)	(5,684)

Net book value	$871	$1,036

Depreciation expense was $122,000 and $398,000 for the three and nine months ended September 30, 2016, respectively, compared to $156,000 and $473,000, respectively, for the same periods in

2015.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded for the nine months ended September 30, 2016 and 2015.

During the third quarter of 2016 the Company determined that ongoing product development would replace the functionality of certain internal use software costs and evaluated the then current estimates of remaining useful lives of the affected internal use software. The Company determined that unamortized internal software costs of approximately $892,000 are subject to a reduced estimated remaining useful life. The Company will recognize expense related to the reduced estimated useful lives of these assets over the next year. The expense related to the reduced estimated useful lives of these assets was $205,000 in the third quarter of 2016 and is reflected in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations as additional amortization expense.

The following table presents a roll-forward of capitalized internal use software for the nine months ended September 30, 2016 (in thousands):

	Balance at December 31, 2015	Additions	Balance at September 30, 2016

Capitalized internal use software	$18,812	$1,703	$20,515
Accumulated amortization	(13,721)	(1,356)	(15,077)
Internal use software, net	$5,091	$347	$5,438

Amortization expense was $616,000 and $1.4 million for the three and nine months ended September 30, 2016, respectively, compared to $388,000 and $1.3 million, respectively, for the same periods of 2015. Amortization expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Payroll and related liabilities	$1,134	$855
Taxes payable and other	72	82
Total accrued expenses	$1,206	$937

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Deferred rent, current portion	$102	$78
Obligations under capital leases, current portion	26	25
Total other current liabilities	$128	$103

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires in April 2021. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $193,000 and $578,000 for the three and nine months ended September 30, 2016, respectively, compared to $192,000 and $576,000 for the same periods in 2015. Rent expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2016, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases

2016	213	4	217
2017	873	20	893
2018	896	20	916
2019	918	10	928
2020	940	-	940
2021 and thereafter	320	-	320
Total	$4,160	$54	$4,214

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from April 2017 to October 2019. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

2016	$490
2017	417
2018	337
Total	$1,244

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

10.	Income Taxes

As of September 30, 2016 and December 31, 2015, Onvia has recorded a full valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of September 30, 2016 and December 31, 2015, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $76.8 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2021.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2033.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease in the amount of $150,000.  The letter of credit will be returned at lease termination in April 2021, or earlier, subject to certain office lease conditions. As of September 30, 2016, the stand by letter of credit is secured by a security deposit of $150,000 and included within other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

In addition to historical information, the discussion and analysis in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “should,” “expects,” “plans,” “intends,” “indicates” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements about our future results of operations, the progress to be made on the 2016 initiatives, Onvia’s future financial flexibility and future cash flows and Onvia’s future product and content offerings. Such statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors, which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: Onvia fails to increase and retain contract value of its customers; Onvia fails to execute properly on new products, or customers fail to adopt these products or services; Onvia’s investment in technology and new content fails to improve sales penetration and client retention rates; and changes made to Onvia’s technology infrastructure fails to handle the increased demands caused by increasing network traffic and the volume of aggregated data.

Additional information on factors that may impact these forward-looking statements can be found under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as applicable, in this report and in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.  Onvia assumes no obligation to update forward-looking statements as a result of new information or future events or developments, except as may be required by law.  The following discussion should also be read in conjunction with the interim unaudited Condensed Consolidated Financial Statements and accompanying Notes thereto.

In this Report, the words “we,” “our,” “us,” “Onvia,” or the “Company” refer to Onvia, Inc.

Company Overview

Onvia is a leading source of insight and intelligence on government procurement with a primary focus on the State, Local and Education (“SLED”) market. We maintain a proprietary database of detailed procurement activity from the market of 94,000 federal and SLED government agencies across the entire United States. When available, we capture and connect the entire procurement lifecycle of a SLED procurement from the initial budget to the awarded contract. We compile and enhance more than 1.8 million procurement records representing 95% of SLED procurement spending, to provide a comprehensive view of this market by government agency, vendor, and procurement type. Onvia intelligence is used by both SLED agencies and businesses that sell (directly or indirectly) to SLED agencies. Government agencies can use our insight to make informed and defensible purchasing decisions, identify potential vendors and meet their fiduciary responsibilities to their constituents. Businesses use our procurement intelligence to qualify short-term revenue opportunities and to obtain early insight into future potential spending for their goods and services, evaluate agency procurement trends, and identify competitor activity and potential teaming partners. Onvia intelligence helps companies identify emerging markets, allocate resources and build their long term SLED strategy.

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

Onvia’s solution is used by clients for long-term strategic planning and near-term sales and marketing activities, tailored to their unique business objectives. We help our clients build specialized searches to identify relevant content and establish workflows to help the client consume the content most effectively. Over time, we expect to continue to enhance our content coverage of valuable data types to meet the business development needs of our strategic clients. Our key offerings include access to the Onvia Database, Project Center, Agency Center, Vendor Center, Spending Forecast Center, Term Contract Center, Purchase Order Analytics and Onvia Guide.

We have a diverse client base ranging from large Fortune 500 companies to small businesses that have been Onvia clients for many years. Onvia’s strategic account client has a long-term strategic interest in the SLED market and does business on a regional or national level. As companies expand geographically, their market becomes less transparent, and they have a greater need for business intelligence. We continue to serve a number of small businesses (legacy accounts) that have been clients since before we changed our target client profile.

Over the last two years we have developed Onvia 7, a set of proprietary ontologies and business rules used to automate the classification and tagging of our content across all of our business verticals. Our tagging process is designed to allow clients to more effectively search for projects using intuitive tags and receive more relevant data and less extraneous data as part of their research Onvia 7 is also designed to allow us to efficiently scale our data collection by leveraging automation instead of manual categorization. The migration of all clients to our Onvia 7 platform was completed in September 2016.

Onvia 7 also allows us to test a self-serve, ecommerce solution for the small business market, which we were unable to serve profitably in the past. We believe that our new Small Business solution can create significant value for this market at a competitive price. We officially launched this solution at the beginning of 2016.

Our product development is currently focused on user experience and client workflow solutions that will be released as Onvia 8. We expect that Onvia 8 will improve product adoption by our clients who have difficulty incorporating our solution into their existing workflows. The initial release of Onvia 8 is expected to be in early 2017 and further releases are expected to follow throughout 2017.

Most of Onvia’s revenues are generated from sales to companies that leverage our information for their own internal use, and to businesses that license our content for redistribution. Revenue from businesses which license our content for resale is classified as Content License revenue. Content license contracts are generally multi-year arrangements and typically have higher annual contract values than our subscription-based services. Revenue from content license agreements is recognized over the term of the agreement. With the launch of our ecommerce sales channel, we now approach the small business market directly, and, therefore, have reduced our emphasis on content license relationships to serve that market. As a result, we anticipate Content License revenue to decline in future periods as existing contracts may not be renewed.

Onvia was incorporated in January 2000 in the state of Delaware. Our principal corporate office is located in Seattle, Washington. Our securities trade on The NASDAQ Capital Market under the symbol ONVI.

Executive Summary of Operations and Financial Position

Our primary clients are businesses that are strategically focused on selling their goods and services into the public sector. As discussed above, we sell to this target market through two sales channels: businesses that leverage our information for their own internal use and businesses that license our content for redistribution (i.e. content license).

We measure our Strategic and Small Business (legacy accounts) clients with the following key metrics:

Annual Contract Value (“ACV”)

ACV represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter. ACV is driven by annual contract value per client and the number of clients. Most of Onvia’s revenues are generated from subscription contracts, which are typically prepaid and have a minimum term of one year, with revenues recognized ratably over the term of the subscription. Onvia also receives revenue from multi-year content distribution partnerships, stand-alone management reports, document download services, and list rental services, which are not included in the calculation of ACV. Content license contracts are excluded from ACV. ACV excludes subscribers to the self-serve Small Business solution.

Total ACV increased 3% to $22.9 million in the third quarter of 2016 from $22.2 million for the same period one year ago. The ACV for Strategic Accounts grew 6% to $18.2 million at September 30, 2016 compared to $17.1 million at September 30, 2015. Continued growth in ACV indicates that new client acquisitions, contract expansions and improving client retention rates have more than offset the impact of client attrition. Growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our products.

As of the end of the third quarter, our total client base had decreased 6% to 2,920 clients compared to 3,100 clients as of the end of the same period one year ago. The total number of strategic clients increased 5% to 1,400 compared to 1,330 at the end of the same period one year ago. Onvia’s strategy is to continue to improve profitability by acquiring and managing fewer, but more strategic clients at higher ACVC. We believe that ACV is a better measure of sales effectiveness than the number of clients.

Annual Contract Value per Client (“ACVC”)

Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

Total ACVC increased 10% to $7,824 in the third quarter of 2016 compared to $7,116 in the same period one year ago. The ACVC for Strategic Accounts grew 1% to $12,947 as of September 30, 2016, compared to $12,781 in the same period one year ago. Management anticipates new client ACVC will fluctuate from period to period based on the mix of product levels included in acquisition bookings for a particular period. Growth in overall ACVC demonstrates that strategic clients account for an increasing percentage or our total client base. Companies within this target market typically have higher ACVC and renew at higher rates, which are key attributes of a profitable long-term client.

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

In the twelve months ended September 30, 2016, dollar retention was 88% compared to 88% in the twelve months ended September 30, 2015. Dollar retention can fluctuate from period to period due to the client mix (first year and tenured clients) expiring in each period, list price achievement and contract expansions in the corresponding periods. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

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

The following table provides a reconciliation of GAAP net income/(loss) to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
GAAP net income/(loss)	$(492)	$9	$(598)	$(388)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(13)	(6)	(28)	(30)
Depreciation and amortization	737	544	1,754	1,766
Amortization of stock-based compensation	49	34	153	78

Adjusted EBITDA	$281	$581	$1,281	$1,426

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$6,173	$5,887	$18,255	$17,626

Revenue:
Subscription	93%	92%	93%	91%
Content license	5%	7%	6%	7%
Management information reports	1%	0%	0%	1%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Subscription revenue for the three and nine months ended September 30, 2016 grew 6% in both periods to $5.8 million and $17 million, respectively, over the same periods in 2015. Subscription revenue includes revenue earned from our target market of Strategic Accounts, our Small Business channel (legacy accounts) as well as revenue generated from the recently launched ecommerce sales channel. The Small Business ecommerce solution, which launched in early 2016, is a self-serve solution for small businesses offering a limited geography Onvia service. The growth in subscription revenue is reflective of growth in ACV and an increase in Small Business revenue. ACV is a leading indicator of subscription revenue and excludes subscribers to the self-serve Small Business solution.

Content License revenue has declined in the three and nine month periods ending September 30, 2016 compared to the same periods last year. With the launch of our ecommerce sales channel, we now approach the small business market directly, and, therefore, have reduced our emphasis on content license relationships to serve that market. As a result, we anticipate Content License revenue will continue to decline in future periods as existing contracts may not be renewed.

Total revenue for the three and nine months ended September 30, 2016 was $6.2 million and $18.3 million, up by 5% and 4%, respectively, compared to the same periods last year. In addition to subscription revenue, total revenue includes content license and report revenue.

Cost of revenue for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Total	$689	$783	$(94)	(12%)	$2,195	$2,414	$(219)	(9%)
Percentage of revenue	11%	13%			12%	14%

Our cost of revenue primarily represents payroll-related expenses associated with the research, capture and curation of the data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease for the comparable three and nine month periods was related to improvements in process automation, including the benefits of Onvia 7, which contributed to lower headcount and salary expenses within the department.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Current period expenses	$2,835	$2,478	$357	14%	$8,170	$7,393	$777	11%
Depreciation and amortization	352	262	90	34%	836	858	(22)	(3%)
Stock based compensation	20	(5)	25	(500%)	52	1	51	5100%
Total	$3,207	$2,735	$472	17%	$9,058	$8,252	$806	10%
Percentage of Revenue	52%	46%			50%	47%

The increase in expenses for the comparable three and nine month periods is primarily due to the addition of sales and marketing leadership necessary to support our growth initiatives, an increase in contract labor to migrate clients to our new Onvia 7 platform and accelerated amortization of $98,000 related to the reduced estimated useful lives of certain internal software costs, partially offset by recruiting fees incurred in the third quarter of 2015 for sales leadership that did not recur 2016.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Current period expenses	$1,407	$1,333	$74	6%	$3,855	$3,604	$251	7%
Depreciation and amortization	316	231	$85	37%	746	746	(0)	(0%)
Stock based compensation	9	14	(5)	(36%)	35	13	22	169%
Total	$1,732	$1,578	$154	10%	$4,636	$4,363	$273	6%
Percentage of Revenue	28%	27%			25%	25%

The increase in expenses for the comparable three and nine month periods is primarily due to an increase in compensation costs from investing in new technology leadership necessary to support our product development plans and $88,000 in accelerated amortization expense related to the reduced estimated useful lives of certain internal software costs, partially offset by consulting fees in 2015 that were not re-incurred in 2016.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Current period expenses	$960	$713	$247	35%	$2,754	$2,790	$(36)	(1%)
Depreciation and amortization	69	50	19	38%	172	161	11	7%
Stock based compensation	21	25	(4)	(16%)	66	64	2	3%
Total	$1,050	$788	$262	33%	$2,992	$3,015	$(23)	(1%)
Percentage of Revenue	17%	13%			16%	17%

The increase in expenses for the comparable three month periods was primarily due to $155,000 of CEO transition costs in 2016 along with an accrual of executive bonus pay at expected achievement.

The decrease in expenses for the comparable nine month period is primarily due to $435,000 of special project legal and consulting fees authorized by our Board of Directors in the first quarter of 2015 which were not incurred in 2016, partially offset by approximately $284,000 of CEO transition costs and an accrual for executive bonus pay at projected achievement.

Interest and Other Income, Net

Net interest and other income was $13,000 and $28,000 for the three and nine month periods ended September 30, 2016, compared to $6,000 and $30,000 for the same periods one year ago.

Net Income/(Loss) and Net Income/(Loss) per Share

We reported net losses of $492,000 and $598,000 for the three and nine month periods ended September 30, 2016, compared to net income of $9,000 and net loss of $388,000 for the same periods one year ago. On a diluted per share basis, net losses were $0.07 and $0.08 for the three and nine month periods ended September 30, 2016, compared to $0.00 and a net loss of $0.05 for the comparable periods ended September 30, 2015, respectively.

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

With the exception to our update on certain estimated useful lives of internal use software costs discussed below, there have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

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

We periodically evaluate the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates. As development work is completed on updated client workflows and user experience in the Onvia platform, the estimated useful life of certain previously capitalized costs may be shortened due to the planned release of replacement features and functions. We have evaluated the costs of certain internal use software potentially impacted, the impact to the corresponding estimated useful lives and the amount of related periodic amortization. We determined that unamortized internal software costs of $892,000 should be subject to reduced estimated useful lives. This reduction in estimated useful lives is a result of the ongoing product development work discussed above which will, upon release, replace the current features of the affected software assets. During the third quarter of 2016 we recorded a $205,000 expense related to the reduced useful lives of these certain assets which is reflected in operating expenses as amortization expense. The impact of these reduced estimated useful lives may be recognized over the next year with the release of these replacement features and functions, and may result in additional accelerated amortization of certain internal software cost in our financials.

In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No assets were impaired during the year ended December 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash, cash equivalents and available for sale investments were $7.6 million at September 30, 2016. At September 30, 2016, we held $5.6 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities.

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

From December 31, 2015 to September 30, 2016, cash, cash equivalents and available for sale investments increased by $888,000 for the reasons described below.

Operating Activities

Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2016 compared to $1.6 million in the same period in 2015. The increase of $900,000 in net cash provided by operating activities is attributable to a decrease in vendor disbursements partially offset by an increase of customer receipts and a greater net loss.

Investing Activities

Net cash used in investing activities was $1.9 million in the nine months ended September 30, 2016, compared to $1.6 million in the same period in 2015. The increase of $300,000 in cash used in investing activities is attributable to a $1.3 million decrease in sales and maturities of investments, partially offset by a $1.0 million decrease in purchases of investments.

Financing Activities

Net cash provided by financing activities was $20,000 for the nine months ended September 30, 2016, compared to $223,000 in the same period in the prior year. The decrease in cash provided by financing activities is due to a $203,000 decrease in proceeds from stock option exercises.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2016.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2016.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Date: November 8, 2016

