Form 10-K
period 2016-12-31
ONVIA INC
filed 2017-03-02
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________

FORM 10-K

 ______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-35164

 ______________________

ONVIA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1859172
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

509 Olive Way, Suite 400, Seattle, Washington 98101

(Address of Principal Executive Offices)

(206) 282-5170

(Registrant’s Telephone Number, Including Area Code)

 ______________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.0001 par value per share	The NASDAQ Capital Market
Rights to Purchase Series RA Junior Participating Preferred Stock	The NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

 ______________________

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2016, as reported on the NASDAQ Capital Market, was $15,879,841.

The number of shares of the registrant’s common stock outstanding at February 1, 2017 was 7,212,848.

ONVIA, INC.

FORM 10-K

For the Year Ended December 31, 2016

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

Company Overview

Our Vision

At Onvia, we believe there is a better way for government agencies and businesses to work together. The Business to Government, or B2G, marketplace is one of the largest, most unstructured and fragmented markets in the world. We believe that equipping this market with data and technology will build trusted connections between businesses and governments. These connections should make the B2G market more productive and efficient. By resolving the friction in this vital, complex, multi-trillion dollar marketplace, we can create mutual value for private and public sectors, taxpayers and society at large.

Our Business

Onvia is a leading commerce intelligence company at the core of B2G marketplace. Over the last 17 years Onvia has developed domain expertise and advanced technologies to curate data on millions of exchanged contracts, agencies and decision makers, vendors and channels, projects and investment plans, awards records and market trends. Onvia’s B2G Intelligence System (B2GIS) delivers quality leads, process agility and strategic foresight, equipping companies of all sizes to grow their public sector business and help government agencies gain procurement efficiency. Onvia was incorporated in January 2000 in the state of Delaware. Our principal corporate office is located in Seattle, Washington. Our securities trade on The NASDAQ Capital Market under the symbol “ONVI”.

Industry Background

The United States public sector represents one of the largest markets in the world. This market represents 4,000 federal agencies, and 90,000 agencies at the state and local level. Overall, procurement spending represents a multi-trillion dollar industry with State, Local, and Education (SLED) opportunities representing roughly 70-80% of government spending. Recent legislation at the federal level, most recently the Digital Accountability and Transparency Act of 2014 (DATA Act), is intended to address transparency at the federal level. However, these federal initiatives do not address the even greater transparency issue within the SLED market.

The variety, volume and unstructured nature of spending across so many unique regulatory districts makes the SLED market one of the most fragmented in the world. The procurement lifecycle is complex and unique to each agency.

The aggregation of these public procurement events individually provides limited value. This data must be complete, normalized, enhanced, structured, linked and classified to provide actionable spending insights by agency, vendor or procurement type. As a result, agencies do not have a comprehensive view of spending by their peer agencies, so procurement officers rely on their own historical activities to make significant procurement decisions. Businesses must evaluate a variety of incomplete procurement information sources to obtain limited intelligence to inform their decision-making. The lack of data transparency makes the B2G marketplace extremely inefficient for both agencies and businesses that sell to them.

Our Objectives

To create trusted connections between businesses and governments, we have established three objectives upon which we focus our efforts:

•	Increase our content coverage to become the authority in B2G commerce intelligence and analysis
•	Leverage our proprietary technology, including industry ontologies, business rules and search capabilities to consistently deliver highly targeted, proprietary data
•	Develop workflow tools and integrations to help businesses efficiently qualify and pursue revenue opportunities

Onvia’s B2G Intelligence System

Onvia’s B2GIS applies advanced data science and search technologies to transform unstructured government contracting data into meaningful commerce intelligence for buyers and sellers. Businesses leverage this system to increase their sales pipeline, pursue opportunities and make strategic decisions. Government agencies employ the B2GIS to improve process transparency and efficiency, identify potential suppliers, and to meet their fiduciary responsibilities to their constituents.

B2GIS equips buyers and sellers with:

• The highest volume and quality of contracting data

• Quick integration into systems and workflows

• Forward-looking data for strategic decision-making

Highest volume and quality of contracting data

B2GIS provides the most comprehensive coverage of agencies and their procurement activity, with a goal of covering 95% of published dollar spending. B2GIS leverages Onvia’s robust database of proprietary public sector procurement which includes comprehensive historical and real-time information on procurement activities unavailable elsewhere in the marketplace. We provide access to over 5.0 million procurement-related records connected to over 400,000 companies from across approximately 86,000 procurement entities nationwide. These records are standardized, formatted and classified within our database each day. We harvest data on a daily basis from thousands of agencies and sources, processing millions of records every year. This enables us to typically publish 90% of all collected government solicitations within 24 hours of issuance. Opportunities are curated using state-of-the-art algorithms and machine tagging, which makes our contracting data extremely actionable and industry-relevant. B2GIS helps businesses discover more, relevant opportunities to help fill their sales pipelines. Agencies can use this data to make their procurement processes more efficient.

Integration to systems and workflows

B2GIS makes pursuing relevant opportunities easier. Opportunities can be reviewed and pursued in multiple ways, whether through direct email notification, researched and qualified online using Onvia’s robust procurement database, or on a mobile device. The B2GIS also integrates directly into the major Client Relationship Management (CRM) platforms for easy tracking and follow up. Most importantly, businesses and agencies have on-demand access to their dedicated Client Success Manager (CSM). Our CSM team of domain experts is proficient in industry best practices and implementing data into business workflows. B2GIS helps clients accelerate their pursuit of relevant opportunities and potential partners.

Forward looking data for strategic decisions

Onvia’s B2GIS extends the line-of-sight beyond just bids, providing advance notice of potential future contracts. Using the B2GIS, businesses can evaluate relevant information extracted from budgets, capital improvement plans and council meeting minutes, which may indicate that a future contract is being considered. Advance notice information, when combined with historical procurement data, can help businesses develop a proactive pursuit strategy designed to improve contract win rates.

We believe the B2GIS provides a significant competitive advantage to both businesses and government agencies.

B2GIS for Businesses

Businesses use the B2GIS to grow their sales pipelines, accelerate their contract pursuit process, monitor competitors activity and other relevant channels, and anticipate future spending. A business leveraging the B2GIS has access to the following to support their tactical and strategic go to market processes:

•	Daily Lead Notification Emails
•	Project Leads Search Portal
•	Agency and Decision-Maker Contacts
•	Vendors and Competitors Profiles
•	Contract Renewal Timing
•	Agency Expenditure Forecasts
•	Purchase Orders Pricing Details
•	CRM Integration

Onvia Exchange

Government agencies can use Onvia’s B2GIS to meet their fiduciary responsibilities to their constituents. Agencies participate in Onvia Exchange to improve process transparency and efficiency, identify and attract more qualified vendors, award more contracts to small and disadvantaged businesses, and ultimately make more informed procurement decisions. Access to the B2GIS is free to government agencies.

Our Technology Advantage

Onvia’s curation process makes analyzing millions of records easy. Today, other data providers typically use existing agency codes and keyword searches to identify relevant content. Agency contracts usually include many different deliverables, and using a single code or keyword may be inaccurate, return irrelevant results or miss critical projects. Onvia has developed a proprietary vocabulary or “ontology” to simplify the search process and improve the identification of projects. This ontology summarizes tens of thousands of synonyms and terms used by governments into a few thousand key industry terms. Onvia’s curation process uses natural language processing to determine the essence of a project and consistently categorizes the record using this taxonomy. Searching Onvia’s database using our ontology returns targeted results with minimal noise. Our ontology continues to improve every day. We review thousands of projects a day and use machine learning to identify and add new terms and language to our ontology, which further improves the accuracy and relevance of search results. Users of the B2GIS can focus on value added activities such as pipeline creation and pursuit strategies, instead of sifting through hundreds of irrelevant records every day.

Our Clients

Our Business Clients

We have a diverse client base from large Fortune 500 companies to small businesses that have been Onvia clients for many years. Onvia’s strategic target client has a long-term strategic interest in the public sector and with a primary focus on the B2G market. As companies expand geographically, their market becomes less transparent and they have a greater need for B2G information. Our target prospects do business on a regional or national level.

Our target market companies typically operate in the following large, high-growth industry verticals:

o	Architectural and Engineering
o	Operations and Maintenance
o	Environmental Services
o	Transportation
o	Infrastructure and Construction
o	Technology and Telecom

o	Financial Services and Insurance
o	Healthcare
o	Professional Business Services
o	Education
o	Public Safety
o	Water and Energy

Small businesses can receive the benefits of the B2GIS by subscribing to our self-service eCommerce solution.

We measure our business, excluding those companies that participate in our self-service eCommerce program with the following key metrics:

Annual Contract Value (“ACV”)

ACV represents the annualized aggregate revenue value of all subscription contracts as of the end of the quarter. ACV is driven by annual contract value per client and the number of clients. Most of Onvia’s revenues are generated from subscription contracts, which are typically prepaid and have a minimum term of one year, with revenues recognized ratably over the term of the subscription. Onvia also receives revenue from multi-year content distribution partnerships, stand-alone management reports, document download services, and list rental services, which are not included in the calculation of ACV. Content license contracts are excluded from ACV. ACV excludes subscribers to the self-serve leads solution.

Total ACV at December 31, 2016 increased by 5% to $23.2 million compared to $22 million at December 31, 2015. Growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our solutions.

As of December 31, 2016, Onvia’s total client base decreased 3% to 2,900 clients compared to 3,000 clients as of the same time one year ago, but flat with the third quarter of 2016.

Annual Contract Value per Client (“ACVC”)

Annual contract value per client is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

Total ACVC at December 31, 2016 grew 10% to $8,024 from $7,283 one year ago. Growth in overall ACVC demonstrates that clients for an increasing percentage of our total client base are purchasing our forward looking intelligence solution, not just lead solutions.

Dollar Retention

Dollar retention measures the dollars renewed on the available base of expiring contracts over the preceding twelve months. Dollar retention is calculated on a percentage basis by dividing the contract value of subscription contracts renewed, including the value of contract upgrades, during the most recent twelve-month period by the total value of subscription contracts expiring over the same period. Dollar retention measures the percentage of dollars retained from the population of expiring contracts over a twelve-month period.

In the twelve months ended December 31, 2016, overall dollar retention was 89%, compared to 88% for the twelve months ended December 31, 2015. Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period, and timing of contract growth. Dollar retention, in conjunction with ACV, provides insight into our subscription retention rate and ability to generate future subscription revenue.

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

Our Government Clients

In June 2016 we launched Onvia Exchange, which provides government agencies access to the B2GIS in exchange for agency-maintained procurement data. Onvia Exchange offers access to a comprehensive library of 1.9 million solicitation records (bids/RFPs, specifications) to help public sector procurement professionals improve the efficiency of their formal solicitation processes. To gain access, government clients agree to make available to Onvia, either publically or directly, award and bid results for formal procurements. Data sets collected from agencies are integrated into our B2GIS and made available to both Business and Government clients.

Our public sector-facing presence extends back to 2001 when Onvia acquired DemandStar.com, Inc, which has been in operation since 1997 and is an e-procurement platform for governments.

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

Our systems use a combination of proprietary technologies and commercially available licensed technologies

Our web servers, database servers, transaction-processing servers and other core systems that conduct essential business operations are housed at a third-party offsite co-location facility.  Our co-location vendor provides 24x7 monitoring and engineering support in a climate-controlled and physically secure environment and our on-call operations personnel have 24x7 access to the facility.  Our data center has redundant communication lines from multiple Internet Service Providers and has its own emergency power and backup systems.  We house some non-critical systems such as development servers, quality assurance servers, and internal application servers at our headquarters in Seattle.  All our production platform related servers and the majority of lower environment servers are in the Seattle co-location facility and a passive secondary production site in Spokane for redundancy in case of some natural calamity.  Onvia has a redundant disaster recovery site located outside the Seattle geographical area for the Company mail system which provides full functionality in the event of disaster.  The onvia.com website and the CRM (Salesforce.com) system are both remotely hosted solutions and not directly managed by the Onvia technology group. Onvia uses select cloud strategies to securely manage compliance data for disaster recovery purposes.

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

Our current and potential competitors include, but are not limited to, the following:

•	Information companies that target specific industry verticals covered by our services, such as Dodge Data & Analytics, Contractors Register, and ConstructConnect and Deltek, the last two of which were recently acquired by Roper Technologies.

•	Lead generation and bid matching companies such as FedMarket.com, BidNet, BidSync and GovernmentBids.com.

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

Intellectual Property Rights

Our future success depends in part on intellectual property rights, proprietary rights, and technology. We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We seek to protect our internally developed products, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot ensure that any of our proprietary rights will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

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

Employees

As of February 1, 2017, we had 142 employees with the majority located at our headquarters in Seattle, Washington.

None of our employees are represented by a union or collective bargaining agreement. We have never had a work stoppage and consider relations with our employees to be good.

Geographic Financial Information

During the years ended December 31, 2016 and 2015, substantially all of our revenues were generated from clients located in the United States or Canada, and all sales are denominated in U.S. currency. All of our long lived assets are located in the United States.

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

Our consultative selling approach may not scale the business as planned.

Unlike a traditional transactional sales process, the consultative selling process used by our sales organization with respect to enterprise clients focuses on fewer, more targeted prospects, which we expect to renew at higher rates with higher contract values than is typically achieved in a transactional sales process.  The consultative sales process requires a longer sales cycle than a transactional model and requires the development of a substantial pipeline of qualified prospects to achieve consistent and predictable results.  Due to the complexity of a consultative sale, our sales people may not be able to scale their individual results to maximize profitability. As a result of these risks, our business may not scale as planned.

Our target market of companies with a strategic, long term interest in the public sector may not be adequate to scale our business as planned.

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

Our self-service solution may not scale as planned.

Our self-service solution gives companies, which primarily do business in three states or less, access a limited subset of our content. This approach may not be competitive with competitor offerings in the space and we may not be able to scale this portion of the business as planned, which could negatively impact our results of operations and financial condition.

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

Onvia Exchange may not be widely used by our Government Clients.

Our ability to scale Onvia Exchange relies on the voluntary participation of government agencies and their willingness to timely and consistently provide Onvia with agency maintained procurement data that may be normalized and made available to both our government and business clients. In the event that Onvia Exchange is not widely accepted and used by government agencies, our quality and content of government data may be reduced and negatively impact future data solutions.

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

We may overestimate the value to our clients of public sector contracting intelligence.

We believe there is a large unmet market need for robust public sector contracting information because it is information that is highly fragmented across different levels of agencies. Our business model assumes that clients will continue to pay recurring subscriptions for our content and delivery solutions and we expect increases in the annual value of these contracts as a result of this. If we have overestimated the value of this information, we will not achieve our forecasted revenue goals.

Financial, economic and market risks

Utilization of our net operating loss carryforwards may be subject to annual limitations under the Internal Revenue Code, or may not be usable at all in the future.

We have substantial net operating loss carryforwards (“NOLs”) that could be used to offset future tax liabilities arising from future taxable income. In 2011, we conducted a study and determined that an “ownership change” occurred in 2001, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (which is generally a greater than a 50 percentage point increase by certain “5% shareholders” over a rolling three-year period). Section 382 imposes an annual limitation on the utilization of net deferred tax assets, such as NOLs and other tax attributes, once an ownership change has occurred.  The ownership change which occurred in 2001 resulted in a permanent loss of $180.0 million of our U.S. federal NOLs. After this impairment, we had $77.5 million in NOLs as of December 31, 2016 available to offset future taxable net income.

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

We had approximately $25 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2016. Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We regularly review our net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. In particular, we consider our three-year earnings trend to determine if we have generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.

As a result of our cumulative three-year net loss, it is our best judgment that we should conclude that our net deferred tax assets are not more-likely-than-not to be utilized. Accordingly, we have maintained the valuation allowance as of December 31, 2016 to be 100% of our net deferred tax assets. We may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

We periodically release products that employ new search technologies, ontology categorizations and complex database architecture in new and innovative ways. These technologies are usually built in house, or purchased from third party vendors and reengineered to meet our operational needs. If the creative application of these technologies does not work as planned or if we implement these new technologies poorly or in incompatible ways, our new products and services may not function properly, delivery of our products could be disrupted or delayed and our client retention and new client acquisition may suffer.

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

We may not have sufficient business interruption insurance to cover losses from major interruptions. We have deployed our primary business application servers to a secure offsite facility with backup utility power and redundant Internet connectivity. Our current physical cloud based disaster recovery systems are not capable of recovering core business functionality in less than a period of 24 to 48 hours depending on severity in the event of a disaster scenario at the offsite facility. Production, Information Technology and Data department functions will be operational in the event of a local building disaster so that delivery of our products will not be significantly interrupted as long as the offsite facility is still operational. Our disaster recovery plan does not yet include automated failover of product distribution-related systems, requiring extensive manual intervention to complete the recovery process which could result in prolonged service interruptions and ultimately lower client satisfaction.

Our current technology infrastructure and network software systems may be unable to accommodate our anticipated growth, and we may require a significant investment in these systems to accommodate performance and storage requirements of new and planned products.

Expansion of the historical content contained in our products and future product offerings to clients have and will place significant additional demands on our enterprise-grade technology infrastructure. We add thousands of records to our database each day, which has required us to expand the storage capacity of the database and client access to this information requires significant computing power based on usage. If new content types, product introductions or workflow processes change current network and computing requirements or if growth in our client base exceeds our expectations, we may be required to make significant investments to upgrade our systems to accommodate such changes, which could negatively impact our cash flows and results of operations. We may not be successful in our efforts to upgrade our systems, or if we do successfully upgrade our systems, we may not do so on time and within budget. Failure to achieve a stable technological platform in time to handle increasing network usage may discourage potential clients from using our network.

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

As our dependence on digital technologies to conduct operations increases, so does the risk associated with cyber security.  We may be unable to prevent targeted, random or accidental breaches of our security and could incur significant costs associated with lost or stolen information, including increased cyber security protection costs, lost revenues, reputational damage or increased litigation. We may not have sufficient cybersecurity insurance to cover losses from a major incident.

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

Our headquarters are located in Seattle, Washington. We lease approximately 29,606 square feet in two floors of a sixteen-story office complex located at 509 Olive Way, Seattle, Washington. The current lease term expires on April 30, 2021. We have a one-time right to surrender up to 8,898 square feet with payment of a fee equal to the landlord’s unamortized transaction costs.  We also have the right to terminate the amended lease early in the event that Onvia is sold to a third party that will have no have a physical presence in the Seattle-Bellevue area with payment of an early termination fee.  Both of these rights require at least 12 months’ prior notice to the landlord.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion regarding our legal proceedings, please refer to the “Legal Proceedings” section of Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in this Report, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name	Age	Position
Russell Mann	48	Chief Executive Officer and President
Irvine N. Alpert	65	Executive Vice President
Naveen Rajkumar	39	Senior Vice President and Chief Information Officer
Cameron S. Way	45	Senior Vice President and Chief Financial Officer
Christian K. Woerner	48	Senior Vice President of Product
Alberto Sutton	44	Senior Vice President of Marketing

Russell Mann, was appointed as Chief Executive Office, President and as a member of Onvia’s Board of Directors effective January 30, 2017. Since 2009 Mr. Mann has served on the Board of Ooma, Inc. a consumer and SMB VoIP company, and serves on both the Compensation Committee and Nomination and Governance committee. From May 2016 through January 2017, Mr. Mann served as Chief Marketing Officer and Senior Vice President of ecommerce for the ecoATM/Gazelle.com division of Outerwall Inc., a provider of retail products and services via self-service interactive kiosks. Gazelle e-commerce group is a marketplace for buying and selling recycled electronics. From October 2015 through May 2016 and in prior periods, Mr. Mann worked as an executive consultant to several companies from growth stage to publicly traded, including Cray, Inc., a manufacturer of supercomputers. From October 2014 through September 2015, Mr. Mann served as the Chief Marketing Officer of Nintex, a leading digital workflow automation software company. From 2006 through May 2014, Mr. Mann served as Chairman, CEO and co-founder of Covario, a leading digital marketing software and services firm with globally recognized enterprise clients. There he patented several analytics innovations, and completed three software company acquisitions, Covario was later acquired by Dentsu Aegis.

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

Naveen Rajkumar has served as Senior Vice President and Chief Information Officer of the Company since August 2010.  Prior to becoming Senior Vice President and Chief Information Officer, Mr. Rajkumar served as Chief Information Officer of the Company from January 2010 to July 2010. From July 1999 to December 2009, Mr. Rajkumar served at Aditi Technologies in various positions, most recently as General Manager.

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

Christian K. Woerner joined Onvia as Senior Vice President of Product in June 2015.  From October 2004 to May, 2015, Mr. Woerner served in various positions at ADP Dealer Services, most recently as Vice President of Product Management.  Prior to 2004, Mr. Woerner served in various software product management and software development positions for InstallShield Software, Quaker Oats and Andersen Consulting

Alberto Sutton joined Onvia as Senior Vice President of Marketing February 15, 2016. Prior to joining Onvia, Mr. Sutton served as Vice President of Global Marketing for Pyramid Analytics, a next generation analytics platform provider from November 2014 through January 2016. From 2010 through October 2014, Mr. Sutton served in various executive sales and marketing roles for Nintex, a workflow software provider, including as Vice President of Marketing beginning in 2013. From 2001 through 2009, Mr. Sutton served as Global Senior Product Manager for Microsoft.

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

	Price Range
	of Common Stock
	High	Low
Year ended December 31, 2015
First Quarter	$5.38	$4.40
Second Quarter	4.72	4.11
Third Quarter	4.28	3.76
Fourth Quarter	4.12	3.00

Year ended December 31, 2016
First Quarter	$3.76	$3.26
Second Quarter	4.49	3.35
Third Quarter	5.22	3.68
Fourth Quarter	5.25	4.20

Holders

As of February 1, 2017, there were approximately 259 holders of record of Onvia common stock. The number of record holders was determined from the records of the Company’s transfer agent and does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

Dividends

No cash dividends were declared for the years ended December 31, 2016 and 2015 nor does the Company have the intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Stock Price Performance Graph

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

Purchases of Equity Securities

None

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes hereto.

Management Overview – 2016 Results

In 2016, subscription revenue grew 6% compared to 2015. Throughout 2016 we made significant investments in product and development and content marketing programs to accelerate revenue growth and create leverage from our business model. These investments began to contribute to revenue growth in the second half of 2016. We are continuing to work on accelerating new workflows to improve net dollar retention for both first year and tenured accounts, and to improve new client conversion rates. Total revenue, which in addition to subscription revenue includes content license, management information report and other revenue, was up 4% over last year.

2016 operating expenses increased 8%, or $1.6 million, to $22.5 million compared to $20.9 million in 2015. The increase in operating expenses is primarily the result of approximately $487,000 of CEO transition costs and increased investments in our product team to support Onvia 8 and Onvia Exchange and leadership roles in sales and marketing.

Adjusted EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization, and non-cash stock-based compensation) for the year ended December 31, 2016 was $1.88 million, down 3% from $1.94 million in 2015. Due to the Company’s small size, increased variable sales costs and investment may exceed the incremental revenue generated each period, which could negatively impact short term Adjusted EBITDA. See “Non-GAAP Financial Measures” below for more information regarding Adjusted EBITDA.

Annual net loss was $813,000, or $0.11 per diluted share, for the year ended December 31, 2016 compared to a loss of $486,000, or $0.07 per diluted share, in 2015.

At December 31, 2016, we had $25 million of net deferred tax assets compared to $24.8 million in 2015, excluding valuation allowance, related to $77.5 million and $76.8 million in net operating loss carryforwards, respectively, available to offset future taxable net income. At December 31, 2016 and 2015, we recorded a full valuation allowance against our net deferred tax assets, resulting in $0 net deferred tax assets due to the uncertainty of future taxable income available to utilized these tax benefits, including accumulated net operating loss carryforwards, before expiration.

As of December 31, 2016 we held cash, cash equivalents and available for sale investments of $7.1 million compared to $6.8 million at the end of last year. In December 2015, we repurchased 349,497 shares of common stock at a price of $3.00 per share for an aggregate cost of $1.05 million. The repurchased shares are held as treasury stock and are excluded from outstanding shares for the purposes of earnings per share calculations.

2017 Focus

In 2017 we are focused on driving top-line growth in bookings and ACV, which are key drivers of subscription revenue. We are focused on growing new client acquisition and net dollar retention rates, by improving the value of Onvia’s business to government intelligence system (B2GIS). We will continue to invest in workflow tools and integrations (Onvia 8) to help businesses efficiently qualify and pursue revenue opportunities, and in increasing content coverage to deliver unique data products to the marketplace.

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

Internal Use Software

We capitalize qualifying computer software costs incurred during the “application development stage.” Amortization of these costs begins once the product is ready for its intended use. These capitalized software costs are amortized on a straight-line basis over the estimated useful life of the product, typically 3 to 5 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period. We periodically review our estimates for reasonableness and test these assets for potential impairment. If the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No assets were impaired during the years ended December 31, 2016 or 2015.

However, we changed the estimated useful lives of some of our software assets in the third quarter of 2016. We are in the process of developing new client workflows and improving the user experience of our platform as part of our Onvia 8 release, and we evaluated the impact of these future releases on our existing capitalized software costs. We determined that certain workflows and features will be replaced, and we shortened the expected useful lives of these software assets to coincide with the Onvia 8 release schedule. As a result, we accelerated the useful lives of $962,000 in unamortized internal software costs. During 2016 we accelerated $446,000 in amortization expense related to the reduced useful lives of the impacted assets. We expect that our 2017 results will include an additional $516,000 in accelerated amortization related to this change in accounting estimate.

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

Non-GAAP Financial Measures

We prepare and publicly release quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). The non-GAAP financial measures we may disclose include Adjusted EBITDA and client metrics such as ACV and ACVC. For a discussion regarding our client metrics, please refer the “Clients” section of Item 1 “Business.” We typically disclose Adjusted EBITDA measures in earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities or as a measure of the company’s liquidity. We define Adjusted EBITDA as net income / (loss) before interest and other non-cash financing costs; interest and miscellaneous income; taxes; depreciation; amortization; and non-cash stock-based compensation. Other companies (including our competitors) may define Adjusted EBITDA differently. We present Adjusted EBITDA because we believe Adjusted EBITDA to be an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in similar industries and size. Management also uses this information internally for forecasting and budgeting. It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results. Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of results as reported under GAAP.

The following table provides reconciliation of GAAP Net Loss to Adjusted EBITDA for the indicated periods (in thousands):

	Twelve Months Ended December 31,
	2016	2015
GAAP net loss	$(813)	$(486)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(38)	(18)
Depreciation and amortization	2,536	2,322
Amortization of stock-based compensation	198	121
Adjusted EBITDA	$1,883	$1,939

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands of dollars and as a percentage of total revenue):

	Years Ended December 31,
	2016		2015
Revenue:
Subscription	$22,851	93.0%	$21,536	91.3%
Content license	1,357	5.5%	1,705	7.2%
Management information reports	191	0.8%	133	0.6%
Other	168	0.7%	214	0.9%
Total revenue	24,567	100.0%	23,588	100.0%

Cost of revenue (exclusive of depreciation and amortization included below)	2,878	11.7%	3,186	13.5%

Gross margin	21,689	88.3%	20,402	86.5%

Operating expenses:
Sales and marketing expenses	12,060	49.1%	11,108	47.1%
Technology and development expenses	6,349	25.8%	5,845	24.8%
General and administrative expenses	4,131	16.8%	3,953	16.8%
Total operating expenses	22,540	91.6%	20,906	88.5%
Loss from operations	(851)	(3.4%)	(504)	(2.0%)
Interest and other income, net	38	0.2%	18	0.1%
Loss before income tax	(813)	(3.3%)	(486)	(2.1%)
Provision for income taxes	-	0.0%	-	0.0%
Net loss	$(813)	(3.3%)	$(486)	(2.1%)

Comparison of Years Ended December 31, 2016 and 2015

Revenue

Total revenue for the years ended December 31, 2016 and 2015, was $24.6 million and $23.6 million, respectively. Subscription revenue for the year ended December 31, 2016 grew 6% over the year ended December 31, 2015. In 2016 we were notified that our largest content license customer, representing $810,000 in annual revenue, elected not to continue with our partnership. This will negatively impact bookings, revenue and cash flow in 2017. Our annual operating initiatives are designed to drive subscription revenue growth as discussed in the Management Overview section above.

Cost of Revenue

Cost of revenue for the years ended December 31, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Amount	Percent
Total	$2,878	$3,186	$(308)	(10%)
Percentage of revenue	12%	14%

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

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Amount	Percent
Current period expenses	$10,781	$9,995	$786	8%
Depreciation and amortization	1,208	1,113	95	9%
Stock based compensation	71	-	71
Total	$12,060	$11,108	$952	9%
Percentage of Revenue	49%	47%

The increase in expenses for the comparable periods is primarily related to a $480,000 increased investment in sales and marketing leadership, $113,000 increase in marketing related expenses for client leads and new website development costs, and a $150,000 increase in amortization expense primarily related to the accelerated capitalized software amortization due to reduced estimated useful lives.

Technology and Development

Technology and development expenses for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Amount	Percent
Current period expenses	$5,221	$4,838	$383	8%
Depreciation and amortization	1,082	971	111	11%
Stock based compensation	46	36	10	28%
Total	$6,349	$5,845	$504	9%
Percentage of Revenue	26%	25%

The increase in expenses for the comparable periods is primarily due to a $940,000 increase in payroll related investment related to the additions of key roles to the product team to support Onvia 8 and Onvia Exchange. In addition, amortization expense increased by $155,000 primarily related to the accelerated capitalized software amortization, which was partially offset by an $180,000 decrease in contract labor incurred to launch the Onvia 7 ontology in 2015 compared to 2016, a $60,000 decrease in co-location fees, and higher capitalized labor due to the development of future product releases such as Onvia 8.

General and Administrative

General and administrative expenses for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Amount	Percent
Current period expenses	$3,804	$3,648	$156	4%
Depreciation and amortization	246	220	26	12%
Stock based compensation	81	85	(4)	(5%)
Total	$4,131	$3,953	$178	5%
Percentage of Revenue	17%	17%

The increase in expenses for the comparable periods is primarily related to $160,000 in payroll related investment. CEO transition related expenses of $487,000 were incurred in 2016 that were not incurred in 2015. For comparative purposes, these expenses were offset by $475,000 of special project legal and consulting fees incurred in 2015.

Interest and Other Income, Net

Interest and other income, net, consists of interest earned on our investment accounts, interest expense associated with capital leases and other miscellaneous income or expense. Interest and other income, net, was $38,000 and $18,000 for the years ended December 31, 2016 and 2015, respectively.

Provision for Income Taxes

We had approximately $25 million in net deferred tax assets, excluding valuation allowance, as of December 31, 2016 compared to $24.8 million in 2015. We consider our three-year earnings trend to determine if we have generated cumulative net taxable income or net taxable losses over that period, which the accounting guidance considers significant evidence to evaluate in determining existence and amount of any valuation allowance. As a result of our cumulative three-year net loss, it is our best judgment that we should conclude that our net deferred tax assets are not more-likely-than-not to be utilized. Accordingly, we have maintained the valuation allowance at 100% of our net deferred tax assets as of December 31, 2016 and 2015.

 Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $7.1 million at December 31, 2016. At December 31, 2016 we held $4.8 million in FDIC insured or U.S. government backed short-term investments. In 2016 we were notified that our largest content license customer representing $810,000 in annual revenue elected not to continue with our partnership. This will negatively impact bookings, revenue and cash flow in 2017.

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

From December 31, 2015 to December 31, 2016, cash and cash equivalents increased by $823,000 for the reasons described below.

Operating Activities

Net cash provided by operating activities was $2.8 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively. The increase in operating cash flow for the year ended December 31, 2016 compared to the same period in 2015 is primarily due to higher bookings compared to 2015, offset by incremental investments in sales and marketing leadership, and in product development to support Onvia 8 and Onvia Exchange.

Investing Activities

Net cash used by investing activities was $2.0 million and $1.0 million for the years ended December 31, 2016, and 2015, respectively.

Purchases of property and equipment and investments in internal use software increased by $296,000 in 2016 compared to the same period in 2015. We purchased $7.0 million and $9.1 million in short term investments during the twelve months of 2016 and 2015, respectively. During 2016 we received $7.5 million from the sale and maturity of investments, compared to $10.3 million during the same period of 2015.

Financing Activities

Net cash provided by financing activities was $38,000 for the year ended December 31, 2016, compared to $809,000 of net cash used in financing activities for the year ended December 31, 2015. The increase in net cash provided by financing activities is primarily due to the Company repurchasing stock with an aggregate purchase price of approximately $1.0 million in 2015, partially offset by decrease in proceeds from exercise of stock option and purchases under the 2000 Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Onvia, Inc.

We have audited the accompanying consolidated balance sheets of Onvia, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the Index and appearing in Item 15. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position Onvia, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

Seattle, Washington

March 2, 2017

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONVIA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,306	$1,483
Short-term investments, available-for-sale	4,817	5,275
Accounts receivable, net of allowance for doubtful accounts of $34 and $32	1,543	1,298
Prepaid expenses and other current assets	1,035	1,075

Total current assets	9,701	9,131

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	844	1,036
Internal use software, net of accumulated amortization	5,480	5,091
Other long-term assets	263	260

Total long term assets	6,587	6,387

TOTAL ASSETS	$16,288	$15,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$851	$499
Accrued expenses	1,534	937
Unearned revenue, current portion	9,500	9,040
Other current liabilities	134	103

Total current liabilities	12,019	10,579

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	41	64
Deferred rent, net of current portion	529	575
Other long-term liabilities	16	43

Total long term liabilities	586	682

TOTAL LIABILITIES	12,605	11,261

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,730,152 and 8,717,788 shares issued; and 7,137,848 and 7,125,484 shares outstanding	1	1
Treasury stock, at cost: 1,592,304 and 1,592,304 shares	(5,446)	(5,446)
Additional paid in capital	354,448	354,212
Accumulated other comprehensive loss	-	(3)
Accumulated deficit	(345,320)	(344,507)

Total stockholders’ equity	3,683	4,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,288	$15,518

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

	(In thousands, except share data)
Revenue
Subscription	$22,851	$21,536
Content license	1,357	1,705
Management information reports	191	133
Other	168	214

Total revenue	24,567	23,588

Cost of revenue (exclusive of depreciation and amortization included below)	2,878	3,186

Gross margin	21,689	20,402

Operating expenses:
Sales and marketing	12,060	11,108
Technology and development	6,349	5,845
General and administrative	4,131	3,953

Total operating expenses	22,540	20,906

Loss from operations	(851)	(504)

Interest and other income, net	38	18

Net loss	$(813)	$(486)

Unrealized loss on available-for-sale securities	3	(2)

Comprehensive loss	$(810)	$(488)

Basic and diluted net loss per common share	$(0.11)	$(0.07)

Basic and diluted weighted average shares outstanding	7,130	7,421

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(813)	$(486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,536	2,322
Gain/Loss on sale of property and equipment	(4)	19
Stock-based compensation	198	121
Change in operating assets and liabilities:
Accounts receivable	(245)	437
Prepaid expenses and other assets	37	(471)
Accounts payable	99	(247)
Accrued expenses	597	(161)
Unearned revenue	437	220
Deferred rent	(16)	4

Net cash provided by operating activities	2,826	1,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(321)	(408)
Additions to internal use software	(2,185)	(1,802)
Purchases of investments	(6,995)	(9,120)
Sales of investments	252	1,665
Maturities of investments	7,204	8,614
Proceeds from sale of equipment	4	8

Net cash used in investing activities	(2,041)	(1,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock	-	(1,048)
Proceeds from exercise of stock options and purchases under employee stock purchase plan	38	239

Net cash (used in ) / provided by financing activities	38	(809)

Net increase/(decrease) in cash and cash equivalents	823	(94)

Cash and cash equivalents, beginning of period	1,483	1,577

Cash and cash equivalents, end of period	$2,306	$1,483

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	(37)	-
Internal use software additions in accounts payable	(274)	(58)

See notes to consolidated financial statements.

ONVIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands, except share data)

	Common stock		Treasury stock		Additional	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	paid in capital	gain/(loss)	deficit	Total

BALANCE, January 1, 2015	7,400,653	$1	1,242,807	$(4,398)	$353,852	(1)	$(344,021)	$5,433
Exercise of stock options	64,877	-	-	-	206	-	-	206
Purchases under Employee Stock Purchase Plan	9,451	-	-	-	33	-	-	33
Stock-based compensation	-		-	-	121	-	-	121
Stock repurchase	(349,497)	-	349,497	(1,048)	-	-	-	(1,048)
Unrealized loss on available-for-sale investments	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	(486)	(486)
BALANCE, December 31, 2015	7,125,484	$1	1,592,304	$(5,446)	$354,212	$(3)	$(344,507)	$4,257

Exercise of stock options	1,000	$-	-	$-	$3	$-	$-	$3
Purchases under Employee Stock Purchase Plan	11,364	-	-	-	35	-	-	35
Stock-based compensation	-	-	-	-	198	-	-	198
Unrealized gain/(loss) on available-for-sale investments	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	.	(813)	(813)
BALANCE, December 31, 2016	7,137,848	$1	1,592,304	$(5,446)	$354,448	$0	$(345,320)	$3,683

See notes to consolidated financial statements.

ONVIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1: Summary of Significant Accounting Policies

Description of business

Onvia (“Onvia” or the “Company”) Onvia is a leading commerce intelligence company at the core of B2G marketplace that helps companies plan, market and sell to government agencies throughout the United States or (“U.S.”). Onvia’s business solution provides clients online access to a proprietary database of government procurement opportunities across the federal, state, local, and education sectors. The business intelligence derived from our database allows clients to identify new market opportunities, analyze market trends, and obtain insights about their competitors and channel partners. The Company believes its business solutions provide clients with a distinct competitive advantage, increased revenue opportunities, and strategic insight into the public sector market.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Onvia’s Product team was previously developing both internal sales tools and the external B2G intelligence system. With a sole focus now on the external B2G system, the current period expenses are classified as technology and development expenses opposed to being included with sales and marketing as they were in the past.  Related sales and marketing operating expenses of $1.7 million for the twelve-month period ended December 31, 2015 have been reclassified as technology and development operating expenses to conform to current period presentation. The reclassification has no impact on net income / (loss) as presented on the Condensed Consolidated Statements of Operations.

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

During 2016, the Company determined it was appropriate to reduce the remaining estimated useful lives of certain internally developed software costs. See Note 7 below for further discussion of this reduction in remaining estimated useful lives and the corresponding impact to the results of operations.

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

Cash, cash equivalents and investments

Onvia considers all highly liquid instruments with maturities at purchase of 90 days or less to be cash equivalents. The fair value of the money market funds, included in cash equivalents, at December 31, 2016 and 2015, were based on quoted prices available in active markets for identical investments as of the reporting date. Investments with original maturities of greater than 90 days, but with remaining maturities of less than one year are classified as short-term, and investments with remaining maturities of 365 days or greater are classified as long-term. All investments are classified as available-for-sale and reported at fair value based on market quotes, and unrealized gains or losses on these investments are recorded in stockholders’ equity and reported in comprehensive income.

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

The Company periodically evaluates its long-lived assets for impairment. An impairment loss would be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances indicate that any of the Company’s long-lived assets might be impaired, the Company analyzes the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company records an impairment loss to the extent that the carrying value of the asset exceeds the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. No assets were impaired during the years ended December 31, 2016 or 2015.

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

Onvia periodically evaluates the remaining useful lives of internal use software and will record an abandonment if management determines that all or a portion of the asset will no longer be used, or will adjust the remaining useful life to reflect revised estimates for impairment as described above under “Property and equipment.” In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected net realizable value. No assets were impaired during the years ended December 31, 2016 or 2015.

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

Treasury stock

Onvia accounts for treasury stock using the cost method. In December 2015, Onvia repurchased 349,497 shares of common stock as discussed in Note 13. As of December 31, 2016, the Company held 1,592,304 shares of treasury stock with a cost basis of $5,446,259.

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

For the years ended December 31, 2016 and 2015, respectively, options to purchase 868,230 and 840,256 shares of common stock were not included in the calculation because the effect would have been anti-dilutive

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Onvia in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our contracts will generally be recognized ratably over time, which is consistent with the revenue recognition model we currently use for the majority of our contracts. Based on our evaluation of ASU 2014-09, we currently do not expect it to have a material impact on our financial statements upon adoption for our current product offerings, contracts with customers and revenue streams.

In November 2015, the FASB issued authoritative guidance on amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the balance sheet. The objective of the guidance is to simplify the presentation as current accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to separate the deferred tax assets into current and noncurrent amounts. The FASB concluded that the current presentation does not benefit the financial statement users because the classification does not align with the time period in which the deferred tax amounts are expected to be recovered. The guidance is effective for reporting periods beginning after December 15, 2016. The guidance may be adopted retrospectively. The Company is currently assessing the impact the guidance will have upon adoption but does not expect it to have an impact on the Consolidated Balance Sheet as the net deferred tax asset has been reduced by a valuation allowance to $0 at December 31, 2016.

In February 2016, the FASB issued authoritative guidance which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of the guidance is permitted. The Company has determined the office lease for the corporate headquarters is the only material lease affected by this guidance. The office space lease is currently classified as an operating lease and will continue to be classified as an operating lease under the new standard, and as such, Onvia will recognize a right-of-use asset and lease liability upon adoption of the new guidance.

In March 2016, the FASB issued authoritative guidance on accounting for share-based payment transactions. The guidance makes several modifications related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies and clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing how the adoption of this standard may impact its consolidated financial statements.

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

Stock-Based Benefit Plans

Onvia, Inc. 2008 Equity Incentive Plan

The Onvia, Inc. 2008 Equity Incentive Plan, or the 2008 Plan, was adopted in September 2008 and it amended and restated the previous 1999 Stock Option Plan, or the 1999 Plan. Shares that were outstanding from the 1999 Plan will continue to be outstanding under that plan until forfeited, at which time they would be added back to the 2008 Plan. The 2008 Plan provides for the issuance of incentive and nonqualified common stock options, stock awards, restricted stock, restricted stock units and stock appreciation rights. Awards under this plan can be granted for ten years after the adoption date. The 2008 Plan requires that the exercise price for all options to be at least 100% of the fair market value of the underlying shares on the date of grant. The 2008 Plan contains specific provisions that govern awards in the event of a change in control and provides for compliance with the requirements of Section 409A of the Internal Revenue Code to the extent that awards are treated as deferred compensation. All employees, officers, directors and consultants of Onvia are eligible to participate in the 2008 Plan, although it is not anticipated that every eligible employee or consultant will receive awards. Options under this plan vest in increments over time, but typically have either a four or five year vesting schedule, normally with 25% or 20%, respectively, vesting one year from the grant date and ratable monthly vesting thereafter. As of December 31, 2016 the total number of options outstanding and the number of shares available for issuance under the 2008 Plan were 830,918 and 809,925 respectively.

2000 Directors’ Stock Option Plan

In March 2000, Onvia adopted a Directors’ Stock Option Plan or the Directors’ Plan. This plan expired on February 28, 2010. Options granted under this plan will remain active and will continue to vest according to the original grant provisions. Grants were made under this plan to each eligible board member on the date such person was first elected or appointed as a board member. At each annual stockholders’ meeting, each non-employee director was granted an additional option to purchase 1,000 shares of common stock under the Directors’ Plan, provided such person had been a board member of Onvia for at least the prior six months. The initial option grants under the Directors’ Plan vested 25% each year for four years on the anniversary of the date of grant, had a term of ten years, and an exercise price equal to the closing price of Onvia’s stock on the grant date. The annual grants vest in full one year from the date of grant, have a ten-year life, and an exercise price equal to the closing price on the date of grant.

Employee Stock Purchase Plan

In May 2000, Onvia adopted the 2000 Employee Stock Purchase Plan, or ESPP, and initially authorized 60,000 shares of common stock for issuance under the ESPP. On the first day of each year beginning in 2001 and ending in 2010, the number of shares authorized for issuance under the ESPP was increased by the lesser of: 1% of the total number of shares of common stock then outstanding; 60,000 shares; or a lesser number of shares as determined by the Board of Directors. Under the ESPP, an eligible employee may purchase shares of Onvia common stock, based on certain limitations, at a price equal to the lesser of 85% of the fair market value of the common stock at the beginning or end of the respective offering period. This plan is compensatory under the provisions of ASC 718 and the fair value of purchases under the ESPP is recognized as compensation expense over the term of the awards. The ESPP purchases shares on a semi-annual basis. The total number of shares authorized for future issuance under the ESPP as of December 31, 2016 was 451,809 shares.

Impact on Results of Operations

The impact on Onvia’s results of operations of recording stock-based compensation for the years ended December 31 was as follows (in thousands):

	2016	2015
Sales and marketing	$71	$-
Technology and development	46	36
General and administrative	81	85

Total stock-based compensation	$198	$121

Valuation Assumptions

Onvia calculated the fair value of each option award on the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used for options granted in the years ending December 31:

	2016	2015
Risk-free interest rate	1.51%	1.76%
Expected volatility	42%	44%
Expected dividends	0%	0%
Expected life (in years)	5.8	5.9

The fair value of each employee purchase under the ESPP is estimated on the first day of each purchase period using the Black-Scholes valuation model. Purchase periods begin on May 1 and November 1 of each year. The following weighted average assumptions were used for purchase periods beginning during the years ended December 31 under the ESPP:

	2016	2015
Risk-free interest rate	0.34%	0.05%
Expected volatility	35%	36%
Expected dividends	0%	0%
Expected life (in years)	0.5	0.5

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

Stock Option Activity

The following table summarizes activity under Onvia’s equity incentive plans for the years ended December 31, 2016 and 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Total options outstanding at January 1, 2015	889,592	$4.20
Options granted	151,750	4.21
Options exercised	(64,877)	3.17
Options expired	(23,417)	4.36
Options forfeited and cancelled	(131,297)	5.47
Total options outstanding at December 31, 2015	821,751	$4.08	5.95	$292,799

Options exercisable at December 31, 2015	587,125	$4.08	4.83	$268,579
Options vested and expected to vest at December 31, 2015	786,578	$4.11	5.87	$269,314

Total options outstanding at January 1, 2016	821,751	$4.08
Options granted	95,000	3.81
Options exercised	(1,000)	3.40
Options expired	(31,500)	4.64
Options forfeited and cancelled	(4,333)	4.86
Total options outstanding at December 31, 2016	879,918	$4.03	5.60	$712,377

Options exercisable at December 31, 2016	654,490	$4.03	4.53	$604,760
Options vested and expected to vest at December 31, 2016	853,057	$4.03	5.50	$699,862

(1) Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Onvia’s common stock of $4.45 at December 31, 2016 for options that were in-the-money at December 31, 2016. The number of in-the-money options outstanding and exercisable at December 31, 2016 was 666,751 and 503,407, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015, was $1.57 and $1.86 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015, was $584 and $67,168, respectively.

As of December 31, 2016, there was approximately $181,811 of unrecognized compensation costs related to unvested stock options. That cost is expected to be recognized over a weighted average period of 2.1 years.

Note 3: Short-Term and Long-Term Investments

Onvia classifies short-term and long-term investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$110	$-	$-	$110
Certificates of Deposit (1)	4,707	-	-	4,707
	$4,817	$-	$-	$4,817

(1) We evaluated certificates of deposits held as of December 31, 2016 and concluded that they meet the definition of securities.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$902	$-	$-	$902
Certificates of Deposit (1)	4,376	-	(3)	4,373
	$5,278	$-	$(3)	$5,275

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

Onvia uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following tables summarize, by major security type, short-term and long-term investments classified as available-for-sale at December 31, 2016 and 2015, stated at fair value (in thousands):

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Balance as of December 31, 2016

U.S. Government backed securities	$-	$110	$-	$110
Certificates of Deposit	-	4,707	-	4,707
	$-	$4,817	$-	$4,817

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Balance as of December 31, 2015

U.S. Government backed securities	$-	$902	$-	$902
Certificates of Deposit	-	4,373	-	4,373
	$-	$5,275	$-	$5,275

There were no transfers in or out of Level 1 or Level 2 investments during the years ended December 31, 2016 and 2015, and there was no activity in Level 3 fair value measurements during these periods.

Note 4: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	2016	2015
Prepaid software maintenance agreements	$630	$690
Other prepaid expenses	133	175
Prepaid insurance	107	108
Other receivables	78	94
Prepaid rent	76	-
Interest receivable	11	8
	$1,035	$1,075

Note 5: Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease increasing from $100,000 in April 2013, to $125,000 in January 2014 and to $150,000 on January 2015.  The letter of credit will be returned at lease termination in April 2021 or earlier as discussed above, subject to standard office lease conditions. As of December 31, 2016, the stand by letter of credit is secured by a security deposit of $150,000 and reported as other long-term assets on the Consolidated Balance Sheets.

Note 6: Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2016	2015

Computer equipment	$3,822	$3,932
Software	1,805	1,856
Furniture and fixtures	119	117
Leasehold improvements	815	815

Total cost basis	6,561	6,720

Less accumulated depreciation and amortization	(5,717)	(5,684)

Net book value	$844	$1,036

During the year ended December 31, 2016, Onvia disposed of fully depreciated computer software and equipment with a combined historical cost of $491,000 compared to the disposal of $139,000 in computer equipment and leasehold improvements for the same period in 2015. A gain on sale of assets totaling $4,000 and a loss on sale of assets totaling $19,000 were incurred with the 2016 and 2015 disposals respectively.

Depreciation expense was $524,000 and $630,000 for the years ended December 31, 2016 and 2015, respectively.

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

During 2016 the Company determined that ongoing product development would replace the functionality of certain internal use software costs and evaluated the then current estimates of remaining useful lives of the affected internal use software. The Company determined that unamortized internal software costs of approximately $962,000 are subject to a reduced estimated remaining useful life. During 2016 we accelerated $446,000 in amortization expense related to the reduced useful lives of the impacted assets. In 2017, we expect our results will include an additional $516,000 in accelerated amortization related to this change in accounting estimate.

The following table presents a roll forward of capitalized internal use software for the years ended December 31, 2016 (in thousands):

	Balance at December 31, 2015	Additions	Balance at December 31, 2016
Capitalized internal use software	$18,812	$2,401	$21,213
Accumulated amortization	(13,721)	(2,012)	(15,733)
	$5,091	$389	$5,480

Amortization expense related to capitalized software was $2.0 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively.

Note 8: Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2016	2015
Payroll and related liabilities	$1,430	$855
Taxes payable and other	104	82
	$1,534	$937

Other current liabilities consist of the following at December 31 (in thousands):

	2016	2015
Deferred rent, current portion	$107	$78
Obligations under capital leases, current portion	27	25
	$134	$103

Note 9: Income Taxes

The following table provides reconciliation between the statutory income tax rate and the Company’s effective tax rate for the years ended December 31:

	2016	2015
Tax expense at statutory rate	-34.0%	-34.0%
Stock-based compensation	8.6%	19.3%
Amortization of goodwill	-0.9%	-3.5%
Meals and entertainment	2.3%	3.1%
Deferred tax asset adjustment	0.0%	0.0%
Valuation allowance	24.0%	15.1%
Net Tax expense	0.0%	0.0%

Onvia’s deferred tax asset consists of the following as of December 31 (in thousands):

	2016	2015
Deferred tax assets
Net operating loss carryforward	$26,352	$26,109
Accrued expenses not currently deductible	671	652
Depreciation different for tax purposes	123	100

Deferred tax asset total	$27,146	$26,861

Deferred tax liability
Prepaid expenses	(262)	(305)
Depreciation different for tax purposes	(1,863)	(1,731)

Deferred tax liabilities total	(2,125)	(2,036)

Net deferred tax asset before valuation allowance	25,021	24,825
Valuation allowance	(25,021)	(24,825)

Net deferred tax asset after valuation allowance	$-	$-

The Company had approximately $25 million in net deferred tax assets, before valuation allowance, as of December 31, 2016. Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management regularly reviews the net deferred tax assets for usability based on a history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. In particular, the Company considers its three-year earnings trend to determine if it has generated cumulative net income or net losses over that period, which the accounting guidance considers significant evidence to evaluate in determining the existence and amount of any valuation allowance.

Based upon the analysis of all positive and negative evidence, it is management’s current judgment that due to the recent pattern of net losses, the Company has concluded that it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Therefore, the Company has maintained its valuation allowance at 100% of its net deferred tax assets as of December 31, 2016.

The Company may reverse all or a portion of our valuation allowance in the future if it is determined that realization of these benefits is more likely than not. The Company will continue to evaluate the appropriateness of its valuation allowance in consideration of future operating results.

As of December 31, 2016 and 2015, Onvia had available U.S. federal net operating losses in the amount of $77,505,220 and $76,792,130, which expire at various times from 2021 through 2035.

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

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $770,000 and $767,000 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Lease	Office Equipment Operating Lease	Total Operating Leases

2017	$873	$20	$893
2018	896	20	916
2019	918	9	927
2020	940	-	940
2021	320	-	320
	$3,947	$49	$3,996

Capital Leases

Onvia has non-cancellable capital leases for phone system server equipment and maintenance related to this equipment. Remaining future minimum lease payments required on these capital leases are as follows for the years ended December 31 (in thousands):

	Principal	Interest	Total
2017	$40	$3	$43
2018	25	-	25
	$65	$3	$68

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from 2017 to 2018. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2017	$444
2018	364
$808

CEO Transition Agreement

On March 28, 2016, the Company and its then President and Chief Executive Officer (“Riner”) entered into a Transition and Release Agreement (the “Transition Agreement”).

The Transition Agreement, provides for, Riner to transition into planned retirement and a 12-month consulting relationship with the Company effective no later than June 30, 2017, or such earlier date that Onvia selects and announces a new Chief Executive Officer (“CEO”) (the “Transition Date”). Riner continued to serve as the Company’s President and CEO on a full-time basis through the Transition Date.

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

On December 30, 2016 Onvia entered into an Employment and Noncompetition Agreement with Russell Mann to serve as the Company’s President and Chief Executive Officer.  At a meeting held on January 6, 2017, the Board of Directors elected Mr. Mann to serve as a member of Onvia’s Board of Directors.  These appointments were effective January 30, 2017.    Please refer to the section above entitled “Executive Officers of the Registrant” for Mr. Mann’s biography.

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

In January 2006, the Retirement Plan was amended to add a discretionary matching contribution, made in either cash or Onvia common stock, up to 25% of every dollar up to 6% of all eligible employee contributions. The matching contributions are subject to a four year vesting schedule, with vesting measured from the employee’s date of hire. The Company’s Board of Directors has the sole discretion to make matching contributions in the first quarter following each Plan year, and employees must be employed on the last day of the Plan year to be eligible to receive the matching contribution. Onvia’s Board of Directors authorized a 10% matching contribution for both 2016 and 2015. This contribution was made in cash in the amount of $56,000 and $39,000 for 2016 and 2015, respectively.

Note 12: Stockholders’ Equity

Authorized shares

At December 31, 2016, the number of authorized shares is 13,000,000 with a par value of $0.0001 per share. Authorized shares are comprised of 11,000,000 shares of common stock and 2,000,000 shares of undesignated preferred stock.

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

Selected Quarterly Financial Information (Unaudited)

The following tables summarize the quarterly financial data for the years ended December 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$6,062	$6,020	$6,173	$6,312
Gross margin (exclusive of depreciation and amortization)	5,298	5,278	5,484	5,629
Total operating expenses	5,286	5,411	5,989	5,854
Gain/(loss) from operations	12	(133)	(505)	(225)
Net income/(loss)	$19	$(125)	$(492)	$(215)
Basic net income/(loss) per common share	$0.00	$(0.02)	$(0.07)	$(0.03)
Diluted net income/(loss) per common share	$0.00	$(0.02)	$(0.07)	$(0.03)
Basic weighted average shares outstanding	7,125	7,129	7,131	7,136
Diluted weighted average shares outstanding	7,193	7,129	7,131	7,136

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)

Historical Consolidated Statements of Operations and Comprehensive Income Data:
Revenue	$5,845	$5,894	$5,887	$5,962
Gross margin (exclusive of depreciation and amortization)	5,052	5,056	5,104	5,190
Total operating expenses	5,531	4,998	5,101	5,276
Gain/(loss) from operations	(479)	58	3	(86)
Net income/(loss)	$(477)	$80	$9	$(98)
Basic net income/(loss) per common share	$(0.06)	$0.01	$0.00	$(0.01)
Diluted net income/(loss) per common share	$(0.06)	$0.01	$0.00	$(0.01)
Basic weighted average shares outstanding	7,401	7,413	7,449	7,435
Diluted weighted average shares outstanding	7,401	7,578	7,561	7,435

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2016. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2016.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the section entitled “Proposal No. 1: Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2017 (“Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding the Company’s audit committee and audit committee financial expert is incorporated herein by reference to the section entitled “Corporate Governance” in the Proxy Statement. Information regarding the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1 of this Annual Report and is incorporated by reference into this Item 10.

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

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2008 Plan, the 1999 Plan (amended and restated into the 2008 Plan), the Directors’ Plan, and the ESPP as of December 31, 2016. There were no equity plans not approved by security holders as of December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued on Exercise of Outstanding Options (1)	Weighted-average Exercise Price of Outstanding Options (2)	Securities Available for Future Grant (Excluding Shares Reflected in Column (1)) (3)
Equity compensation plans approved by security holders
Onvia, Inc. 2008 Equity Incentive Plan	830,918	$3.86	809,925
Amended and Restated 1999 Stock Option Plan	41,000	6.99	-
2000 Directors' Stock Option Plan	8,000	6.22	-
Employee Stock Purchase Plan	-	-	451,809
Total	879,918	$4.03	1,261,734

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Consolidated Financial Statements and Financial Statement Schedules:

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2.	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balances at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balances at End of Period

Allowance for doubtful accounts
Year Ended December 31, 2015	$42	38	-	(48)	$32
Year Ended December 31, 2016	$32	35	-	(33)	$34

______________________________

(1) Uncollectible accounts written off, net of recoveries.

		Additions(2)
Description (in thousands)	Balances at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balances at End of Period

Deferred tax assets-valuation allowance
Year Ended December 31, 2015	$24,752	-	73	-	$24,825
Year Ended December 31, 2016	$24,825	-	196	-	$25,021

______________________________

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

Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2004)

3.2	Amended and Restated Bylaws of Onvia effective June 30, 2015 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on July 2, 2015)

3.3	Certificate of Designation, Preferences and Rights of Series RA Junior Participating Preferred Stock of Onvia, Inc., as filed with the Secretary of State of Delaware on May 4, 2011 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed on May 5, 2011)

4.2	Amended and Restated Section 382 Rights Agreement, dated April 24, 2014, by and between Onvia, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series RA Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by reference from Exhibit 4.1 to Onvia’s Form 8-A/A filed on April 29, 2014)

10.1*	Onvia, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

10.2*	Amended 2000 Employee Stock Purchase Plan (incorporated by Reference to Exhibit 10.4 to the Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 14, 2008)

10.3*	2000 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1/A filed on February 7, 2000 (File No. 333-93273))

10.4*	Employment Agreement with Irvine N. Alpert dated February 22, 2002 and Commission and Bonus Plan with Irvine N. Alpert dated September 11, 2001 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)

10.5	Medical Dental Building Lease Agreement between Onvia and GRE 509 Olive LLC, dated July 31, 2007 (incorporated by reference to Exhibit 10.12 to the Report on Form 10-Q for the period ended September 30, 2007, filed on November 14, 2007)

10.6*	Second Amendment to 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.7*	Offer Letter to Henry G. Riner, dated August 26, 2010 (incorporated by reference to Exhibit 10.15 to the Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 15, 2010)

10.8*	Form of Indemnification Agreement between Onvia and each of its officers and directors approved by Board of Directors on August 30, 2011 (incorporated by reference to exhibit 10.1 to the Report on Form 10-Q for the quarter ended March 31, 2012, filed May 14, 2012)

10.9	First Amendment to Lease, dated as of April 4, 2013, by and between Onvia, Inc. and GRE 509 Olive LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 9, 2013)

10.10*	Executives Severance Arrangement (incorporated by Reference to Exhibit 10.10 to the Report on Form 10-K for the year ended December 31, 2014 filed on March 17, 2015)

10.11*	Onvia 2016 Management Incentive Plan (incorporated by referenced to Exhibit 10.11 to the Report on Form 10-K for the year ended December 31, 2015 filed on March 8, 2016)

10.12*	Leadership Team Equity Grant Program under Onvia, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Report on Form 10-K for the year ended December 31,2014 filed on March 17, 2015)

10.13	Stock Repurchase Agreement, dated as of December 18, 2015, between Onvia, Inc. and Nadel and Gussman Energy, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 21, 2015)

10.14*	Transition and Release Agreement, dated March 28, 2016, between Onvia, Inc. and Henry Riner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q for the quarter ended March 31, 2016 filed May 9, 2016)

10.15*	Employment and Noncompetition Agreement dated December 30, 2016 between Russell Mann and Onvia, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 6, 2017)

23.1++	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1++	Certification of Russell Mann, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Russell Mann, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase

* Executive Compensation Plan or Agreement

++ Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 2, 2017.

ONVIA, INC.

By:	/s/ RUSSELL MANN
Russell Mann
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ CAMERON S. WAY
Cameron S. Way
Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Onvia, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Russell Mann and Cameron S. Way, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Company’s fiscal year ended December 31, 2016, on Form 10-K under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RUSSELL MANN	Chief Executive Officer, President and Director	March 2, 2017
Russell Mann

/S/ CAMERON S. WAY	Senior Vice-President and Chief Financial Officer	March 2, 2017
Cameron S. Way

/S/ JEFFREY C. BALLOWE	Director	March 2, 2017
Jeffrey C. Ballowe

/S/ JAMES L. BRILL	Director	March 2, 2017
James L. Brill

/S/ ROGER L. FELDMAN	Director	March 2, 2017
Roger L. Feldman

/S/ D. VAN SKILLING	Chairman of the Board	March 2, 2017
D. Van Skilling

/S/ GEORGE I. STOECKERT	Director	March 2, 2017
George I. Stoeckert