Form 10-Q
period 2017-03-31
ONVIA INC
filed 2017-05-08
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Common stock, par value $.0001 per share: 7,212,848 shares outstanding as of April 28, 2017.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Onvia, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,161	$2,306
Short-term investments, available-for-sale	4,302	4,817
Accounts receivable, net of allowance for doubtful accounts of $44 and $34	1,763	1,543
Prepaid expenses and other current assets	1,244	1,035

Total current assets	9,470	9,701

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	749	844
Internal use software, net of accumulated amortization	5,592	5,480
Long-term investments, available-for-sale	92	-
Other long-term assets	248	263

Total long term assets	6,681	6,587

TOTAL ASSETS	$16,151	$16,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$698	$851
Accrued expenses	1,308	1,534
Unearned revenue, current portion	10,383	9,500
Other current liabilities	140	134
		-
Total current liabilities	12,529	12,019

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	32	41
Deferred rent, net of current portion	496	529
Other long-term liabilities	9	16

Total long term liabilities	537	586

TOTAL LIABILITIES	13,066	12,605

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,805,152 and 8,730,152 shares issued; and 7,212,848 and 7,137,848 shares outstanding	1	1
Treasury stock, at cost: 1,592,304 and 1,592,304 shares	(5,446)	(5,446)
Additional paid in capital	354,676	354,448
Accumulated deficit	(346,146)	(345,320)

Total stockholders’ equity	3,085	3,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,151	$16,288

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In thousands, except per share data)

Revenue
Subscription	$5,910	$5,594
Content license	104	404
Management information reports	29	16
Other	52	48

Total revenue	6,095	6,062

Cost of revenue (exclusive of depreciation and amortization included below)	700	764

Gross margin	5,395	5,298

Operating expenses:
Sales and marketing	2,999	2,891
Technology and development	1,831	1,479
General and administrative	1,401	916

Total operating expenses	6,231	5,286

(Loss)/income from operations	(836)	12

Interest and other income, net	10	7

Net (loss)/income	$(826)	$19

Unrealized gain on available-for-sale securities	-	3

Comprehensive (loss)/income	$(826)	$22

Basic net (loss)/income per common share	$(0.11)	$0.00

Diluted net (loss)/income per common share	$(0.11)	$0.00

Basic weighted average shares outstanding	7,189	7,125

Diluted weighted average shares outstanding	7,189	7,193

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(826)	$19
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	769	500
Stock-based compensation	117	48
Change in operating assets and liabilities:
Accounts receivable	(220)	(499)
Prepaid expenses and other assets	(194)	162
Accounts payable	(104)	171
Accrued expenses	(226)	(184)
Unearned revenue	874	1,373
Deferred rent	(27)	49

Net cash provided by operating activities	163	1,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(61)	(57)
Additions to internal use software	(781)	(341)
Purchases of investments	(868)	(1,878)
Maturities of investments	1,291	1,604

Net cash used in investing activities	(419)	(672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	111	-

Net cash provided by financing activities	111	-

Net (decrease)/increase in cash and cash equivalents	(145)	967

Cash and cash equivalents, beginning of period	2,306	1,483

Cash and cash equivalents, end of period	$2,161	$2,450

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	(2)	(18)
Internal use software additions in accounts payable	(259)	(161)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

Basis of Presentation

In this report, when we refer to “Onvia,” the “Company” “we,” “our,” or “us,” we are referring to Onvia, Inc.

The unaudited interim Condensed Consolidated Financial Statements and related notes thereto have been prepared pursuant to generally accepted accounting principles in the United States of America, (“GAAP”), and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The accompanying unaudited interim Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report”).

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2014-09 (“ASU 2014-09”) for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Onvia in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our contracts will generally be recognized ratably over time, which is consistent with the revenue recognition model we currently use for the majority of our contracts. Based on our evaluation of ASU 2014-09, we currently do not expect it to have a material impact on our financial statements upon adoption for our current product offerings, contracts with customers and revenue streams.

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

The impact on Onvia’s results of operations of recording stock-based compensation was as follows for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Sales and marketing	$(14)	$12
Technology and development	8	13
General and administrative	123	23

Total stock-based compensation	$117	$48

3.	Earnings/(Loss) per Share

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

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2017 and 2016, (in thousands, except per share data):

	Three Months March 31,
	2017	2016
Net income/(loss)	$(826)	$19

Shares used to compute basic net income/(loss) per share	7,189	7,125
Dilutive potential common shares:
Stock options	-	68
Shares used to compute diluted net income/(loss) per share	7,189	7,193
Basic net income/(loss) per share	$(0.11)	$0.00

Diluted net income/(loss) per share	$(0.11)	$0.00

For the three months ended March 31, 2017, the weighted average effect of approximately 986,000 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

For the three months ended March 31, 2016, the weighted average effect of approximately 467,541 options to purchase shares of common stock were not included in the calculation because the effect would have been anti-dilutive.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following tables (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments Certificates of Deposit (1)	$4,302	$-	$-	$4,302
Total Short-Term Investments	4,302	-	-	4,302
Long-Term Investments Certificates of Deposit (1)	$92	$-	$-	$92
Total Long-Term Investments	92	-	-	92
Total Investments	$4,394	$-	$-	$4,394

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$110	$-	$-	$110
Certificates of Deposit (1)	4,707	$-	$-	4,707
Total Investments	$4,817	$-	$-	$4,817

(1) The Company evaluated certificates of deposits held as of March 31, 2017 and December 31, 2016 and concluded that they meet the definition of securities as available for sale.

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

The following tables summarize, by major security type, investments classified as available-for-sale at March 31, 2017 and at December 31, 2016, stated at fair value (in thousands):

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$4,394	$-	$4,394
Total Investments	$-	$4,394	$-	$4,394

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$110	$-	$110
Certificates of Deposit	-	4,707	-	4,707
Total Investments	$-	$4,817	$-	$4,817

There were no transfers in or out of Level 2 investments during the first quarter of 2017 and fourth quarter of 2016, and there was no activity in Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid software maintenance agreements	$541	$630
Other prepaid expenses	272	133
Prepaid insurance	259	107
Other receivables	83	78
Prepaid rent	76	76
Interest receivable	13	11
	$1,244	$1,035

6.	Property and Equipment

Property and equipment to be held and used consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer equipment	$3,765	$3,822
Software	1,805	1,805
Furniture and fixtures	119	119
Leasehold improvements	815	815

Total cost basis	6,504	6,561

Less accumulated depreciation and amortization	(5,755)	(5,717)

Net book value	$749	$844

Depreciation expense was $115,000 and $142,000 for the three months ended March 31, 2017 and 2016, respectively. Depreciation expense is included in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the three months ended March 31, 2017 and December 31, 2016.

During 2016 the Company determined that ongoing product development would replace the functionality of certain internal use software costs and evaluated the then current estimates of remaining useful lives of the affected internal use software. The Company determined that unamortized internal software costs of approximately $962,000 are subject to a reduced estimated remaining useful life. During the first quarter of 2017, we accelerated $216,000 in amortization expense related to the reduced useful lives of the impacted assets. Over the next two quarters in 2017, we expect our results will include an additional $300,000 in accelerated amortization related to this change in accounting estimate.

The following table presents a roll-forward of capitalized internal use software for the three months ended March 31, 2017 (in thousands):

	Balance at December 31, 2016	Additions	Balance at March 31, 2017

Capitalized internal use software	$21,213	$766	$21,979
Accumulated amortization	(15,733)	(654)	(16,387)
	$5,480	$112	$5,592

Amortization expense was $654,000 and $358,000 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense is included in operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Payroll and related liabilities	$1,255	$1,430
Taxes payable and other	53	104
	$1,308	$1,534

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Deferred rent, current portion	$113	$107
Obligations under capital leases, current portion	27	27
	$140	$134

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires in April 2021. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $197,000 and $193,000 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate	Office Equipment	Total
	Operating Leases	Operating Lease	Operating Leases

2017	655	14	669
2018	896	20	916
2019	918	10	928
2020	940	-	940
2021	320	-	320
	$3,729	$44	$3,773

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from 2017 to 2019. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase
Obligations

2017	$298
2018	364
$662

Employment Agreement with Current CEO and President

On December 30, 2016 Onvia entered into an Employment and Noncompetition Agreement with Russell Mann (the “Employment Agreement”) to serve as the Company’s President and Chief Executive Officer effective on the date that Mr. Mann commenced employment with the Company, January 30, 2017.

Under the terms of the Employment Agreement, Mr. Mann will have an annual base salary of $325,000 and will be eligible for an annual bonus with a target of 75% of base salary.  In addition, Mr. Mann was granted, upon commencement of employment, an award of (i) 50,000 shares of common stock of the Company subject to forfeiture within the first six months of employment; (ii) nonqualified stock options to purchase 100,000 shares of the Company’s common stock time vesting over three years and nonqualified stock options to purchase 125,000 shares of the Company’s common stock vesting based on performance criteria as set forth in the Employment Agreement; and (iii) 25,000 restricted stock units to vest on the first anniversary of Mr. Mann’s employment, each subject to the conditions set forth in the Employment Agreement.    On the first anniversary of Mr. Mann’s employment, nonqualified stock options to purchase 50,000 shares of common stock of the Company vesting in two tranches based on continued employment and 50,000 restricted stock units vesting based on performance criteria as specified in the Employment Agreement will be granted.  Mr. Mann was also given the opportunity to purchase up to 140,000 shares of the Company’s common stock directly from the Company on the date he commenced employment, of which he purchased 25,000 shares.

The  Employment Agreement provides that, if the Company terminates Mr. Mann’s employment without cause or he resigns for good reason, subject to his execution and non-revocation of a release of claims, the Company will pay him, in addition to his previously-accrued compensation, the following severance:  (i) base salary for twelve months, (ii) health benefit continuation for twelve months or a stipend, (iii) a pro-rata amount of the annual bonus based on actual performance with respect to the calendar year of termination of employment and (iv) possible accelerated pro rata vesting of the 2018 restricted stock unit awards.

Transition Agreement for Former CEO

On March 28, 2016, the Company and its then President and Chief Executive Officer Henry Riner entered into a Transition and Release Agreement (the “Transition Agreement”) that sets forth the terms pursuant to which Mr. Riner retired as President and Chief Executive Officer of the Company. Mr. Riner resigned as a Director, Chief Executive Officer and President effective January 30, 2017 (“Transition Date”).

Under the terms of the Transition Agreement, Mr. Riner continued to serve as the Company’s President and Chief Executive Officer on a full-time basis through the Transition Date and, unless terminated for cause, will continue to (i) receive his full annual base salary through June 30, 2017; (ii) be a participant in Company’s employee benefit plans through the Transition Date; (iii) be eligible to exercise any vested options on a cashless basis until September 30, 2017; and (iv) participate in the Company’s 2016 management incentive plan pursuant to which Mr. Riner was eligible to earn up to 50% of base salary if Company’s 2016 corporate bookings and EBITDA objectives had been achieved. Additionally, Mr. Riner will receive compensation for any unused paid time off up to a maximum of 150 hours. Mr. Riner will make himself available as a consultant to the Company’s Board of Directors and the Company executive team as requested from time to time by the Board of Directors or the Company’s new CEO for a period of 12 months after the Transition Date.

In exchange for Mr. Riner’s entry into the Transition Agreement, his covenants and promises described therein, and his entry into an additional Release of Claims Agreement on his last of date of employment with the Company, the Company has agreed to pay Mr. Riner a lump sum cash payment of $362,000 on July 8, 2017.

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

As of March 31, 2017 and December 31, 2016, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of March 31, 2017 and December 31, 2016, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $77.5 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2021.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2035.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease in the amount of $150,000.  The letter of credit will be returned at lease termination in April 2021, or earlier, subject to certain office lease conditions. As of March 31, 2017, the stand by letter of credit is secured by a security deposit of $150,000 and included within other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as applicable, in this report and in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016. Except as required by law, Onvia undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof. Readers are urged, however, to review the factors and risks described in reports Onvia files from time to time with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Condensed unaudited Consolidated Financial Statements and accompanying Notes thereto included in this report.

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

B2GIS provides the most comprehensive coverage of agencies and their procurement activity, with a goal of covering 95% of published dollar spending. B2GIS leverages Onvia’s robust database of proprietary public sector procurement information which includes comprehensive historical and real-time information on procurement activities unavailable elsewhere in the marketplace. We provide access to over 5.0 million procurement-related records connected to over 400,000 companies from across approximately 82,500 procurement entities nationwide. These records are standardized, formatted and classified within our database each day. We harvest data on a daily basis from thousands of agencies and sources, processing millions of records every year. This enables us to typically publish 90% of all collected government solicitations within 24 hours of issuance. Opportunities are curated using state-of-the-art algorithms and machine tagging, which makes our contracting data extremely actionable and industry-relevant. B2GIS helps businesses discover more, relevant opportunities to help fill their sales pipelines. Agencies can use this data to make their procurement processes more efficient.

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

Executive Summary of Operations and Financial Position

Our new President and CEO, Russ Mann, joined the Company at the end of January. Since then, we have completed a comprehensive review of our market and operations, and strategies and tactics. As a result of this review, we believe there is an immediate opportunity to grow revenue more aggressively and thereby increase shareholder value. To achieve this, we have created and are executing three strategic changes in which we invest specifically for top line revenue growth, expand our market and customer focus, and prioritize fewer initiatives while focusing all resources on growing the core franchise.

We began implementing this strategy at the end of Q1 2017. Since then, we right-sized our sales force and eliminated positions related to non-core initiatives which resulted in $300,000 in separation costs. We redeployed these savings toward developing our core franchise, Onvia 8. To date we have nearly doubled our in-house engineering team and are increasing investments in sales training and marketing programs.

We expect that these changes will begin to yield positive improvements by the end of 2017 and be evident by Q1 2018. In the short to mid-term, we expect modest subscription revenue growth as the benefits of these changes begin to have impact. A large part of the incremental costs should be limited to the first half of 2017, and we project modest but limited negative impact on Adjusted EBITDA through the end of year, as we manage the variability in performance anticipated from the reduction in workforce and the corporate reorganization.

Our primary clients are businesses that focus on selling their goods and services into the public sector.

We measure our clients, excluding ecommerce transactions, using the following key metrics:

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

Total ACV increased 5% to $23.1 million in the first quarter of 2017 from $21.9 million for the same period one year ago. Growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our solutions.

As of the end of the first quarter of 2017, Onvia’s total client base decreased 3% to 2,850 clients compared to 2,950 clients at the end of the same period one year ago.

Annual Contract Value per Client (“ACVC”)

ACVC is the ACV divided by the number of clients and indicates the average value of each of our subscriptions.

Total ACVC increased 9% to $8,119 in the first quarter of 2017 compared to $7,421 in the first quarter of 2016. Growth in our overall ACVC demonstrates that an increasing portion of our total client base consists of clients who are purchasing our forward-looking intelligence solution, not just lead solutions.

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

In the twelve months ended March 31, 2017, dollar retention was 89% compared to 87% in the twelve months ended March 31, 2016. Dollar retention can fluctuate from period to period due to the mix of first year and tenured clients expiring in each period. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

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

The following table provides a reconciliation of GAAP net income/(loss) to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended
	March 31,	March 31,
	2017	2016
GAAP net income/(loss)	$(826)	$19

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(10)	(7)
Depreciation and amortization	769	500
Stock-based compensation expense	117	48

Adjusted EBITDA	$50	$560

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

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue:

	Three Months Ended March 31,
	2017	2016
Revenue	$6,095	$6,062

Revenue:
Subscription	97%	92%
Content license	2%	7%
Other	1%	1%
Total revenue	100%	100%

Subscription revenue for the three months ended March 31, 2017 grew 6%, to $5.9 million over the same period in 2016. The growth in subscription revenue is primarily a result of improved sales to new clients and retention of existing clients compared to the same period last year.

Total revenue for the three months ended March 31, 2017 was $6.1 million, flat with the same period last year. In addition to subscription revenue, total revenue includes content license and report revenue. In 2016 we were notified that our largest content license customer, representing $810,000 in annual revenue, elected not to continue with our partnership. The combination of increased subscription revenue and decrease in content license revenue lead to the flat revenue growth when compared to the same period last year.

Cost of revenue for the three months ended March 31, 2017 and March 31, 2016 was as follows (in thousands of dollars):

			Increase / (Decrease)
	2017	2016	Amount	Percent
Three months ended March 31,	$700	$764	$(64)	(8%)
Percentage of revenue	11%	13%

Our cost of revenue primarily represents payroll-related expenses associated with the research, capture and enhancement of data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease compared to the prior year same quarter is due to process efficiencies and other individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2017	2016	Amount	Percent
Current period expenses	$2,644	$2,643	$1	0%
Depreciation and amortization	369	236	133	56%
Stock based compensation	(14)	12	(26)	(217%)
Total for three months ended March 31,	$2,999	$2,891	$108	4%
Percentage of revenue	49%	48%

The increase in expenses for the comparable three month period is primarily attributable an increase of $145,000 in amortization expense primarily related to the accelerated capitalized software amortization due to reduced estimated useful lives. We also had separation costs resulting from the rightsizing of our salesforce as part of the focus on Onvia 8, offset by a decrease in commission expense.

Technology and Development

Technology and development expenses for the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2017	2016	Amount	Percent
Current period expenses	$1,496	$1,253	$243	19%
Depreciation and amortization	327	213	114	54%
Stock based compensation	8	13	(5)	(38%)
Total for three months ended March 31,	$1,831	$1,479	$352	24%
Percentage of revenue	30%	24%

The increase in expenses for the comparable three month period is primarily attributable to a $300,000 increase in product and development headcount to bring our development organization onshore and to support the development Onvia 8, along with a $125,000 increase in amortization expense primarily related to the accelerated capitalized software amortization due to reduced estimated useful lives.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands of dollars):

			Increase / (Decrease)
	2017	2016	Amount	Percent
Current period expenses	$1,205	$841	$364	43%
Depreciation and amortization	73	52	21	40%
Stock based compensation	123	23	100	435%
Total for three months ended March 31,	$1,401	$916	$485	53%
Percentage of revenue	23%	15%

The increase in expenses for the comparable three month period is primarily due to $235,000 of CEO transition related expenses, a $100,000 increase in stock based compensation and a $55,000 increase of consulting expenses related to the implementation of a new ERP system.

Interest and Other Income, Net

Net interest and other income was $10,000 for the three months ended March 31, 2017, compared to $7,000 for the same period in 2016.

Net Income/(Loss) and Net Income/(Loss) per Share

We reported a net loss of $826,000 for the three months ended March 31, 2017 compared to net income of $19,000 for the same period of 2016. On a diluted per share basis, net loss was $0.11 and net income was $0.00 for the three months ended March 31, 2017 and 2016, respectively.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise required by law, we do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

See Note 1 to the accompanying unaudited Consolidated Financial Statements for the issuance of recent accounting pronouncements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $6.5 million at March 31, 2017. At March 31, 2017, we held $4.4 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities. In 2016 we were notified that our largest content license customer representing $810,000 in annual revenue elected not to continue with our partnership. This will have a negative impact on bookings, revenue and cash flow in 2017.

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

From December 31, 2016 to March 31, 2017, cash, cash equivalents and available for sale investments decreased by $660,000.

Operating Activities

Net cash provided by operating activities was $163,000 for the three months ended March 31, 2017, compared to $1.6 million in the same period in 2016. The decrease is primarily due to the net change in operating assets and liabilities along with a greater net loss resulting from higher operating expenses.

Investing Activities

Net cash used in investing activities was $419,000 in the three months ended March 31, 2017, compared to $672,000 in the same period in 2016. The decrease of $253,000 in cash used in investing activities is attributable to a $697,000 increase in cash provided by net maturities of investments, partially offset by a $444,000 increase in additions to property and equipment.

Financing Activities

Net cash provided by financing activities was $111,000 in the three months ended March 31, 2017, compared to $0 in the same period in 2016. The increase is due to the CEO purchase of 25,000 shares of common stock as part of the CEO compensation package.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the first quarter of 2017, the Company adopted the Onvia 2017 Management Incentive Plan, attached as Exhibit 10.1 to this Report.

Item 6. Exhibits

Number	Description

4.1	Second Amended and Restated Section 382 Rights Agreement, dated March 20, 2017, by and between Onvia, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference from Exhibit 4.1 to Onvia’s Form 8-A/A filed with the SEC on March 21, 2017)

10.1*++	Onvia 2017 Management Incentive Plan

31.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Henry G. Riner, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Date: May 8, 2017

