Form 10-Q
period 2017-06-30
ONVIA INC
filed 2017-08-09
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Common stock, par value $.0001 per share: 7,300,897 shares outstanding as of August 1, 2017.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$796	$2,306
Short-term investments, available-for-sale	5,242	4,817
Accounts receivable, net of allowance for doubtful accounts of $47 and $34	1,551	1,543
Prepaid expenses and other current assets	1,018	1,035

Total current assets	8,607	9,701

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	730	844
Internal use software, net of accumulated amortization	5,754	5,480
Long-term investments, available-for-sale	93	-
Other long-term assets	238	263

Total long term assets	6,815	6,587

TOTAL ASSETS	$15,422	$16,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$833	$851
Accrued expenses	1,379	1,534
Unearned revenue, current portion	9,937	9,500
Other current liabilities	146	134
		-
Total current liabilities	12,295	12,019

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	33	41
Deferred rent, net of current portion	464	529
Other long-term liabilities	2	16

Total long term liabilities	499	586

TOTAL LIABILITIES	12,794	12,605

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,890,197 and 8,730,152 shares issued; and 7,297,893 and 7,137,848 shares outstanding	1	1
Treasury stock, at cost: 1,592,304 and 1,592,304 shares	(5,446)	(5,446)
Additional paid in capital	354,968	354,448
Accumulated other comprehensive income/( loss)	(1)	-
Accumulated deficit	(346,894)	(345,320)

Total stockholders’ equity	2,628	3,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,422	$16,288

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,941	$5,621	$11,851	$11,215
Content license	105	318	209	722
Management information reports	53	37	82	53
Other	39	44	91	92

Total revenue	6,138	6,020	12,233	12,082

Cost of revenue (exclusive of depreciation and amortization included below)	695	742	1,395	1,506

Gross margin	5,443	5,278	10,838	10,576

Operating expenses:
Sales and marketing	2,774	2,960	5,773	5,851
Technology and development	1,922	1,425	3,753	2,904
General and administrative	1,506	1,026	2,907	1,942

Total operating expenses	6,202	5,411	12,433	10,697

Loss from operations	(759)	(133)	(1,595)	(121)

Interest and other income, net	11	8	21	15

Net loss	$(748)	$(125)	$(1,574)	$(106)

Unrealized gain/(loss) on available-for-sale securities	(1)	-	(1)	3

Comprehensive loss	$(749)	$(125)	$(1,575)	$(103)

Basic net loss per common share	$(0.10)	$(0.02)	$(0.22)	$(0.01)

Diluted net loss per common share	$(0.10)	$(0.02)	$(0.22)	$(0.01)

Basic weighted average shares outstanding	7,254	7,129	7,220	7,127

Diluted weighted average shares outstanding	7,254	7,129	7,220	7,127

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,574)	$(106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,532	1,017
Stock-based compensation	328	104
Change in operating assets and liabilities:
Accounts receivable	(8)	24
Prepaid expenses and other assets	42	161
Accounts payable	27	138
Accrued expenses	(154)	(81)
Unearned revenue	430	776
Deferred rent	(55)	27

Net cash provided by operating activities	568	2,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(150)	(84)
Additions to internal use software	(1,601)	(875)
Purchases of investments	(4,029)	(2,851)
Sales of investments	499	-
Maturities of investments	3,011	3,071

Net cash used in investing activities	(2,270)	(739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	111	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	81	17

Net cash provided by financing activities	192	17

Net increase/(decrease) in cash and cash equivalents	(1,510)	1,338

Cash and cash equivalents, beginning of period	2,306	1,483

Cash and cash equivalents, end of period	$796	$2,821

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	(16)	(3)
Internal use software additions in accounts payable	(191)	(190)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2014-09 (“ASU 2014-09”) for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flow. This guidance will be effective for Onvia in the first quarter of 2018 and early adoption was permitted beginning in the first quarter of 2017. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our contracts will generally be recognized ratably over time, which is consistent with the revenue recognition method we currently use for the majority of our contracts.  Based on our evaluation of ASU 2014-09, Onvia currently does not expect it to have a material impact on our financial statements upon adoption for our current product offerings and anticipates adopting the full retrospective approach.

In February 2016, the FASB issued authoritative guidance which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. This guidance will be effective for Onvia in the first quarter of 2019. This guidance shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of the guidance is permitted. The Company has determined the office lease for the corporate headquarters is the only material lease affected by this guidance. The office space lease is currently classified as an operating lease and will continue to be classified as an operating lease under the new standard, and as such, Onvia will recognize a right-of-use asset and lease liability upon adoption of the new guidance.

2.	Stock-Based Compensation

The impact to Onvia’s interim unaudited Condensed Consolidated Statements of Operations for recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and marketing	$13	$20	$(1)	$32
Technology and development	13	13	21	26
General and administrative	185	23	308	46

Total stock-based compensation	$211	$56	$328	$104

The employment agreement with the current CEO and President includes nonqualified stock options to purchase 125,000 shares of the Company’s common stock, vesting based on performance criteria as set forth in the Employment Agreement. As of June 30, 2017, the performance criteria had yet to be established. Onvia expects to set the performance-based criteria and begin the associated stock-based compensation in the third quarter of 2017. The fair market value of the nonqualified stock options is approximately $150,000 as of June 30, 2017.

3.	Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(748)	$(125)	$(1,574)	$(106)

Shares used to compute basic net loss per share	7,254	7,129	7,220	7,127
Dilutive potential common shares:
Stock options	-	-	-	-
Shares used to compute diluted net income/(loss) per share	7,254	7,129	7,220	7,127
Basic net loss per share	$(0.10)	$(0.02)	$(0.22)	$(0.01)

Diluted net loss per share	$(0.10)	$(0.02)	$(0.22)	$(0.01)

For the three and six months ended June 30, 2017, the weighted average effect of stock options to purchase approximately 1,014,166 and 1,000,182 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

For the three and six months ended June 30, 2016, the weighted average effect of stock options to purchase approximately 877,000 and 854,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
U.S. Government backed securities	$579	$-	$(1)	$578
Certificates of Deposit (1)	4,664	-	-	4,664
Total Short-Term Investments	5,243	-	(1)	5,242
Long-Term Investments
Certificates of Deposit (1)	$93	$-	$-	$93
Total Long-Term Investments	93	-	-	93
Total Investments	$5,336	$-	$(1)	$5,335

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$110	$-	$-	$110
Certificates of Deposit (1)	4,707	-	-	4,707
Total Investments	$4,817	$-	$-	$4,817

(1) The Company evaluated certificates of deposits held as of June 30, 2017 and December 31, 2016 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, investments classified as available-for-sale at June 30, 2017 and at December 31, 2016, stated at fair value (in thousands):

	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$578	$-	$578
Certificates of Deposit	-	4,757	-	4,757
Total Investments	$-	$5,335	$-	$5,335

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$110	$-	$110
Certificates of Deposit	-	4,707	-	4,707
Total Investments	$-	$4,817	$-	$4,817

There were no transfers in or out of Level 2 investments during the first six months of 2017 and fourth quarter of 2016, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid software licenses and maintenance	$479	$630
Prepaid insurance	207	133
Other prepaid expenses	131	107
Other receivables	114	78
Prepaid rent	76	76
Interest receivable	11	11
Total prepaid expenses and other current assets	$1,018	$1,035

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment	$3,856	$3,822
Software	1,810	1,805
Furniture and fixtures	119	119
Leasehold improvements	815	815

Total cost basis	6,600	6,561

Less accumulated depreciation	(5,870)	(5,717)

Net book value	$730	$844

Depreciation expense was $115,000 and $230,000 for the three and six months ended June 30, 2017, respectively, compared to $134,000 and $276,000, respectively, for the same periods of 2016. Depreciation expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the six months ended June 30, 2017 and December 31, 2016.

During 2016 the Company determined that ongoing product development would replace the functionality of certain internal use software costs and evaluated the then current estimates of remaining useful lives of the affected internal use software. The Company determined that unamortized internal software costs of approximately $962,000 are subject to a reduced estimated remaining useful life. During the second quarter of 2017, we accelerated $150,000 in amortization expense related to the reduced useful lives of the impacted assets. In the third quarter in 2017, we expect our results will include the remaining $150,000 in accelerated amortization related to this change in accounting estimate.

The following table presents a roll-forward of capitalized internal use software for the six months ended June 30, 2017 (in thousands):

	Balance at December 31, 2016	Additions	Balance at June 30, 2017
Capitalized internal use software	$21,213	$1,576	$22,789
Accumulated amortization	(15,733)	(1,302)	(17,035)
Internal use software, net	$5,480	$274	$5,754

Amortization expense was $648,000 and $1.3 million for the three and six months ended June 30, 2017, respectively, compared to $382,000 and $741,000, respectively, for the same periods of 2016. Amortization expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Payroll and related liabilities	$1,316	$1,430
Taxes payable and other	63	104
Total accrued expenses	$1,379	$1,534

Other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred rent, current portion	$118	$107
Obligations under capital leases, current portion	28	27
Total other current liabilities	$146	$134

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires in April 2021. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $197,000 and $193,000 for the three months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2017	$437	$9	$446
2018	896	20	916
2019	918	10	928
2020	940	-	940
2021	320	-	320
Total	$3,511	$39	$3,550

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements and third-party content agreements. The agreements expire in dates ranging from June 2018 through 2019. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2017	$237
2018	364
Total	$601

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

Under the terms of the Transition Agreement, Mr. Riner continued to serve as the Company’s President and Chief Executive Officer on a full-time basis through the Transition Date and (i) received his full annual base salary through June 30, 2017; (ii) participated in the Company’s employee benefit plans through the Transition Date; (iii) will continue to be eligible to exercise any vested options on a cashless basis until September 30, 2017; and (iv) participated in the Company’s 2016 management incentive plan pursuant to which Mr. Riner was eligible to earn up to 50% of base salary if Company’s 2016 corporate bookings and EBITDA objectives had been achieved. Additionally, Mr. Riner received compensation for any unused paid time off up to a maximum of 150 hours. Mr. Riner will make himself available as a consultant to the Company’s Board of Directors and the Company executive team as requested from time to time by the Board of Directors or the Company’s new CEO for a period of 12 months after the Transition Date.

In exchange for Mr. Riner’s entry into the Transition Agreement, his covenants and promises described therein, and his entry into an additional Release of Claims Agreement on his last of date of employment with the Company, the Company paid Mr. Riner a lump sum cash payment of $362,000 on July 8, 2017.

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

As of June 30, 2017 and December 31, 2016, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of June 30, 2017 and December 31, 2016, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $77.5 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2021.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2035.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease in the amount of $150,000.  The letter of credit will be returned at lease termination in April 2021, or earlier, subject to certain office lease conditions. As of June 30, 2017, the stand by letter of credit is secured by a security deposit of $150,000 and included within other long-term assets on the unaudited Condensed Consolidated Balance Sheets.

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

Onvia is a leading sales intelligence and acceleration company at the core of B2G marketplace. Over the last 17 years Onvia has developed domain expertise and advanced technologies to curate data on millions of exchanged contracts, agencies and decision makers, vendors and channels, projects and investment plans, awards records and market trends. The Onvia core platform, Onvia 8, applies advanced data science and search technologies to transform unstructured government contracting data into meaningful commerce intelligence for buyers and sellers. Businesses leverage our platform to increase their sales pipeline, pursue opportunities and make strategic decisions. Government agencies employ the DemandStar and Exchange portions of the platform to improve process transparency and efficiency, identify potential suppliers, and to meet their fiduciary responsibilities to their constituents.

Onvia was incorporated in January 2000 in the state of Delaware. Our principal corporate office is located in Seattle, Washington. Our securities trade on The NASDAQ Capital Market under the symbol “ONVI”.

The Onvia platform provides the most comprehensive coverage of agencies and their procurement activity, with a goal of covering 95% of published dollar spending. The platform leverages Onvia’s robust database of proprietary public sector procurement information which includes comprehensive historical and real-time information on procurement activities unavailable elsewhere in the marketplace. We provide access to over 5.0 million procurement-related records connected to over 400,000 companies from across approximately 82,000 procurement entities nationwide. These records are standardized, formatted and classified within our database each day. We harvest data on a daily basis from thousands of agencies and sources, processing millions of records every year. This enables us to typically publish 90% of all collected government solicitations within 24 hours of issuance. Opportunities are curated using state-of-the-art algorithms and machine tagging, which makes our contracting data extremely actionable and industry-relevant. Onvia helps businesses discover more, relevant opportunities to help fill their sales pipelines and receive earlier notice of potential contracts. Agencies can use this data to make their procurement processes more efficient.

Onvia’s curation process makes analyzing millions of records easy. Today, other data providers typically use existing agency codes and keyword searches to identify relevant content. Agency contracts usually include many different deliverables, and using a single code or keyword may be inaccurate, return irrelevant results or miss critical projects. Onvia has developed a proprietary vocabulary or “ontology” to simplify the search process and improve the identification of projects. This ontology summarizes tens of thousands of synonyms and terms used by governments into a few thousand key industry terms. Onvia’s curation process uses natural language processing to determine the essence of a project and consistently categorizes the opportunity using this taxonomy. Searching Onvia’s database using our ontology returns targeted results. Our ontology continues to improve every day. We review thousands of projects a day and use machine learning to identify and add new terms and language to our ontology, which further improves the accuracy and relevance of search results. Users of the Onvia platform can focus on value added activities such as pipeline creation and pursuit strategies, instead of sifting through hundreds of irrelevant records every day.

We have a diverse client base from large Fortune 500 companies to small businesses that have been Onvia clients for many years. Onvia’s strategic target client has a long-term strategic interest in the public sector with a primary focus on the B2G market. As companies expand geographically, their market becomes less transparent and they have a greater need for B2G information. Our target prospects do business on a regional or national level.

Most of Onvia’s revenues are generated from sales to companies that leverage our information for their own internal use, and to businesses that license our content for redistribution.

Executive Summary of Operations and Financial Position

We have two core initiatives for the balance of 2017. First, we are focused on the development and launch of Onvia 8, our new flagship platform. Onvia 8 is mobile friendly, improves the user interface of the platform, and adds critical workflows, such as project sharing, designed to help clients accelerate their public sector sales process. To accelerate the development of Onvia 8, we redeployed resources to move our product development team to Seattle from India. As of June 30, 2017, the hiring of our in-house development team was complete. As part of our Onvia 8 launch, Onvia will be holding workshops across the country this summer and fall.

Our second initiative is to improve the productivity of our sales and marketing organization. We reduced the size of our sales force and redeployed resources to support marketing programs, such as increased inbound demand generation support of the upcoming Onvia 8 launch. In addition, we recently hired Terri DePaoli as our new VP of Acquisition Sales, who has both SaaS and data sales leadership experience from her prior roles with Concur and Payscale. Although we experienced some variability in results during the quarter as a result of the changes to our sales team, early measurements indicate that the productivity of our reorganized sales force has begun to improve.

We expect to see continued variability in results through the third quarter of 2017, but these initiatives should begin to yield positive improvements by the end of 2017 and be evident in the financial results by Q1 2018.

We measure our clients, excluding the self-serve ecommerce leads solution transactions, using the following key metrics:

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

Total ACV increased 5% to $23.1 million in the second quarter of 2017 from $22.1 million for the same period one year ago. Growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our solutions.

At of the end of the second quarter of 2017, our total client base decreased 3% to 2,825 clients compared to 2,910 clients as of the end of the same period one year ago.

Annual Contract Value per Client (“ACVC”)

ACVC is the ACV divided by the number of clients and indicates the average annual value of each of our subscriptions.

Total ACVC increased 8% to $8,164 in the second quarter of 2017 compared to $7,590 in the same period one year ago. Growth in our overall ACVC demonstrates that an increasing portion of our total client base consists of clients who are purchasing our forward-looking intelligence and acceleration solution, not just lead solutions.

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

In the twelve months ended June 30, 2017, dollar retention was 89% compared to 86% in the twelve months ended June 30, 2016. Dollar retention can fluctuate from period to period due to the client mix (first year and tenured clients) expiring in each period, list price achievement and contract expansions in the corresponding periods. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

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

The following table provides a reconciliation of GAAP Net Loss to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
GAAP net income/(loss)	$(748)	$(125)	$(1,574)	$(106)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(11)	(8)	(21)	(15)
Depreciation and amortization	763	516	1,532	1,017
Amortization of stock-based compensation	211	56	328	104

Adjusted EBITDA	$215	$439	$265	$1,000

Seasonality

Our client acquisition business is subject to some seasonal fluctuations. The second and third quarters are generally slower than the first and fourth quarters for client acquisition and overall cash flow. Infrastructure is our single largest market and these prospects are typically engaged on projects during the spring and summer months, rather than prospecting for new work, which causes new client acquisition to decline compared to the first and fourth quarters in the year. For this reason, comparisons of the performance of our business quarter to consecutive quarter may not provide the most relevant information, and so in addition to sequential quarter comparisons, our quarterly results and metrics should be considered on the basis of results for the whole year or by comparing results in a quarter with the results in the same quarter of the previous year.

Results of Operations for the Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$6,138	$6,020	$12,233	$12,082

Revenue:
Subscription	96%	93%	96%	93%
Content license	2%	5%	2%	6%
Management information reports	1%	1%	1%	0%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Subscription revenue for the three and six months ended June 30, 2017 grew 6% in both periods to $5.9 million and $11.9 million, respectively, over the same periods in 2016. The growth in subscription revenue is primarily a result of improved sales to new clients and retention of existing clients compared to the same period last year.

Total revenue for the three and six months ended June 30, 2017 was $6.1 million and $12.2 million, up by 2% and 1%, respectively, compared to the same periods last year. In addition to subscription revenue, total revenue includes content license and report revenue. In 2016, we were notified that our largest content license customer, representing $810,000 in annual revenue, elected not to continue with our partnership. The combination of increased subscription revenue and decrease in content license revenue resulted in the slight revenue growth when compared to the same period last year.

Cost of revenue for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Total	$695	$742	$(47)	(6%)	$1,395	$1,506	$(111)	(7%)
Percentage of revenue	11%	12%			11%	12%

Our cost of revenue primarily represents payroll-related expenses associated with the research, capture and enhancement of data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease compared to the same prior year periods is due to process efficiencies and other individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Current period expenses	$2,413	$2,692	$(279)	(10%)	$5,057	$5,336	$(279)	(5%)
Depreciation and amortization	348	248	100	40%	717	483	234	48%
Stock based compensation	13	20	(7)	(35%)	(1)	32	(33)	(103%)
Total	$2,774	$2,960	$(186)	(6%)	$5,773	$5,851	$(78)	(1%)
Percentage of Revenue	45%	49%			47%	48%

The decrease in expenses for the comparable three and six month periods is primarily attributable to salary savings as a result of our sales force reorganization. These reductions were partially offset by an increase in amortization expense primarily related to the portion of accelerated capitalized software amortization allocated to sales and marketing.

Technology and Development

Technology and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Current period expenses	$1,566	$1,195	$371	31%	$3,062	$2,448	$614	25%
Depreciation and amortization	343	217	$126	58%	670	430	240	56%
Stock based compensation	13	13	-	0%	21	26	(5)	(19%)
Total	$1,922	$1,425	$497	35%	$3,753	$2,904	$849	29%
Percentage of Revenue	31%	24%			31%	24%

The increase in expenses for the comparable three and six month periods is primarily attributable to an increase in product and development headcount to bring our development organization onshore to support the development of Onvia 8. In addition, there was an increase in amortization expense primarily related to the accelerated capitalized software amortization allocated to technology and development.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands of dollars):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Current period expenses	$1,249	$952	$297	31%	$2,454	$1,793	$661	37%
Depreciation and amortization	72	51	21	41%	145	103	42	41%
Stock based compensation	185	23	162	704%	308	46	262	570%
Total	$1,506	$1,026	$480	47%	$2,907	$1,942	$965	50%
Percentage of Revenue	25%	17%			24%	16%

The increase in expenses for the comparable three and six month periods is primarily related to an increase in CEO transition related expenses of $80,000 and $308,000, respectively, compared to the same periods in 2016. Also, performance based management incentives of $51,000 and $103,000 were estimated and accrued, and approximately $60,000 and $95,000 related to the implementation of a new ERP was incurred in in the three and six month ended June 30, 2017, respectively. Neither of these expenses occurred in 2016. Additional expenses related to Onvia’s incoming CEO, such as stock based compensation, were $103,000 and $262,000 for the respective three and six month periods in 2017.

Interest and Other Income, Net

Net interest and other income was $11,000 and $21,000 for the three and six month periods ended June 30, 2017, compared to $8,000 and $15,000 for the same periods one year ago.

Net Income/(Loss) and Net Income/(Loss) per Share

We reported net losses of $748,000 and $1.6 million for the three and six month periods ended June 30, 2017, compared to net losses of $125,000 and of $106,000 for the same periods one year ago. On a diluted per share basis, net losses were $0.10 and $0.22 for the three and six month periods ended June 30, 2017, compared to net losses of $0.02 and $0.01 for the comparable periods ended June 30, 2016, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $6.1 million at June 30, 2017. At June 30, 2017, we held $5.3 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities. In 2016 we were notified that our largest content license customer representing $810,000 in annual revenue elected not to continue with our partnership. This will have a negative impact on bookings, revenue and cash flow in 2017.

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

From December 31, 2016 to June 30, 2017, cash, cash equivalents and available for sale investments decreased by approximately $1 million primarily as a result of the costs associated with our CEO transition, company reorganization, and variability in results due to the changes in our sales force.

Operating Activities

Net cash provided by operating activities was $568,000 for the six months ended June 30, 2017 compared to $2.1 million for the same period in 2016. The decrease is primarily due to increased cash outflows resulting from the costs associated with our CEO transition, company reorganization, and recruiting costs to bring our development organization onshore to support the development of Onvia 8.

Investing Activities

Net cash used in investing activities was $2.3 million in the six months ended June 30, 2017, compared to $739,000 in the same period in 2016. The increase of $1.5 million in cash used in investing activities is primarily attributable to a $1.2 million increase in purchases of investments and a $700,000 increase in additions to internal use software, partially offset by an increase of $500,000 in the sale of investments.

Financing Activities

Net cash provided by financing activities was $192,000 for the six months ended June 30, 2017, compared to $17,000 for the same period in the prior year. The increase is due to the CEO purchase of 25,000 shares of common stock as part of the CEO compensation package in the amount of $111,000 along with an increase of $64,000 in proceeds from stock options exercises and purchases under employee stock purchase plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2017.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2017.

We made no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

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

Date: August 9, 2017

