Form 10-Q
period 2017-09-30
ONVIA INC
filed 2017-11-14
CIK 1100917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes    [X] No

Common stock, par value $.0001 per share: 7,330,393 shares outstanding as of November 1, 2017.

ONVIA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Onvia, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$782	$2,306
Short-term investments, available-for-sale	4,164	4,817
Accounts receivable, net of allowance for doubtful accounts of $52 and $34	2,011	1,543
Prepaid expenses and other current assets	750	1,035

Total current assets	7,707	9,701

LONG TERM ASSETS:
Property and equipment, net of accumulated depreciation	625	844
Internal use software, net of accumulated amortization	5,737	5,480
Long-term investments, available-for-sale	93	-
Other long-term assets	222	263

Total long term assets	6,677	6,587

TOTAL ASSETS	$14,384	$16,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,227	$851
Accrued expenses	1,047	1,534
Unearned revenue, current portion	9,119	9,500
Other current liabilities	147	134
		-
Total current liabilities	11,540	12,019

LONG TERM LIABILITIES:
Unearned revenue, net of current portion	40	41
Deferred rent, net of current portion	431	529
Other long-term liabilities	-	16

Total long term liabilities	471	586

TOTAL LIABILITIES	12,011	12,605

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:

Preferred stock; $.0001 par value: 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $.0001 par value: 11,000,000 shares authorized; 8,915,197 and 8,730,152 shares issued; and 7,322,893 and 7,137,848 shares outstanding	1	1
Treasury stock, at cost: 1,592,304 and 1,592,304 shares	(5,446)	(5,446)
Additional paid in capital	355,196	354,448
Accumulated other comprehensive income/( loss)	-	-
Accumulated deficit	(347,378)	(345,320)

Total stockholders’ equity	2,373	3,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,384	$16,288

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)		(In thousands, except per share data)

Revenue
Subscription	$5,947	$5,762	$17,798	$16,977
Content license	111	328	320	1,050
Management information reports	57	43	139	96
Other	41	40	132	132

Total revenue	6,156	6,173	18,389	18,255

Cost of revenue (exclusive of depreciation and amortization included below)	631	689	2,026	2,195

Gross margin	5,525	5,484	16,363	16,060

Operating expenses:
Sales and marketing	2,936	3,207	8,709	9,058
Technology and development	1,731	1,732	5,484	4,636
General and administrative	1,368	1,050	4,275	2,992

Total operating expenses	6,035	5,989	18,468	16,686

Loss from operations	(510)	(505)	(2,105)	(626)

Interest and other income, net	26	13	47	28

Net loss	$(484)	$(492)	$(2,058)	$(598)

Unrealized gain/(loss) on available-for-sale securities	(1)	1	-	4

Comprehensive loss	$(485)	$(491)	$(2,058)	$(594)

Basic net loss per common share	$(0.07)	$(0.07)	$(0.28)	$(0.08)

Diluted net loss per common share	$(0.07)	$(0.07)	$(0.28)	$(0.08)

Basic weighted average shares outstanding	7,314	7,131	7,253	7,129

Diluted weighted average shares outstanding	7,314	7,131	7,253	7,129

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,058)	$(598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,341	1,754
Stock-based compensation	480	153
Loss on sale of property and equipment	-	(4)
Change in operating assets and liabilities:
Accounts receivable	(468)	5
Prepaid expenses and other assets	324	420
Accounts payable	449	128
Accrued expenses	(486)	269
Unearned revenue	(380)	377
Deferred rent	(82)	6

Net cash provided by operating activities	120	2,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(180)	(138)
Additions to internal use software	(2,292)	(1,510)
Purchases of investments	(4,156)	(5,756)
Sales of investments	1,550	252
Maturities of investments	3,167	5,217
Proceeds from sale of equipment	-	4

Net cash used in investing activities	(1,911)	(1,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	111	-
Proceeds from exercise of stock options and purchases under employee stock purchase plan	156	20

Net cash provided by financing activities	267	20

Net increase/(decrease) in cash and cash equivalents	(1,524)	599

Cash and cash equivalents, beginning of period	2,306	1,483

Cash and cash equivalents, end of period	$782	$2,082

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions in accounts payable	$-	$(114)
Internal use software additions in accounts payable	$(179)	$(251)

See accompanying notes to the unaudited condensed consolidated financial statements.

Onvia, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Accounting Policies

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2014-09 (“ASU 2014-09”) for revenue from contracts with customers, which provides a single comprehensive revenue recognition model to apply in determining how and when to recognize revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When applying the new revenue model to contracts with customers the guidance requires five steps to be applied, which include: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires both quantitative and qualitative disclosures, which are more comprehensive than existing revenue standards. The disclosures are intended to enable financial statement users to understand the nature, timing, and uncertainty of revenue and the related cash flow. This guidance will be effective for Onvia in the first quarter of 2018 and early adoption was permitted beginning in the first quarter of 2017. Under ASU 2014-09, revenue is recognized as control transfers to the customer. As such, revenue for our contracts will generally be recognized ratably over time, which is consistent with the revenue recognition method we currently use for the majority of our contracts.  Based on our evaluation of ASU 2014-09, Onvia currently does not expect it to have a material impact on our financial statements upon adoption for our current product offerings and anticipates adopting the full retrospective approach.

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

The impact to Onvia’s interim unaudited Condensed Consolidated Statements of Operations for recording stock-based compensation was as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and marketing	$17	$20	$16	$52
Technology and development	19	9	40	35
General and administrative	116	21	424	66

Total stock-based compensation	$152	$50	$480	$153

The employment agreement with the current CEO and President includes nonqualified stock options to purchase 125,000 shares of the Company’s common stock, vesting based on performance criteria as set forth in the Employment Agreement. As of September 30, 2017, the performance criteria had yet to be established. The expected future expense associated with the nonqualified stock options was approximately $150,000 as of September 30, 2017.

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(484)	$(492)	$(2,058)	$(598)

Shares used to compute basic net loss per share	7,314	7,131	7,253	7,129
Dilutive potential common shares:
Stock options	-	-	-	-
Shares used to compute diluted net income/(loss) per share	7,314	7,131	7,253	7,129
Basic net loss per share	$(0.07)	$(0.07)	$(0.28)	$(0.08)

Diluted net loss per share	$(0.07)	$(0.07)	$(0.28)	$(0.08)

For the three and nine months ended September 30, 2017, the weighted average effect of stock options to purchase approximately 903,000 and 967,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

For the three and nine months ended September 30, 2016, the weighted average effect of stock options to purchase approximately 885,000 and 864,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.

4.	Investments

Onvia classifies investments in debt securities as available-for-sale, stated at fair value as summarized in the following table (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-Term Investments
U.S. Government backed securities	$579	$-	$-	$579
Certificates of Deposit (1)	3,585	-	-	3,585
Total Short-Term Investments	4,164	-	-	4,164
Long-Term Investments
Certificates of Deposit (1)	$93	$-	$-	$93
Total Long-Term Investments	93	-	-	93
Total Investments	$4,257	$-	$-	$4,257

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government backed securities	$110	$-	$-	$110
Certificates of Deposit (1)	4,707	-	-	4,707
Total Investments	$4,817	$-	$-	$4,817

(1) The Company evaluated certificates of deposits held as of September 30, 2017 and December 31, 2016 and concluded that they meet the definition of securities as available for sale.

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

The following table summarizes, by major security type, investments classified as available-for-sale at September 30, 2017 and at December 31, 2016, stated at fair value (in thousands):

	Fair Value Measurements as of September 30, 2017
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$579	$-	$579
Certificates of Deposit	-	3,678	-	3,678
Total Investments	$-	$4,257	$-	$4,257

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total

U.S. Government backed securities	$-	$110	$-	$110
Certificates of Deposit	-	4,707	-	4,707
Total Investments	$-	$4,817	$-	$4,817

There were no transfers in or out of Level 2 investments during the first nine months of 2017 and fourth quarter of 2016, and there was no activity in Level 1 or Level 3 fair value measurements during those periods.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid software licenses and maintenance	$349	$630
Prepaid insurance	167	133
Other prepaid expenses	122	107
Other receivables	98	78
Prepaid rent	-	76
Interest receivable	14	11
Total prepaid expenses and other current assets	$750	$1,035

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment	$3,862	$3,822
Software	1,811	1,805
Furniture and fixtures	119	119
Leasehold improvements	815	815

Total cost basis	6,607	6,561

Less accumulated depreciation	(5,982)	(5,717)

Net book value	$625	$844

Depreciation expense was $112,000 and $342,000 for the three and nine months ended September 30, 2017, respectively, compared to $122,000 and $398,000, respectively, for the same periods of 2016. Depreciation expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

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

Onvia periodically evaluates the remaining useful lives and carrying values of internal use software. If management determines that all or a portion of the asset will no longer be used, or the estimated remaining useful life differs from existing estimates, an abandonment will be recorded to reduce the carrying value or adjust the remaining useful life to reflect revised estimates. In addition, if the carrying value of the software exceeds the estimated future cash flows, an impairment will be recorded to reduce the carrying value to the expected realizable value. No impairment has been recorded during the nine months ended September 30, 2017 and December 31, 2016.

During 2016 the Company determined that ongoing product development would replace the functionality of certain internal use software costs and evaluated the then current estimates of remaining useful lives of the affected internal use software. The Company determined that unamortized internal software costs of approximately $962,000 are subject to a reduced estimated remaining useful life. During the three and nine months ended September 30, 2017, we accelerated the remaining $150,000 and $516,000, respectively, in amortization expense related to the reduced useful lives of the impacted assets.

The following table presents a roll-forward of capitalized internal use software for the nine months ended September 30, 2017 (in thousands):

	Balance at December 31, 2016	Additions	Balance at September 30, 2017
Capitalized internal use software	$21,213	$2,256	$23,469
Accumulated amortization	(15,733)	(1,999)	(17,732)
Internal use software, net	$5,480	$257	$5,737

Amortization expense was $697,000 and $2.0 million for the three and nine months ended September 30, 2017, respectively, compared to $616,000 and $1.4 million respectively, for the same periods of 2016. Amortization expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and related liabilities	$965	$1,430
Taxes payable and other	82	104
Total accrued expenses	$1,047	$1,534

Other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred rent, current portion	$124	$107
Obligations under capital leases, current portion	23	27
Total other current liabilities	$147	$134

9.	Commitments and Contingencies

Operating Leases

Onvia has a lease agreement for its corporate offices located in Seattle, Washington that expires in April 2021. Onvia also has a non-cancellable operating lease for office equipment, which expires in June 2019.

The office lease contains rent escalation clauses and rent holidays. Rent expense is recorded on a straight-line basis over the lease term with the difference between the rent paid and the straight-line rent expense recorded as a deferred rent liability. Total rent expense associated with real estate operating leases was $197,000 and $590,000 for the three and nine months ended September 30, 2017, respectively, compared to $193,000 and $578,000 for the same periods in 2016. Rent expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2017, remaining future minimum lease payments required on non-cancellable operating leases are as follows for the years ending December 31 (in thousands):

	Real Estate Operating Leases	Office Equipment Operating Lease	Total Operating Leases

2017	$218	$4	$222
2018	896	20	916
2019	918	10	928
2020	940	-	940
2021	320	-	320
Total	$3,292	$34	$3,326

Purchase Obligations

Onvia has non-cancellable purchase obligations for software development and license agreements, co-location hosting arrangements, telecom agreements, marketing agreements, and third-party content agreements. The agreements expire in dates ranging from March 2018 through 2019. Future required payments under these non-cancellable agreements are as follows for the years ending December 31 (in thousands):

Purchase Obligations

2017	$165
2018	469
2019	26
Total	$660

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

Under the terms of the Transition Agreement, Mr. Riner continued to serve as the Company’s President and Chief Executive Officer on a full-time basis through the Transition Date and (i) received his full annual base salary through June 30, 2017; (ii) participated in the Company’s employee benefit plans through the Transition Date; (iii) was eligible to exercise any vested options on a cashless basis until September 30, 2017; and (iv) participated in the Company’s 2016 management incentive plan pursuant to which Mr. Riner was eligible to earn up to 50% of base salary if Company’s 2016 corporate bookings and EBITDA objectives had been achieved. Additionally, Mr. Riner received compensation for any unused paid time off up to a maximum of 150 hours. Mr. Riner has made and will continue to make himself available as a consultant to the Company’s Board of Directors and the Company executive team as requested from time to time by the Board of Directors or the Company’s new CEO for a period of 12 months after the Transition Date.

In exchange for Mr. Riner’s entry into the Transition Agreement, his covenants and promises described therein, and his entry into an additional Release of Claims Agreement on his last of date of employment with the Company, the Company paid Mr. Riner a lump sum cash payment of $362,000 on July 8, 2017.

Costs related to the Transition Agreement were accrued over the requisite service period and the expense is included in operating expenses in the interim unaudited Condensed Consolidated Statements of Operations.

Legal Proceedings

Transaction Litigation

On October 25, 2017, Chanie Dembitzer, a purported stockholder, filed a putative class action lawsuit challenging aspects of the Transactions (as defined in Note 12) in King County Superior Court in the State of Washington. The complaint is captioned Chanie Dembitzer v. Onvia, Inc., et al., Case No. 17-2-27799-1 SEA. The complaint names as defendants the Company, members of the Board of Directors of the Company (the “Board”), Deltek, Inc., a Delaware corporation (“Deltek”), Project Diamond Intermediate Holdings Corp., a Delaware corporation (“Parent”), and Project Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”). The complaint alleges, among other things, that the Board violated fiduciary duties of care, loyalty, and good faith and that Deltek, Parent, and Purchaser aided and abetted the Board’s breaches of fiduciary duties. As relief, the complaint seeks, among other things, an injunction preventing the consummation of the Transactions, rescission of the Transactions or rescissory damages should the Transactions be consummated, and an award of attorneys’ and experts’ fees. The defendants believe that the allegations in the suit are without merit.

On October 27, 2017, Louis Scarantino, a purported stockholder, filed a putative class action lawsuit challenging aspects of the Transactions in the United States District Court for the Western District of Washington in Seattle. The complaint is captioned Louis Scarantino v. Onvia, Inc., et al., Case No. 2:17-1601. The complaint names as defendants the Company, members of the Board, Parent, Purchaser, and Deltek. The complaint alleges, among other things, that the defendants violated provisions of the Securities Exchange Act of 1934 by making untrue statements of material facts in the Schedule 14D-9 or failing to provide in the Schedule 14D-9 all material information needed by stockholders to make an informed decision whether to tender their Shares. As relief, the complaint seeks, among other things, an injunction preventing the consummation of the Transactions, rescission of the Transactions or rescissory damages should the Transactions be consummated, and an award of attorneys’ and experts’ fees. The defendants believe that the allegations in the suit are without merit.

Although the defendants believe that the allegations in the putative class action lawsuits described above are without merit and deny that any additional disclosure was or is required under any applicable rule, statute, regulation or law, in order to moot the plaintiffs’ unmeritorious claims and alleviate the costs, risks and uncertainties inherent in such litigation, the Company voluntarily supplemented the Schedule 14D-9 with additional disclosures.

Other Proceedings

From time to time, legal proceedings may arise in the ordinary course of business. Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any other legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position.

10.	Income Taxes

As of September 30, 2017 and December 31, 2016, Onvia has recorded a valuation allowance against its net deferred tax assets because the Company has determined it is not more likely than not that the asset will be realized. Onvia will continue to evaluate the likelihood that these tax benefits may be realized, and may reverse all or a portion of its valuation allowance in the future if it is determined that realization of these benefits is more likely than not.

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

As of September 30, 2017 and December 31, 2016, Onvia’s Federal NOL carryforwards for income tax purposes were approximately $77.5 million.  The Federal NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. If not utilized, the Federal NOL carryforwards will begin to expire in 2021.  The latest date available for a portion of the Federal NOL carryforwards to be utilized to offset future income is 2035.

11.	Security Deposits

Pursuant to Onvia’s lease for its current corporate office space, Onvia has established a stand by letter of credit as security to the lease in the amount of $150,000.  The letter of credit will be returned at lease termination in April 2021, or earlier, subject to certain office lease conditions. As of September 30, 2017, the stand by letter of credit is secured by a security deposit of $150,000 and included within other long-term assets on the unaudited Condensed Consolidated Balance Sheet.

12.	Subsequent Events

Merger Agreement

On October 4, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parent and Purchaser, providing for the acquisition of the Company by Parent in an all-cash transaction, consisting of a tender offer (the “Offer”), followed by a back-end merger of Purchaser with and into the Company (the “Merger” and, together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent is the sole stockholder of Deltek, which has guaranteed all of Parent’s and Purchaser’s obligations under the Merger Agreement.

On October 19, 2017, and pursuant to the terms of the Merger Agreement, Purchaser commenced the Offer for all of the Company’s outstanding shares of common stock at a purchase price of $9.00 per share net to the seller in cash (the “Offer Price”), without interest and subject to any withholding taxes. The consummation of the Offer is subject to customary closing conditions, including (1) shares of common stock having been validly tendered and not properly withdrawn that represent, together with the shares of common stock then owned by Purchaser and its subsidiaries (if any), at least one more share than half of the then outstanding shares of common stock, (2) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Offer or the Merger, (3) the absence of any legal proceeding by and governmental body having authority over Parent, Purchaser or the Company challenging or seeking to restrain or prohibit the consummation of the Offer or the Merger, (4) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (generally subject to Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers), (5) the Company’s performance of its obligations, agreements and covenants under the Merger Agreement in all material respects, (6) the absence, since the date of the Merger Agreement, of a Material Adverse Effect, and (7) the Merger Agreement not having been validly terminated in accordance with its terms.

Following the consummation of the Offer, and subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Merger will be effected under Delaware law without a meeting or vote of the Company’s stockholders (the “Effective Time”). At the Effective Time, each share of common stock issued and outstanding immediately prior to the Effective Time (other than shares (1) held by the Company (including as treasury stock), (2) held by Parent, Purchaser, or any other wholly owned subsidiary of Parent, including any shares acquired by Purchaser in the Offer or (3) owned by any stockholder who is entitled to demand and properly demands the appraisal of such shares) will be automatically cancelled and converted into the right to receive the Offer Price, without interest and subject to any withholding taxes. After the closing of the Merger, the Company will be a wholly owned subsidiary of Parent and will cease to be a publicly-traded company.

As of the Effective Time (1) each outstanding Company stock option, whether or not then vested, will be cancelled in exchange for the right to receive an amount in cash, without interest and subject to any withholding taxes, equal to the excess, if any, of the Merger Consideration (as defined in the Merger Agreement) over the per share exercise price applicable to such Company stock option, multiplied by the total number of shares subject to such Company stock option, and (2) each outstanding restricted stock unit (“RSU”) award of the Company shall be cancelled in exchange for the right to receive an amount in cash, without interest and subject to any withholding taxes, equal to (a) the Merger Consideration multiplied by (b) the total number of shares of Common Stock subject to the RSU award.

Transaction Litigation

For information regarding legal proceedings related to the Transactions, see Note 9 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Onvia platform provides the most comprehensive coverage of agencies and their procurement activity, with a goal of covering 95% of published dollar spending. The platform leverages Onvia’s robust database of proprietary public sector procurement information which includes comprehensive historical and real-time information on procurement activities unavailable elsewhere in the marketplace. We provide access to over 5 million procurement-related records connected to over 400,000 companies from across approximately 82,000 procurement entities nationwide. These records are standardized, formatted and classified within our database each day. We harvest data on a daily basis from thousands of agencies and sources, processing millions of records every year. This enables us to typically publish 90% of all collected government solicitations within 24 hours of issuance. Opportunities are curated using state-of-the-art algorithms and machine tagging, which makes our contracting data extremely actionable and industry-relevant. Onvia helps businesses discover more relevant opportunities to fill their sales pipelines and receive earlier notice of potential contracts. Agencies can use this data to make their procurement processes more efficient.

Onvia’s curation process makes analyzing millions of records easy. Today, other data providers typically use existing agency codes and keyword searches to identify relevant content. Agency contracts usually include many different deliverables, and using a single code or keyword may be inaccurate, return irrelevant results or miss critical projects. Onvia has developed a proprietary vocabulary, or “ontology” to simplify the search process and improve the identification of projects. This ontology summarizes tens of thousands of synonyms and terms used by governments into a few thousand key industry terms. Onvia’s curation process uses natural language processing to determine the essence of a project and consistently categorizes the opportunity using this taxonomy. Searching Onvia’s database using our ontology returns targeted results. Our ontology continues to improve every day. We review thousands of projects a day and use machine learning to identify and add new terms and language to our ontology, which further improves the accuracy and relevance of search results. Users of the Onvia platform can focus on value added activities such as pipeline creation and pursuit strategies, instead of sifting through hundreds of irrelevant records every day.

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

Recent Events

Subsequent Events

•	On October 4, 2017, the Company entered into the Merger Agreement providing for the acquisition of the Company by Parent in an all cash transaction, consisting of a tender offer, followed by a back-end merger of Purchaser with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. See Note 12: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

•	On October 19, 2017, and pursuant to the terms of the Merger Agreement, Parent caused Purchaser to commence the Offer for all of the Company’s outstanding shares of common stock at the Offer Price.

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

Total ACV increased 1% to $23.1 million in the third quarter of 2017 from $22.9 million for the same period one year ago. Growth rate in ACV can fluctuate from year to year based on timing in the amount of ACV available for renewal in addition to the mix of tenured and first year clients expiring in each period as tenured clients tend to renew at a higher rate than first year clients.

Number of Clients

Number of clients represents the number of individual businesses subscribing to our solutions.

At of the end of the third quarter of 2017, our total client base decreased 4% to 2,795 clients compared to 2,920 clients as of the end of the same period one year ago.

Annual Contract Value per Client (“ACVC”)

ACVC is the ACV divided by the number of clients and indicates the average annual value of each of our subscriptions.

Total ACVC increased 6% to $8,274 in the third quarter of 2017 compared to $7,824 in the same period one year ago. Growth in our overall ACVC demonstrates that an increasing portion of our total client base consists of clients who are purchasing our forward-looking intelligence and acceleration solution, not just lead solutions.

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

In the twelve months, ended September 30, 2017, dollar retention was 90% compared to 88% in the twelve months ended September 30, 2016. Dollar retention can fluctuate from period to period due to the client mix (first year and tenured clients) expiring in each period, list price achievement and contract expansions in the corresponding periods. Dollar retention, in conjunction with ACV, provides insight in to our subscription retention rate and ability to generate future subscription revenue.

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

The following table provides a reconciliation of GAAP Net Loss to Adjusted EBITDA for the periods indicated (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
GAAP Net loss	$(484)	$(492)	$(2,058)	$(598)

Reconciling items from GAAP to adjusted EBITDA
Interest and other income, net	(26)	(13)	(47)	(28)
Depreciation and amortization	809	737	2,341	1,754
Amortization of stock-based compensation	152	49	480	153

Adjusted EBITDA	$451	$281	$716	$1,281

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Revenue and Cost of Revenue

The following table provides a breakdown of revenue for the periods presented as a percentage of total revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$6,156	$6,173	$18,389	$18,255

Revenue:
Subscription	96%	93%	96%	93%
Content license	2%	5%	2%	6%
Management information reports	1%	1%	1%	0%
Other	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Subscription revenue for the three and nine months ended September 30, 2017 grew 3% to $5.9 million and 5% to $17.8 million, respectively, over the same periods in 2016. The growth in subscription revenue is primarily a result of improved sales to new clients and retention of existing clients compared to the same period last year.

Total revenue for the three months ended September 30, 2017 was $6.2 million, consistent with the same period last year. Total revenue for the nine months ended September 30, 2017 was $18.4 million, up 1% compared to the same period last year. In addition to subscription revenue, total revenue includes content license and report revenue. In 2016, we were notified that our largest content license customer, representing $810,000 in annual revenue, elected not to continue with our partnership. The combination of increased subscription revenue and a decrease in content license revenue resulted in the slight revenue growth for the nine months ended September 30, 2017 when compared to the same period last year.

Cost of revenue for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Total	$631	$689	$(58)	(8%)	$2,026	$2,195	$(169)	(8%)
Percentage of revenue	10%	11%			11%	12%

Our cost of revenue primarily represents payroll-related expenses associated with the research, capture and enhancement of data in our proprietary database and third-party content fees, and also includes credit card processing fees. The decrease compared to the same prior year periods is due to process efficiencies and other individually immaterial changes.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Current period expenses	$2,566	$2,835	$(269)	(9%)	$7,623	$8,170	$(547)	(7%)
Depreciation and amortization	353	352	1	0%	1,070	836	234	28%
Stock based compensation	17	20	(3)	(15%)	16	52	(36)	(69%)
Total	$2,936	$3,207	$(271)	(8%)	$8,709	$9,058	$(349)	(4%)
Percentage of Revenue	48%	52%			47%	50%

The decrease in expenses for the comparable three and nine month periods is primarily attributable to salary savings as a result of our sales force reorganization. This decrease in expenses was partially offset by an increase in marketing expenses related to the “Onvia On Tour” roadshow and an increase in amortization expense primarily related to the portion of accelerated capitalized software amortization allocated to sales and marketing.

Technology and Development

Technology and development expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Current period expenses	$1,340	$1,407	$(67)	(5%)	$4,402	$3,855	$547	14%
Depreciation and amortization	372	316	56	18%	1,042	746	296	40%
Stock based compensation	19	9	10	111%	40	35	5	14%
Total	$1,731	$1,732	$(1)	(0%)	$5,484	$4,636	$848	18%
Percentage of Revenue	28%	28%			30%	25%

The consistent expenses for the comparable three month periods is mainly attributable to an increase in amortization expense primarily related to the accelerated capitalized software amortization allocated to technology and development, offset by various immaterial decreases.

The increase in expenses for the comparable nine month periods is primarily attributable to an increase in product and development headcount to bring our development organization onshore to support the development of Onvia 8. In addition, there was an increase in amortization expense primarily related to the accelerated capitalized software amortization allocated to technology and development.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands of dollars):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Current period expenses	$1,168	$960	$208	22%	$3,622	$2,754	$868	32%
Depreciation and amortization	84	69	15	21%	229	172	57	33%
Stock based compensation	116	21	95	452%	424	66	358	542%
Total	$1,368	$1,050	$318	30%	$4,275	$2,992	$1,283	43%
Percentage of Revenue	22%	17%			23%	16%

The increase in expenses for the comparable three month periods is primarily attributable to an increase in professional service expenses related to the pending acquisition of Onvia along with an increase in stock based compensation expense related to Onvia’s CEO. See Note 12: Subsequent Events in our Notes to Consolidated Financial Statements for additional information on the pending acquisition of Onvia.

In addition to increased professional service expenses and stock based compensation expense, the comparable nine month periods also included an increase in CEO transition related expenses, performance based management incentives which were estimated and accrued, and costs related to the implementation of a new enterprise resource planning (“ERP”) system . No expenses related to management based incentives or ERP implementation were incurred in 2016.

Interest and Other Income, Net

Net interest and other income was $26,000 and $47,000 for the three and nine month periods ended September 30, 2017, compared to $13,000 and $28,000 for the same periods one year ago.

Net Income/(Loss) and Net Income/(Loss) per Share

We reported net losses of $484,000 and $2.1 million for the three and nine month periods ended September 30, 2017, compared to net losses of $492,000 and $598,000 for the same periods one year ago. On a diluted per share basis, net losses were $0.07 and $0.28 for the three and nine month periods ended September 30, 2017, compared to net losses of $0.07 and $0.08 for the comparable periods ended September 30, 2016, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and available for sale investments. Our combined cash and cash equivalents and available for sale investments were $5 million at September 30, 2017. At September 30, 2017, we held $4.3 million in available for sale investments, primarily in FDIC insured or U.S. government backed securities. In 2016 we were notified that our largest content license customer representing $810,000 in annual revenue elected not to continue with our partnership. This will have a negative impact on bookings, revenue, and cash flow in 2017.

If the pending acquisition of Onvia is not consummated, we may require additional equity or debt financing to meet future working capital needs, particularly if we engage in other merger or acquisition transactions or our overall operating plans change. This may have a dilutive effect on existing stockholders or may include securities that have rights, preferences or privileges senior to those of the rights of our common stock. We cannot make assurances that if additional financing is required, it will be available, or that such financing can be obtained on satisfactory terms.

From December 31, 2016 to September 30, 2017, cash, cash equivalents, and available for sale investments decreased by $2.1 million primarily as a result of costs associated with our CEO transition, company reorganization, and variability in results due to the changes in our sales force.

Operating Activities

Net cash provided by operating activities was $120,000 for the nine months ended September 30, 2017 compared to $2.5 million for the same period in 2016. The decrease is primarily due to increased cash outflows resulting from the costs associated with our CEO transition, company reorganization, and recruiting costs to bring our development organization onshore to support the development of Onvia 8.

Investing Activities

Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2017, consistent with the same period in 2016. Increased additions to internal use software and sale of investments were offset by decreased purchases of investments and maturities of investments.

Financing Activities

Net cash provided by financing activities was $267,000 for the nine months ended September 30, 2017, compared to $20,000 for the same period in the prior year. The increase is due to the CEO purchase of 25,000 shares of common stock as part of the CEO compensation package in the amount of $111,000 along with an increase of $136,000 in proceeds from stock options exercises and purchases under employee stock purchase plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures under this Item are not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act")), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2017.  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2017.

We made no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to refine our internal control over financial reporting on an ongoing basis, as we deem appropriate with a view towards continuous improvement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding legal proceedings in which we are involved, see Note 9 under the subsection titled “Legal Proceedings” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Other than the risk factor discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

On October 4, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project Diamond Intermediate Holdings Corp., a Delaware corporation (“Parent”), and Project Olympus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”), providing for the acquisition of the Company by Parent in an all-cash transaction, consisting of a tender offer (the “Offer”), followed by a back-end merger of Purchaser with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent is the sole stockholder of Deltek, Inc., a Delaware corporation (“Deltek”), which has guaranteed all of Parent’s and Purchaser’s obligations under the Merger Agreement. The Offer and Merger are subject to various risks and uncertainties, including the following:

•	risks that the proposed transactions, including the Offer and the Merger, may not be completed in a timely manner or at all;

•	uncertainties as to the percentage of our stockholders that will support the proposed transactions and tender their shares in the Offer;

•	the possibility that any or all of the various conditions to the consummation of the proposed transactions may not be satisfied or waived;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (such as the occurrence of a material adverse effect), including in circumstances that would require us to pay a termination fee or other expenses;

•	the effect of the announcement or pendency of the proposed transactions on our ability to retain and hire key personnel, our ability to maintain relationships with our customers and others with whom we do business, or otherwise on our operating results and business generally;

•	risks related to diverting management’s attention from our ongoing and future business operations; and

•	the risk that stockholder litigation in connection with the proposed transactions may result in significant costs of defense, indemnification and liability.

If the Offer and the Merger are not consummated for any reason, our stockholders will not receive the consideration that Parent has agreed to pay upon the consummation of the Merger, and the price of our common stock may decline to the extent that its current market price reflects an assumption that the Merger will be consummated. Such decline could be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
2.1	Agreement and Plan of Merger, dated as of October 4, 2017, by and among Onvia, Inc., Project Diamond Intermediate Holdings Corp., and Project Olympus Meger Sub, Inc. (incorporated by reference from Exhibit 2.1 to Onvia’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

31.1++	Certification of Russell Mann, Chief Executive Officer and President of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Cameron S. Way, Chief Financial Officer and Principal Accounting Officer of Onvia, Inc., Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Russell Mann, Chief Executive Officer and President of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Cameron S. Way, Senior Vice President and Chief Financial Officer of Onvia, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101++	101.INS XBRL Instance Document
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

Date: November 14, 2017

